Form 10-Q
period 2000-06-30
BLUE VALLEY BAN CORP
filed 2000-08-14
CIK 901842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER: 001-15933

                             BLUE VALLEY BAN CORP
            (Exact name of registrant as specified in its charter)

         KANSAS                                              48-1070996
    (State or other                                           (I.R.S.
    jurisdiction of                                           Employer
    incorporation or                                       Identification
     organization)                                              No.)

      11935 RILEY
 OVERLAND PARK, KANSAS                                     66225-6128
 (Address of principal
   executive offices)                                      (Zip Code)


      Registrant's telephone number, including area code: (913) 338-1000


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [   ] No [X]

   Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on June 30, 2000 was 2,141,720 shares.


                              BLUE VALLEY BAN CORP

                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I.    FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

Independent Accountants' Review Report                                                           3

Consolidated Balance Sheets  - June 30 2000 (unaudited) and December 31, 1999                    4

Consolidated Statements of Income (unaudited) - three months and six months ended
June 30, 2000 and 1999.                                                                          6

Consolidated Statements of Changes in Stockholders' Equity (unaudited) - six months
ended June 30, 2000 and 1999                                                                     7

Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2000
and 1999                                                                                         8

Notes to Consolidated Financial Statements (unaudited) - six months ended June 30, 2000
and 1999                                                                                         9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                                        11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           13

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                           14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                    14



PART I.    FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS




                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

     We have reviewed the consolidated balance sheet of BLUE VALLEY BAN CORP as of June 30, 2000 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and the consolidated statement of cash flows for the six-month period ended June 30,2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated
March 1, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ BAIRD, KURTZ & DOBSON

Kansas City, Missouri
August 4, 2000

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 2000 AND DECEMBER 31, 1999
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                              JUNE 30, 2000    DECEMBER 31, 1999
                                             ----------------  ----------------
                                               (UNAUDITED)

Cash and due from banks                              $18,821           $15,460
Federal funds sold                                       100             8,000
                                             ----------------  ----------------
   Cash and cash equivalents                          18,921            23,460

Available-for-sale securities                         52,971            48,646
Mortgage loans held for sale                           4,655               952

Loans                                                267,720           250,410
   Less allowance for loan losses                    (4,229)           (3,817)
                                             ----------------  ----------------
   Net loans                                         263,491           246,593
Premises and equipment                                 5,810             5,574
Foreclosed assets held for sale, net                      86               186
Interest receivable                                    2,254             2,039
Deferred income taxes                                  1,893             1,841
Prepaid expenses and other assets                        962               840
Federal Home Loan Bank stock and other
securities                                             1,465             1,034
Excess of cost over fair value of net
assets acquired, at amortized cost                     1,372             1,448
                                             ----------------  ----------------

   Total Assets                                     $353,880          $332,613
                                             ================  ================



        See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              JUNE 30, 2000    DECEMBER 31, 1999
                                             ----------------  ----------------
                                               (UNAUDITED)
LIABILITIES
Demand deposits                                      $37,691           $36,950
Savings, NOW and money market deposits               137,412           126,398
Time deposits                                        111,823           104,797
                                             ----------------  ----------------
   Total Deposits                                    286,926           268,145


Securities sold under agreements to
repurchase                                            12,137            11,260
Short-term debt                                       17,075            17,450
Long-term debt                                        11,840            11,908
Advances from borrowers for taxes and
insurance                                              3,047             2,559
Accrued interest and other liabilities                 2,235             2,422
                                             ----------------  ----------------

   Total Liabilities                                 333,260           313,744
                                             ----------------  ----------------


STOCKHOLDERS' EQUITY
Capital stock
   Common stock, pare value $1 per share;
       Authorized 15,000,000 shares; issued
       and outstanding 2000 - 2,141,720
       shares; 1999 - 2,137,720                        2,142             2,138

Additional paid-in capital                             5,277             5,230
Retained earnings                                     14,237            12,458
Accumulated other comprehensive income
   Unrealized depreciation on
   available-for-sale securities, net of
       income taxes of $(691) in 2000 and
       $(638) in 1999                                 (1,036)             (957)

                                             ----------------  ----------------
   Total Stockholders' Equity                         20,620            18,869
                                             ----------------  ----------------

   Total Liabilities and Stockholders'
     Equity                                         $353,880          $332,613
                                             ================  ================



        See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (DOLLARS IN
                          THOUSANDS, EXCEPT SHARE DATA)



                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30                           JUNE 30
                                                        2000            1999              2000            1999
                                                    -------------   -------------     -------------   -------------
                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
INTEREST INCOME
Interest and fees on loans                                $6,451          $5,006           $12,724          $9,033
Federal funds sold                                            15             152                53             304
Available-for-sale securities                                814             632             1,567           1,345
                                                    -------------   -------------     -------------   -------------
   Total Interest Income                                   7,280           5,790            14,344          10,682
                                                    -------------   -------------     -------------   -------------

INTEREST EXPENSE
Deposits                                                   3,201           2,343             6,152           4,572
Securities sold under repurchase
   agreements                                                 86              71               177             128
Long-term debt and advances                                  443             251               856             488
                                                    -------------   -------------     -------------   -------------
   Total Interest Expense                                  3,730           2,665             7,185           5,188
                                                    -------------   -------------     -------------   -------------

NET INTEREST INCOME                                        3,550           3,125             7,159           5,494

PROVISION FOR LOAN LOSSES                                    480             506               945             806
                                                    -------------   -------------     -------------   -------------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                       3,070           2,619             6,214           4,688

NONINTEREST INCOME
Service fees                                                 694             625             1,294           1,284
Other income                                                  85              49               160             105
                                                    -------------   -------------     -------------   -------------
   Total Noninterest Income                                  779             674             1,454           1,389
                                                    -------------   -------------     -------------   -------------

NONINTEREST EXPENSE
Salaries and employee benefits                             1,424           1,127             2,833           2,124
Net occupancy expense                                        276             213               533             411
Other operating expense                                      695             802             1,627           1,415
                                                    -------------   -------------     -------------   -------------
   Total Noninterest Expense                               2,395           2,142             4,993           3,950
                                                    -------------   -------------     -------------   -------------

INCOME BEFORE INCOME TAXES                                 1,454           1,151             2,675           2,127

PROVISION FOR INCOME TAXES                                   508             374               896             695
                                                    -------------   -------------     -------------   -------------

NET INCOME                                                  $946            $777            $1,779          $1,432
                                                    =============   =============     =============   =============
BASIC EARNINGS PER SHARE                                   $0.44           $0.36             $0.83           $0.67
                                                    =============   =============     =============   =============
DILUTED EARNINGS PER SHARE                                 $0.43           $0.36             $0.82           $0.67
                                                    =============   =============     =============   =============




        See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.


                                                  BLUE VALLEY BAN CORP

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             SIX MONTHS ENDED JUNE 30, 2000
                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                                                                               Income
                                                                                             Unrealized
                                                                  Additional               Depreciation on
                                     Comprehensive     Common      Paid-In     Retained   Available-for-Sale
                                        Income         Stock       Capital     Earnings    Securities, Net      Total
                                        ------         -----       -------     --------    ---------------      -----
BALANCE, DECEMBER 31, 1998                               $2,130       $5,159      $9,375               $352      $17,016
Issuance of 1324 shares of common
   stock                                                      2            4                                           6
Net income                                   $1,432                                1,432                           1,432
Change in unrealized depreciation
  on available-for-sale securities,
  net of income taxes of $(636)               (954)                                                   (954)        (954)
                                    ---------------- -----------  -----------  ---------- ------------------  -----------
BALANCE, JUNE 30, 1999                         $478      $2,132       $5,163     $10,807             $(602)      $17,500
                                    ================ ===========  ===========  ========== ==================  ===========

Issuance of 6,000 shares of common
   stock                                                      6           67                                          73
Net income                                   $1,651                                1,651                           1,651
Change in unrealized depreciation
  on available-for-sale securities,
  net of income taxes of $(236)               (355)                                                   (355)        (355)
                                    ---------------- -----------  -----------  ---------- ------------------  -----------
BALANCE, DECEMBER 31, 1999                   $1,774      $2,138       $5,230     $12,458             $(957)      $18,869
                                    ================ ===========  ===========  ========== ==================  ===========

Issuance of 4,000 shares of common
   stock                                                      4           47                                          51
Net income                                   $1,779                                1,779                           1,779
Change in unrealized depreciation
  on available-for-sale securities,
  net of income taxes of $(52)                 (79)                                                    (79)         (79)
                                    ---------------- -----------  -----------  ---------- ------------------  -----------
BALANCE, JUNE 30, 2000                       $3,474      $2,142       $5,277     $14,237           $(1,036)      $20,620
                                    ================ ===========  ===========  ========== ==================  ===========


                                                                              June 30,    December 31, 1999  June 30,
                                                                              ---------   -----------------  --------
                                                                                2000                            1999
                                                                                ----                            ----
RECLASSIFICATION DISCLOSURE:
Unrealized depreciation on available-for-sale securities, net of income taxes of
   $(52), $(236), and $(635) for the periods ended June 30, 2000,
   December 31, 1999, and June 30, 1999, respectively                              $(79)             $(355)     $(952)
Less:  reclassification adjustments for appreciation
   (depreciation) included in net income, net of income taxes of $1 for the
   period ended June 30, 1999                                                                                      (2)
                                                                               ---------- ------------------  -----------
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $(52), $(236), and $(636) for the periods ended June 30,
   2000, December 31, 1999, and June 30, 1999, respectively                        $(79)             $(355)      $(954)
                                                                               ========== ==================  ===========



        See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.



                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     JUNE 30, 2000             JUNE 30, 1999
                                                                 ----------------------    -----------------------
                                                                      (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $1,779                     $1,432
Items not requiring (providing) cash:
   Depreciation and amortization                                                   302                        248
   Amortization of premiums and discounts on securities                             41                          8
   Provision for loan losses                                                       945                        806
   Gain on sales of available-for-sale securities                                                             (3)
Changes in:
   Accrued interest receivable                                                   (215)                      (170)
   Mortgage loans held for sale                                                (3,703)                      (339)
   Prepaid expenses and other assets                                             (123)                    (1,162)
   Accrued interest payable and other liabilities                                (187)                         16
                                                                 ----------------------    -----------------------
       Net cash provided by (used in) operating activities                     (1,161)                        836
                                                                 ----------------------    -----------------------

CASH FLOWS FROM  INVESTING ACTIVITIES
Net originations of loans                                                     (18,785)                   (46,120)
Proceeds from sales of loan participations                                         734
Purchase of premises and equipment                                               (460)                      (265)
Proceeds from the sale of foreclosed assets                                        308                        259
Proceeds from sales of available-for-sale securities                                                        2,003
Proceeds from maturities of available-for-sale securities                        2,205                      8,000
Purchases of available-for-sale securities                                     (7,134)                    (4,340)
                                                                 ----------------------    -----------------------
       Net cash used in investing activities                                  (23,132)                   (40,463)
                                                                 ----------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings
   accounts                                                                     11,755                     25,507
Net increase (decrease) in certificates of deposit                               7,026                    (3,622)
Repayments of long-term debt                                                      (68)                       (64)
Net proceeds (payments) on short-term debt                                       (375)                      2,250
Proceeds from sale of common stock                                                  51                          6
Net increase in other borrowings                                                   877                        780
Net increase in advances from borrowers for taxes and
   insurance                                                                       488                      1,999
                                                                 ----------------------    -----------------------
       Net cash provided by financing activities                                19,754                     26,856
                                                                 ----------------------    -----------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,539)                   (12,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  23,460                     28,999
                                                                 ----------------------    -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $18,921                    $16,228
                                                                 ======================    =======================


        See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 1:    BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and December 31, 1999, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended June 30, 2000 and 1999, and are of a normal recurring nature.

      Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission.

      The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

      The report of Baird, Kurtz & Dobson commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part I.


NOTE 2:    EARNINGS PER SHARE

      Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

      The computation of per share earnings for the six months ended June 30, 2000 and 1999 is as follows:

                                               JUNE 30,       JUNE 30,
                                                 2000           1999
                                              ------------    ----------
                                               (UNAUDITED)    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                SHARE AND PER SHARE DATA)

Net income                                       $ 1,779       $  1,432
                                              -----------     ----------

Average common shares outstanding
                                               2,141,324      2,130,945
Average common share stock options
outstanding                                       34,372         17,808
                                              -----------     ----------

Average diluted common shares
                                               2,175,696      2,148,753
                                              -----------     ----------

Basic earnings per share                         $  0.83        $  0.67
                                              ===========     ==========

Diluted earnings per share                       $  0.82        $  0.67
                                              ===========     ==========





        See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

NOTE 3:    LONG-TERM DEBT

      Long-term debt at June 30, 2000 and December 31, 1999, consisted of the following components:

                                               JUNE 30, 2000   DECEMBER 31, 1999
                                               ---------------  --------------
                                                (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS)

Note Payable - other (A)                          $     1,840     $     1,908

Federal Home Loan Bank advances (B)                    10,000          10,000
                                               ---------------  --------------

Total                                            $     11,840     $    11,908
long-term debt
                                               ===============  ==============

(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.

(B) Due in 2008; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.63% to 5.682%.

Aggregate annual maturities of long-term debt at June 30, 2000 are as follows:

                                                     (DOLLARS
                                                   IN THOUSANDS)
                                                ---------------------
July 1 to December 31, 2000                             $         72
2001                                                             151
2002                                                             162
2003                                                             175
2004                                                             188
2005                                                             203
Thereafter                                                    10,889
                                                ---------------------
                                                        $     11,840
                                                =====================


NOTE 4:    SUBSEQUENT EVENT

     On July 21, 2000, BVBC Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $11,500,000 of 10.375% trust preferred securities. The Trust also issued common securities to the Company and used the net proceeds for the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures of the Company due September 30, 2030. The junior subordinated debentures are the sole assets of the Trust and will be eliminated, along with the related income statement effects, in the Company's future consolidated financial statements. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

GENERAL

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999. Net income for the quarter ended June 30, 2000, was $946,000, as compared to net income of $777,000 for the quarter ended June 30, 1999. This represents a $169,000, or 21.75% increase in the 2000 earnings over 1999. Diluted earnings per share increased 19.44% to $0.43 in the second quarter of 2000 from $0.36 in the same period of 1999. The Company's return on average assets and return on average stockholders' equity for the three month period ended June 30, 2000 were 1.12% and 19.01%, compared to 1.14% and 17.72%, respectively, for the same period in 1999.

      Net interest income for the three month period ended June 30, 2000 increased to $3.6 million from $3.1 million in the prior year second quarter, a $500,000, or 13.60% increase. Average interest-earning assets increased by $62.3 million, or 24.25%, while average interest-bearing liabilities increased by $64.2 million, or 29.63%. Although the growth of average interest-bearing liabilities was slightly above the growth of average interest-earning assets, and the net interest margin decreased to 4.55% from 4.97%, the growth in volume generated more net interest income. In addition to the increase in volume, the average balance of federal funds sold was $12.0 million lower for the three months ended June 30, 2000 compared with June 30, 1999. The result is that a higher percentage of average interest-earning dollars were invested in higher yielding assets such as investment securities and loans, generating additional net interest income.

      Interest income for the current year second quarter was $7.3 million, an increase of $1.5 million, or 25.73%, from $5.8 million in the prior year second quarter, primarily as a result of growth in interest-earning assets. Yields on interest-earning assets increased to 9.25% in the second quarter of 2000, as compared to 9.13% in the prior year second quarter. Loan interest and fee income increased to $6.4 million from 5.0 million because of greater volume of loans outstanding. These additional loans were funded by deposit growth, advances from the FHLB, and funds previously invested in federal funds sold.

      Interest expense for the current year second quarter was $3.7 million, an increase of $1.1 million, or 39.96%, from $2.7 million in the prior year second quarter. The increase is attributable to a $50.7 million, or 26.62%, increase in our average interest-bearing deposits as well as a $13.5 million, or 51.52%, increase in other interest-bearing liabilities, including FHLB borrowings and increased borrowings under our bank stock loan. Overall, rates paid on average interest-bearing liabilities increased to 5.34% in the current year period from 4.93% in the prior year period, an increase of 41 basis points.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999. Net income for the six month period ended June 30, 2000, was $1.8 million, compared to net income of $1.4 million for the six month period ended June 30, 1999. This represents a 24.23% increase in the 2000 earnings over 1999. Diluted earnings per share increased 22.39% to $0.82 in the second quarter of 2000 from $0.67 in the same period of 1999. The Company's return on average assets and return on average stockholders' equity for the six month period ended June 30, 2000 was 1.07% and 18.34%, compared to 1.09% and 16.57%, respectively, for the same period in 1999.

     Net interest income for the six month period ended June 30, 2000 increased to $7.2 million from $5.5 million in the prior year sixth month period, a $1.7 million, or 30.31% increase. This increase was primarily the result of a $64.9 million, or 26.27% increase in average interest-earning assets. Our net interest margin improved to 4.69% during the current year six month period, from 4.58% during the prior year six month period. One of the major contributors to the improvement in our net interest margin year-to-date was interest of $555,000 earned on a purchased lease portfolio during the first quarter 2000. We expect our interest income from these purchased leases to decline over the next two years as the portfolio matures. Without the interest income generated from this portfolio, the net interest margin would have been 4.34%.

      Interest income for the current year six month period was $14.3 million, an increase of $3.6 million, or 34.28%, from $10.7 million in the prior year six month period, primarily as a result of growth in interest-earning assets. The yield on average interest-earning assets increased to 9.32% in 2000 from 8.81% in 1999, an increase of 51 basis points, which combined with the increase in volume, resulted in the $3.6 million increase in interest income in the current year period, as compared to the prior year period.

      Interest expense for the six month period ended June 30, 2000 was $7.2 million, up $2.0 million, or 38.49%, from $5.2 million for the six month period ended June 30, 1999. We attribute the increase to growth in our deposit base, as well as increases in other funding sources such as the FHLB. Overall, rates paid on average interest-bearing liabilities increased to 5.25% in the current year period from 4.99% in the prior year period, an increase of 26 basis points.

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the second quarter of 2000 was $480,000, compared to $506,000 for the same period of 1999, resulting in a $26,000, or 5.14% decrease. In the second quarter of 1999, a larger provision was taken as a result of higher than expected growth in the loan portfolio. For the six months ended June 30, 2000 and 1999, the provision was $945,000 and $806,000, respectively, resulting in a 17.25% increase. We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

      Non-interest income increased to $779,000, or 15.58%, during the three months ended June 30, 2000, from $674,000 during the prior year second quarter. This increase is primarily attributable to an increase in other service charge income of $145,000, such as investment brokerage services which generated an additional $52,000 over the prior year quarter, and commercial mortgage services which generated an additional $44,000 over the prior year quarter. For the six months ended June 30, 2000, non-interest income was $1.5 million, a 4.68% increase from the $1.4 million reported for the same period in 1999.

NON-INTEREST EXPENSE

      Non-interest expense increased to $2.4 million, or 11.81%, during the three months ended June 30, 2000, from $2.1 million in the prior year period. Year-to-date non-interest expense increased to $5.0 million, or 26.41%, during the six months ended June 30, 2000, from $4.0 million in the prior year period. This increase is primarily attributable to an increase in salaries and employee benefits expense. Our salaries and employee benefits expense increased to $1.4 million and $2.8 million during the three month and six month ended periods in 2000, from $1.1 million and $2.1 million during the three month and six month ended periods in 1999, as we hired additional staff to facilitate our growth. We had 123 full-time employees at June 30, 2000 as compared to 99 at June 30, 1999.

FINANCIAL CONDITION

      Total assets for the Company at June 30, 2000, were $353.9 million, an increase of $21.3 million, or 6.39%, compared to December 31, 1999. Deposits and stockholders' equity at June 30, 2000, were $286.9 million and $20.6 million, increases of $18.8 million, or 7.00%, and $1.8 million, or 9.28%, respectively.

      Loans at June 30, 2000 totaled $267.7 million, an increase of $17.3 million, or 6.91% compared to December 31, 1999. Loan growth was limited in the first half of the year due to funding constraints. The loan to deposit ratio remained above 91% from December 31, 1999 through the end of the second quarter. Although higher-cost funding sources, such as brokered deposits, are available to the Bank, consistent with our growth strategy, management seeks to maintain an appropriate balance between loan portfolio growth and overall profitability. Our just completed trust preferred securities offering should provide relief in this area for a period of time.

      Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.58% as of June 30, 2000, compared to 1.52% at December 31, 1999. As of June 30, 2000, non-performing loans equaled 0.43% of total loans, the allowance for loan losses equaled 365.83% of non-performing loans, and net charge-offs equaled 0.42% of average total loans.

      Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less that $100,000, were

71.32% of our total assets at June 30, 2000, and 70.11% of total assets at December 31, 1999. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at June 30, 2000, the Bank was within the established guidelines.

      At June 30, 2000, our total stockholders' equity was $20.6 million and our equity to asset ratio was 5.83%, compared to total stockholders' equity of $18.9 million and equity to asset ratio of 5.67% as of December 31, 1999. At June 30, 2000, our Tier 1 capital ratio was 7.07%, while our total risk-based capital ratio was 8.32%, both of which exceed the capital minimums established in the risk-based capital requirements.



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant changes in our Qualitative and Quantitative Disclosure About Market Risk since December 31, 1999, as reported in our Registration Statement on Form S-1 (File Nos. 333-34328 and 333-34328-01), filed on July 18, 2000.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
On July 18, 2000, the Registration Statement on Form S-1 (File Nos. 333-34328 and 333-34328-01) filed by the Company and the Trust was declared effective by the Securities and Exchange Commission. The offering of the 1,437,500 10.375% trust preferred securities that was the subject of the Registration Statement commenced on July 21, 2000. The offering was made through an underwriting syndicate managed by Stifel, Nicolaus & Company, Incorporated. The public offering price was $8.00 per trust preferred security, and the Company received aggregate net proceeds of approximately $10.7 million, after deducting underwriting commissions and estimated offering expenses of approximately $800,000. Of these net proceeds, approximately $7.1 million were used to retire outstanding indebtedness under our bank stock loan and $2.0 million were contributed to the Bank in the form of additional capital. The remainder of the proceeds have been retained by the Company for general corporate purposes, including additional investments from time to time in the Bank in the form of additional capital and possible future acquisitions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)   EXHIBITS
      11.   Computation of Earnings Per Share.  Please see p. 7.
      27.   Financial Data Schedule
(B)   REPORTS ON FORM 8-K
      Blue Valley filed no reports on Form 8-K during the quarter ended June 30, 2000.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Blue Valley Ban Corp

      Date:  August 14, 2000              By:  /s/  Robert D. Regnier
                                               Robert D. Regnier,
                                               President and
                                               Chief Executive Officer



      Date:  August 14, 2000               By:  /s/  Mark A. Fortino
                                                Mark A. Fortino, Treasurer