Form 10-Q
period 2000-09-30
BLUE VALLEY BAN CORP
filed 2000-11-13
CIK 901842

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to __________________

                        Commission file number: 001-15933

                             BLUE VALLEY BAN CORP
            (Exact name of registrant as specified in its charter)

         Kansas                                              48-1070996
    (State or other                                           (I.R.S.
    jurisdiction of                                           Employer
    incorporation or                                       Identification
     organization)                                              No.)

      11935 Riley
 Overland Park, Kansas                                        66225-6128
 (Address of principal                                        (Zip Code)
   executive offices)


      Registrant's telephone number, including area code: (913) 338-1000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on September 30, 2000 was 2,141,720 shares.

                              BLUE VALLEY BAN CORP

                                      INDEX

                                                                                                   Page No.
Part I.    Financial Information

Item I.    Financial Statements

Independent Accountants' Review Report                                                                 3

Consolidated Balance Sheets  - September 30, 2000 (unaudited) and December 31, 1999                    4

Consolidated Statements of Income (unaudited) - three months and nine months ended
September 30, 2000 and 1999                                                                            6

Consolidated Statements of Changes in Stockholders' Equity (unaudited) - nine months
ended September 30, 2000 and 1999                                                                      7

Consolidated Statements of Cash Flows (unaudited) - nine months ended
September 30, 2000and 1999                                                                             8

Notes to Consolidated Financial Statements (unaudited) - nine months ended
September 30, 2000 and 1999                                                                            9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                              11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 15

Part II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                                           16



Part I.    Financial Information

Item 1.       FINANCIAL STATEMENTS

                    Independent Accountants' Review Report

Board of Directors
Blue Valley Ban Corp

Overland Park, Kansas 66225

     We have reviewed the consolidated balance sheet of BLUE VALLEY BAN CORP as of September 30, 2000 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and the consolidated statements of changes in stockholders' equity and cash flows for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                         /s/ BAIRD, KURTZ & DOBSON

Kansas City, Missouri
November 9, 2000

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                    (dollars in thousands, except share data)

                                     ASSETS

                                              September 30,     December 31,
                                                  2000              1999
                                             ----------------  ----------------
                                               (Unaudited)

Cash and due from banks                               $8,780           $15,460
Federal funds sold                                    26,920             8,000
                                             ----------------  ----------------
   Cash and cash equivalents                          35,700            23,460

Available-for-sale securities                         63,086            48,646
Held-to-maturity securities                            2,000
Mortgage loans held for sale                           2,639               952

Loans                                                283,349           250,410
   Less allowance for loan losses                    (4,355)           (3,817)
                                             ----------------  ----------------
   Net loans                                         278,994           246,593
Premises and equipment                                 6,158             5,574
Foreclosed assets held for sale, net                     340               186
Interest receivable                                    2,691             2,039
Deferred income taxes                                  1,533             1,841
Prepaid expenses and other assets                      1,704               840
Federal Home Loan Bank stock and other                 1,465             1,034
securities
Excess of cost over fair value of net                  1,334             1,448
assets acquired, at amortized cost
                                             ----------------  ----------------
   Total Assets                                     $397,644          $332,613
                                             ================  ================



         See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,     December 31,
                                                  2000              1999
                                             ----------------  ----------------
                                               (Unaudited)

LIABILITIES

Demand deposits                                      $40,289           $36,950
Savings, NOW and money market deposits               143,646           126,398
Time deposits                                        137,733           104,797
                                             ----------------  ----------------
   Total Deposits                                    321,668           268,145

Securities sold under agreements to
   repurchase                                         14,206            11,260
Short-term debt                                       10,000            17,450
Long-term debt                                        11,804            11,908
Guaranteed preferred beneficial interest in
   Company's subordinated debt                        11,500
Advances from borrowers for taxes and
   insurance                                           3,317             2,559
Accrued interest and other liabilities                 3,174             2,422
                                             ----------------  ----------------
   Total Liabilities                                 375,669           313,744
                                             ----------------  ----------------


STOCKHOLDERS' EQUITY

Capital stock

   Common stock, pare value $1 per share;
      Authorized 15,000,000 shares; issued
      and outstanding 2000 - 2,141,720
      shares; 1999 - 2,137,720                         2,142             2,138
Additional paid-in capital                             5,277             5,230
Retained earnings                                     15,051            12,458
Accumulated other comprehensive income
   Unrealized depreciation on
   available-for-sale securities, net of
   income taxes of $(331) in 2000 and
   $(638) in 1999                                       (495)             (957)
                                             ----------------  ----------------
   Total Stockholders' Equity                         21,975            18,869
                                             ----------------  ----------------
   Total Liabilities and Stockholders'
     Equity                                         $397,644          $332,613
                                             ================  ================





         See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (dollars in thousands, except share data)

                                    Three Months Ended      Nine Months Ended
                                       September 30           September 30

                                      2000       1999        2000       1999
                                    ---------  ---------   ---------  ---------
                                   (Unaudited)(Unaudited) (Unaudited)(Unaudited)
INTEREST INCOME
Interest and fees on loans            $6,813     $5,141     $19,537    $14,174
Federal funds sold                       390         57         443        361
Available-for-sale securities            905        676       2,472      2,021
                                    ---------  ---------   ---------  ---------
   Total Interest Income               8,108      5,874      22,452     16,556
                                    ---------  ---------   ---------  ---------

INTEREST EXPENSE
Deposits                               3,852      2,473      10,004      7,045
Securities sold under repurchase
   agreements                            120         71         297        199
Long-term debt and advances              644        295       1,500        783
                                    ---------  ---------   ---------  ---------
   Total Interest Expense              4,616      2,839      11,801      8,027
                                    ---------  ---------   ---------  ---------

NET INTEREST INCOME                    3,492      3,035      10,651      8,529

PROVISION FOR LOAN LOSSES                495        369       1,440      1,175
                                    ---------  ---------   ---------  ---------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES           2,997      2,666       9,211      7,354

NONINTEREST INCOME
Service fees                             758        696       2,052      1,980
Other income                              59         39         219        144
                                    ---------  ---------   ---------  ---------
   Total Noninterest Income              817        735       2,271      2,124
                                    ---------  ---------   ---------  ---------

NONINTEREST EXPENSE
Salaries and employee benefits         1,466      1,155       4,299      3,279
Net occupancy expense                    291        237         824        648
Other operating expense                  832        714       2,459      2,129
                                    ---------  ---------   ---------  ---------
   Total Noninterest Expense           2,589      2,106       7,582      6,056
                                    ---------  ---------   ---------  ---------

INCOME BEFORE INCOME TAXES             1,225      1,295       3,900      3,422

PROVISION FOR INCOME TAXES               411        433       1,307      1,128
                                    ---------  ---------   ---------  ---------
NET INCOME                              $814       $862      $2,593     $2,294
                                    =========  =========   =========  =========
BASIC EARNINGS PER SHARE               $0.38      $0.40       $1.21      $1.08
                                    =========  =========   =========  =========
DILUTED EARNINGS PER SHARE             $0.37      $0.40       $1.19      $1.07
                                    =========  =========   =========  =========


         See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.



                                                            BLUE VALLEY BAN CORP

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (dollars in thousands, except share data)

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                    Comprehensive
                                                                                                        Income
                                                                                                      Unrealized
                                                                         Additional                 Depreciation on
                                       Comprehensive       Common          Paid-In     Retained    Available-for-Sale
                                         Income            Stock          Capital      Earnings      Securities, Net    Total
                                          ----            -----          -------      --------    ------------------    -----
BALANCE, DECEMBER 31, 1998                                  $2,130           $5,159      $9,375             $352       $17,016
Issuance of 1324 shares of common
   stock                                                         2                4                                          6
Net income                                    $2,294                                      2,294                          2,294
Change in unrealized depreciation on
   available-for-sale securities, net of
   income taxes of $(593)                      (893)                                                       (893)         (893)
                                          -----------  ------------   -------------- -----------  ---------------  ------------
BALANCE, SEPTEMBER 30, 1999                   $1,401        $2,132           $5,163     $11,669           $(541)       $18,423
                                          -----------  ------------   -------------- -----------  ---------------  ------------

Issuance of 6,000 shares of common
   stock                                                         6               67                                         73
Net income                                      $789                                        789                            789
Change in unrealized depreciation on
   available-for-sale securities, net of
   income taxes of $(277)                      (416)                                                       (416)         (416)
                                          -----------  ------------   -------------- -----------  ---------------  ------------
BALANCE, DECEMBER 31, 1999                    $1,774        $2,138           $5,230     $12,458           $(957)       $18,869
                                          -----------  ------------   -------------- -----------  ---------------  ------------

Issuance of 4,000 shares of common
   stock                                                         4               47                                         51
Net income                                    $2,593                                      2,593                          2,593
Change in unrealized depreciation on
   available-for-sale securities, net of
   income taxes of $307                          462                                                        462            462
                                          -----------  ------------   -------------- -----------  ---------------  ------------
BALANCE, SEPTEMBER 30, 2000                   $3,055        $2,142           $5,277     $15,051           $(495)       $21,975
                                          ===========  ============   ============== ===========  ===============  ============


                                                                                    September 30,  December 31, 1999   September 30,
                                                                                    -------------  -----------------   -------------
                                                                                         2000                              1999
                                                                                         ----                              ----

RECLASSIFICATION DISCLOSURE:

Unrealized depreciation on available-for-sale securities, net of income taxes of
   $307, $(277), and $(592) for the periods ended September 30, 2000,
   December 31, 1999, and September 30, 1999, respectively                                   $462           $(416)        $(891)
Less:  reclassification adjustments for appreciation
   (depreciation) included in net income, net of income taxes of $1 for the
   period ended September 30, 1999                                                                                           (2)
                                                                                       -----------  ---------------  ------------
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $307, $(277), and $(593) for the periods ended September 30,

   2000, December 31, 1999, and September 30, 1999, respectively                             $462           $(416)        $(893)
                                                                                       ===========  ===============  ============


                                     See Accompanying Notes to Consolidated Financial Statements
                                             and Independent Accountant's Review Report.



                                                        BLUE VALLEY BAN CORP

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                              (dollars in thousands, except share data)

                                                                                September 30, 2000             September 30, 1999
                                                                              ------------------------       -----------------------
                                                                                    (Unaudited)                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                     $2,593                         $2,294
Items not requiring (providing) cash:
   Depreciation and amortization                                                                  464                            384
   Amortization of premiums and discounts on securities                                            60                             27
   Provision for loan losses                                                                    1,440                          1,175
   Gain on sales of available-for-sale securities                                                                                (3)
Changes in:
   Accrued interest receivable                                                                  (652)                          (340)
   Mortgage loans held for sale                                                               (1,687)                           (54)
   Prepaid expenses and other assets                                                               18                             75
   Accrued interest payable and other liabilities                                                 752                            411
                                                                              ------------------------       -----------------------
       Net cash provided by operating activities                                                2,988                          3,969
                                                                              ------------------------       -----------------------

CASH FLOWS FROM  INVESTING ACTIVITIES

Net originations of loans                                                                    (35,084)                       (63,248)
Proceeds from sales of loan participations                                                        658                          1,741
Purchase of premises and equipment                                                              (931)                          (355)
Proceeds from the sale of foreclosed assets                                                       431                            134
Purchases of held-to-maturity securities                                                      (2,000)
Proceeds from sales of available-for-sale securities                                                                           2,003
Proceeds from maturities of available-for-sale securities                                       3,205                          8,000
Purchases of available-for-sale securities                                                   (16,935)                        (5,350)
Purchases of Federal Home Loan Bank Stock and other securities                                  (431)                          (399)
                                                                              ------------------------       -----------------------
       Net cash used in investing activities                                                 (51,087)                       (57,075)
                                                                              ------------------------       -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, money market, NOW and savings
   accounts                                                                                    20,587                         37,821
Net increase (decrease) in certificates of deposit                                             32,936                        (9,944)
Repayments of long-term debt                                                                    (104)                           (97)
Net proceeds from guaranteed preferred beneficial
   interest  in Company's subordinated debt                                                    11,500
Net proceeds (payments) on short-term debt                                                    (7,450)                          6,063
Proceeds from sale of common stock                                                                 51                              6
Net increase in other borrowings                                                                2,946                            244
Net increase in advances from borrowers for taxes and
   insurance                                                                                      758                          2,302
                                                                              ------------------------       -----------------------
       Net cash provided by financing activities                                               61,224                         36,395
                                                                              ------------------------       -----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               12,240                       (16,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 23,460                         28,999
                                                                              ------------------------       -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $35,700                        $12,288
                                                                              ========================       =======================

                                     See Accompanying Notes to Consolidated Financial Statements
                                             and Independent Accountant's Review Report.


                              BLUE VALLEY BAN CORP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

NOTE 1:    BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended September 30, 2000 and 1999, and are of a normal recurring nature.

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

      The computation of per share earnings for the nine months ended September 30, 2000 and 1999 is as follows:


                                                                                September 30, 2000         September 30, 1999
                                                                              -----------------------    -----------------------
                                                                                    (Unaudited)               (Unaudited)
                                                                                        (dollars in thousands, except
                                                                                          share and per share data)

Net income                                                                                   $ 2,593                   $  2,294
                                                                              -----------------------    -----------------------

Average common shares outstanding                                                          2,141,457                  2,131,206
Average common share stock options outstanding                                                34,372                     17,808
                                                                              -----------------------    -----------------------

Average diluted common shares                                                              2,175,829                  2,149,014
                                                                              -----------------------    -----------------------

Basic earnings per share                                                                     $  1.21                    $  1.08
                                                                              =======================    =======================

Diluted earnings per share                                                                   $  1.19                    $  1.07
                                                                              =======================    =======================

NOTE 3:    LONG-TERM DEBT

           Long-term debt at September 30, 2000 and December 31, 1999, consisted of the following components:



                                                        September 30, 2000           December 31, 1999
                                                     --------------------------   -----------------------
                                                            (Unaudited)
                                                                        (in thousands)
Note Payable - other (A)                                           $     1,804                $     1,908
Federal Home Loan Bank advances (B)                                     10,000                     10,000
                                                     --------------------------   -----------------------
Total long-term debt                                              $     11,804               $     11,908
                                                     ==========================   =======================


[FN]
(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.

(B) Due in 2008; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.63% to 5.682%.

Aggregate annual maturities of long-term debt at September 30, 2000 are as follows:

                                                      (in thousands)
                                                -----------------------
October 1 to December 31, 2000                               $       36
2001                                                                151
2002                                                                162
2003                                                                175
2004                                                                188
2005                                                                203
Thereafter                                                       10,889
                                                ------------------------
                                                           $     11,804
                                                ========================



           On July 21, 2000, BVBC Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $11,500,000 of 10.375% trust preferred securities. The Trust also issued $355,672 of common securities to the Company and used the net proceeds from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures of the Company due September 30, 2030. The junior subordinated debentures are the sole assets of the Trust and will be eliminated, along with the related income statement effects, in the Company's future consolidated financial statements. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

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

GENERAL

Results of Operations

Three months ended September 30, 2000 and 1999.    Net income for the quarter
ended September 30, 2000, was $814,000, as compared to net income of $862,000 for the quarter ended September 30, 1999. This represents a $48,000, or 5.57%, decrease in the 2000 earnings over 1999. Diluted earnings per share decreased 7.50% to $0.37 in the third quarter of 2000 from $0.40 in the same period of 1999. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended September 30, 2000 were 0.85% and 15.28%, compared to 1.18% and 19.19%, respectively, for
the same period in 1999.   Although we recorded increases in net interest
income and non-interest income for the three months ended September 30, 2000, as compared to the prior year third quarter, these increases were offset by the increase in non-interest expense in the current year third quarter resulting from additional staff hired to facilitate our growth.

      Net interest income for the three-month period ended September 30, 2000 increased to $3.5 million from $3.0 million in the prior year third quarter, a $500,000, or 15.06%, increase. This increase was primarily the result of a $87.8 million increase in average interest-earning assets, which more than offset a $83.7 million increase in average interest-bearing liabilities. The net interest margin decreased to 3.94% from 4.53%, resulting in a decrease in net interest income of $250,000; however, the growth in volume generated $750,000, resulting in the net increase in net interest income of $500,000.

      Interest income for the current year third quarter was $8.1 million, an increase of $2.2 million, or 38.03%, from $5.9 million in the prior year third quarter, primarily as a result of growth in interest-earning assets. Yields on interest-earning assets increased to 9.07% in the third quarter of 2000, as compared to 8.69% in the prior year third quarter, an increase of 38 basis points. Loan interest and fee income increased to $6.8 million from $5.1 million because of greater volume of loans outstanding. The growth in loans was primarily funded through growth in core deposits.

      Interest expense for the current year third quarter was $4.6 million, an increase of $1.8 million, or 62.59%, from $2.8 million in the prior year third quarter. The increase is attributable to a $63.8 million, or 31.11%, increase in our average interest-bearing deposits as well as a $20.0 million, or 68.57%, increase in other interest-bearing liabilities and junior subordinated debentures. Interest expense on long-term debt and advances for the current year third quarter increased 118.31% over the prior year third quarter. Overall, rates paid on average interest-bearing liabilities increased to 5.78% in the current year period from 4.81% in the prior year period, an increase of 97 basis points.

Nine months ended September 30, 2000 and 1999.    Net income for the
nine-month period ended September 30, 2000, was $2.6 million, compared to net income of $2.3 million for the nine-month period ended September 30, 1999. This represents a 13.03% increase in the 2000 earnings over 1999. Diluted earnings per share increased 11.21% to $1.19 in the third quarter of 2000 from $1.07 in the same period of 1999. The Company's annualized return on average assets and average stockholders' equity for the nine-month period ended September 30, 2000 were 0.99% and 17.28%, compared to 1.12% and 17.48%, respectively, for the same period in 1999.

      Net interest income for the nine-month period ended September 30, 2000 increased to $10.7 million from $8.5 million in the prior year nine-month period, a $2.1 million, or 24.88%, increase. This increase was primarily the result of a $72.6 million, or 28.45%, increase in average interest-earning assets. Our net interest margin decreased to 4.42% during the current year nine-month period, from 4.56% during the prior year nine-month period. One of the major contributors to the decline in our net interest margin year-to-date was an increase of $700,000 in interest expense on long-term debt and advances, which includes interest expense on the junior subordinated debentures.

      Interest income for the current year nine month period was $22.5 million, an increase of $5.9 million, or 35.61%, from $16.6 million in the prior year nine month period, primarily as a result of growth in interest-earning assets. The yield on average interest-earning assets increased to 9.23% in 2000 from 8.77% in 1999, an increase of 46 basis points. This increase in yield combined with the increase in interest-earning assets of $72.6 million, resulted in the $5.9 million increase in interest income in the current year period, as compared to the prior year period.

      Interest expense for the nine-month period ended September 30, 2000 was $11.8 million, up $3.8 million, or 47.02%, from $8.0 million for the nine month period ended September 30, 1999. We attribute the increase to growth in our deposit base, as well as increases in other funding sources such as the junior subordinated debentures issued in July 2000. Overall, rates paid on average interest-bearing liabilities increased to 5.44% in the current year period from 4.93% in the prior year period, an increase of 51 basis points.

Provision for Loan Losses

      The provision for loan losses for the third quarter of 2000 was $495,000, compared to $369,000 for the same period of 1999, resulting in a $126,000, or 34.15%, decrease. For the nine months ended September 30, 2000 and 1999, the provision was $1.4 million and $1.2 million, respectively, resulting in a 22.55% increase. We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

      Non-interest income increased to $817,000, or 11.16%, during the three months ended September 30, 2000, from $735,000 during the prior year third quarter. This increase is primarily attributable to an increase in other service charge income of $161,000 and an increase in non-sufficient funds charges of $38,000. Other service charge income includes lease referral fees which generated an additional $80,000 over the prior year quarter, investment brokerage services which generated an additional $26,000 over the prior year quarter, and commercial mortgage services which generated an additional $27,000 over the prior year quarter. The increase in other service charge income and non-sufficient funds charges for the three months ended September 30, 2000 was offset by a decrease in mortgage loans held for sale fee income of $137,000. For the nine months ended September 30, 2000, non-interest income was $2.3 million, a 6.92% increase from the $2.1 million reported for the same period in 1999.

Non-interest Expense

      Non-interest expense increased to $2.6 million, or 22.93%, during the three months ended September 30, 2000, from $2.1 million in the prior year period. Year-to-date non-interest expense increased to $7.6 million, or 25.20%, during the nine months ended September 30, 2000, from $6.1 million in the prior year period. This increase is primarily attributable to an increase in salaries and employee benefits expense. Our salaries and employee benefits expense increased to $1.5 million and $4.3 million during the three month and nine month ended periods in 2000, from $1.2 million and $3.3 million during the three month and nine month ended periods in 1999, as we hired additional staff to facilitate our growth. We had 120 full-time employees at September 30, 2000 as compared to 102 at September 30, 1999.

FINANCIAL CONDITION

      Total assets for the Company at September 30, 2000, were $397.6 million, an increase of $65.0 million, or 19.55%, compared to December 31, 1999. Deposits and stockholders' equity at September 30, 2000, were $321.7 million and $22.0 million, respectively, compared with $268.1 million and $18.9 million, respectively, at December 31, 1999, increases of $53.5 million, or 19.96%, and $3.1 million, or 16.46%, respectively.

      Loans at September 30, 2000 totaled $283.3 million, an increase of $32.9 million, or 13.15%, compared to December 31, 1999. The loan to deposit ratio at September 30, 2000 was 88.09% compared to 93.44% at September 30, 1999. Significant deposit growth and our trust preferred securities offering, completed in July 2000, have provided the funding necessary to facilitate our growth.

      Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:



                                                             NON-PERFORMING ASSETS

                                                                                      As of           As of               As of
                                                                                  and for the       and for the         and for the
                                                                               nine months ended   nine months ended    year ended
                                                                                  September 30,      September 30,      December 31,
                                                                                      2000              1999               1999
                                                                                      ----              ----               ----
                                                                                               (Dollars in thousands)
Real estate loans:
     Past due 90 days or more                                                           $-                $119                $-
     Nonaccrual                                                                        394                 338                 -

Installment loans:
     Past due 90 days or more                                                            -                  79                 -
     Nonaccrual                                                                         59                  75                87

Credit cards and related plans:
     Past due 90 days or more                                                            -                   -                 -
     Nonaccrual                                                                          -                   -                 -

Commercial (time and demand) and all other loans:
     Past due 90 days or more                                                          649                   9                50
     Nonaccrual                                                                        633                 402               375

Lease financing receivables:
     Past due 90 days or more                                                            -                   -                 -
     Nonaccrual                                                                        180                  96                25

Debt securities and other assets (exclude other real estate owned and other repossessed assets):

     Past due 90 days or more                                                            -                   -                 -
     Nonaccrual                                                                          -
                                                                                                             -                 -
        Total non-performing loans                                                   1,915               1,118               537
                                                                                -----------    ----------------     -------------
Foreclosed assets held for sale                                                        340                 174               186
                                                                                -----------    ----------------     -------------
        Total non-performing assets                                                 $2,255              $1,292              $723
                                                                                ===========    ================     =============

Total nonperforming loans to total loans                                             0.68%               0.50%             0.21%
Total nonperforming loans to total assets                                            0.48%               0.38%             0.16%
Allowance for loan losses to nonperforming loans                                   227.42%             261.72%           710.80%
Nonperforming assets to loans and foreclosed assets held for sale                    0.79%               0.58%             0.29%


     As of September 30, 2000, non-performing loans equaled 0.68% of total loans. The non-performing loan ratios were above historical averages due in part to three larger credit relationships, which are being closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of September 30, 2000, our ratio of allowance for loan losses to non-performing loans was 227.42%.

                                                       SUMMARY OF LOAN LOSS EXPERIENCE
                                                           AND RELATED INFORMATION

                                            As of and for      As of and for
                                                 the                the                 As of and for
                                             nine months        nine months                  the
                                                ended              ended                  year ended
                                            September 30,      September 30,             December 31,
                                                2000               1999                      1999
                                                ----               ----                      ----
                                                           (Dollars in thousands)
Balance at beginning of period                    $  3,817           $  2,341            $  2,341
Loans charged-off:
   Commercial real estate
   Residential real estate
   Commercial                                          343                539                 567
   Personal                                            140                 22                  47
   Home Equity
   Construction
   Leases                                              534                122                 158
                                           ----------------   ----------------   -----------------
    Total loans charged-off                          1,017                683                 772


Recoveries:
   Commercial real estate
   Residential real estate
   Commercial                                           51                 88                  90
   Personal                                             26                  1                   2
   Home Equity
   Construction
   Leases                                               38                  4                  12
                                           ----------------   ----------------   -----------------
    Total recoveries                                   115                 93                 104
                                           ----------------   ----------------   -----------------
Net loans charged-off                                  902                590                 668
Provision for loan losses                            1,440              1,175               2,144
                                           ----------------   ----------------   -----------------
Balance at end of period                          $  4,355           $  2,926            $  3,817
                                           ================   ================   =================

Loans outstanding:
   Average                                         263,104            195,527             206,310
   End of period                                   283,349            222,099             250,410
Ratio of allowance for loan losses
   to loans outstanding:
   Average                                           1.66%              1.50%               1.85%
   End of period                                     1.54%              1.32%               1.52%
Ratio of net charge-offs to:
   Average loans                                     0.46%              0.40%               0.32%
   End of period loans                               0.43%              0.36%               0.27%

      The allowance for loan losses as a percent of total loans was 1.54% as of September 30, 2000, compared to 1.52% at December 31, 1999. As of September 30, 2000, net charge-offs equaled 0.46% of average total loans. This ratio is slightly above historical averages due in part to rising fuel prices, which have contributed to defaults in the Bank's portfolio of over-the-road truck and trailer leases. The over-the-road truck and trailer lease portfolio was $3.7 million, or 1.32%, of the $283.3 million loan portfolio as of September 30, 2000.

      Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less that $100,000, were 68.69% of our total assets at September 30, 2000, and 70.11% of total assets at December 31, 1999. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at September 30, 2000, the Bank was within the established guidelines.

      At September 30, 2000, our total stockholders' equity was $22.0 million and our equity to asset ratio was 5.53%. At September 30, 2000, our Tier 1 capital ratio was 9.29% compared to 6.82% at September 30, 1999, while our total risk-based capital ratio was 10.54% compared to 8.07% at September 30, 1999. Both exceed the capital minimums established in the risk-based capital requirements.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As a continued part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy is established by our Board of Directors and monitored by our Risk Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to the Board of Directors. Our investment policy complements our asset/liability policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

      We use an asset/liability modeling service to analyze the Bank of Blue Valley's current sensitivity to changes in interest rates. The system simulates the Bank's asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain a position such that changes in interest rates will not affect net interest income by more than 10%, per 100 basis points, in any twelve-month period.

      The following table indicates that, at September 30, 2000, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.


                                   Net Interest                              Percent
Changes in Interest Rates              Income           Actual Change      Actual Change
-------------------------              ------           -------------      -------------

300 basis point rise              $     18,553         $     2,162            13.19%
200 basis point rise                    17,828               1,437             8.77%
100 basis point rise                    17,107                 716             4.37%
Base Rate Scenario                      16,391                  -                 -
100 basis point decline                 15,291             (1,100)           (6.71%)
200 basis point decline                 14,210             (2,181)          (13.30%)
300 basis point decline                 13,356             (3,035)          (18.51%)

      The asset/liability modeling service is also used to analyze the net economic value of equity at risk under instantaneous shifts in interest rates. By looking at the present value of all future cash flows on or off the balance sheet, the economic value of equity modeling takes a longer term view of interest rate risk. We strive to maintain a position that changes in interest rates will not affect the economic value of equity by more than 10%, per 100 basis points.

      The following table indicates that, at September 30, 2000, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease, while a decrease in rates would indicate an increase in the economic value of equity.

Changes in Interest Rates       Equity       Actual Change      Actual Change
-------------------------       ------       -------------      -------------
300 basis point rise          $  27,623         ($2,999)           (9.79%)
200 basis point rise             28,506          (2,116)           (6.91%)
100 basis point rise             29,504          (1,118)           (3.65%)
Base Rate Scenario               30,622               -                 -
100 basis point decline          31,370              748             2.44%
200 basis point decline          31,352              730             2.38%
300 basis point decline          31,069                              1.46%

Part II:  Other Information

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

On July 18, 2000, the Registration Statement on Form S-1 (File Nos. 333-34328 and 333-34328-01) filed by the Company and the Trust was declared effective by the Securities and Exchange Commission. The offering of the 1,437,500 10.375% trust preferred securities that was the subject of the Registration Statement commenced on July 21, 2000. The offering was made through an underwriting syndicate managed by Stifel, Nicolaus & Company, Incorporated. The public offering price was $8.00 per trust preferred security, and the Company received aggregate net proceeds of approximately $10.6 million, after deducting underwriting commissions and estimated offering expenses of approximately $900,000. Of these net proceeds, $7.1 million were used to retire outstanding indebtedness under our bank stock loan and $2.0 million were contributed to the Bank in the form of additional capital. The remainder of the proceeds have been retained by the Company for general corporate purposes, including additional investments from time to time in the Bank in the form of additional capital and possible future acquisitions.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(A)   EXHIBITS

   11.   Computation of Earnings Per Share.  Please see p. 7.
   15.   Letter regarding Unaudited Interim Financial Information
   23.   Consent of Baird, Kurtz & Dobson
   27.   Financial Data Schedule

(B)   REPORTS ON FORM 8-K

   Blue Valley filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Blue Valley Ban Corp

Date:  November  10, 2000                 By:  /s/  Robert D. Regnier
                                                    Robert D. Regnier,
                                                    President and
                                                    Chief Executive Officer

Date:  November  10, 2000                 By:  /s/  Mark A. Fortino
                                                    Mark A. Fortino, Treasurer