Form 10-K405
period 2000-12-31
BLUE VALLEY BAN CORP
filed 2001-03-30
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

11935 Riley
                                                                  66225-6128
Overland Park, Kansas

(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (913) 338-1000



           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Guarantee with respect to the         American Stock Exchange
Trust Preferred Securities,
$8.00 par value, of BVBC
Capital Trust 1


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001 the registrant had 2,158,876 shares of Common Stock ($1.00 par value) outstanding, of which 1,027,652 shares were held by non-affiliates. The Common Stock of the registrant is not publicly traded; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates is not ascertainable.

                              BLUE VALLEY BAN CORP

                                 FORM 10-K INDEX

                                                                                             Page No.
PART I.

Item I.   Business                                                                                2

Item 2.   Properties                                                                             19

Item 3.   Legal Proceedings                                                                      20

Item 4.   Submission of Matters to a Vote of Security Holders                                    20

PART II.

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              21

Item 6.   Selected Financial Data                                                                22

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                             24

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                             49

Item 8.   Financial Statements and Supplementary Data                                            51

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                             51

PART III.

Item 10.  Directors and Executive Officers of the Registrant                                     51

Item 11.  Executive Compensation                                                                 57

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         62

Item 13.  Certain Relationships and Related Transactions                                         63

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      64

                                     PART I

ITEM 1:  BUSINESS

THE COMPANY AND SUBSIDIARIES

         Blue Valley Ban Corp. ("Blue Valley", the "Company") is a bank holding company organized in 1989. Subsequent to year-end December 31, 2000, Blue Valley elected to become a financial holding company and such status was granted. The Company's wholly-owned subsidiary, Bank of Blue Valley (the "Bank") was also organized in 1989 to provide banking services to closely-held businesses, their owners, professionals and individuals in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the "MSA"). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers - customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically.

         We have experienced significant internal growth since our inception. In addition, in 1994, we acquired the deposits of a branch of a failed savings and loan institution to augment our internal growth and we expanded into an additional market which management believed was attractive. In 1994, we also completed the construction of our current headquarters in Overland Park, Kansas. We currently have three banking locations in Johnson County, Kansas, including our main office in Overland Park, a full-service office in Olathe, Kansas, and a supermarket banking facility in Shawnee, Kansas. Also, subsequent to fiscal year-end December 31, 2000, we opened another full-service office in Shawnee, Kansas.

         Our lending strategy focuses on commercial lending, and, to a lesser extent, residential and consumer lending. We strive to identify, develop and maintain diversified lines of business which provide acceptable returns on a risk adjusted basis. Our primary lines of business consist of commercial and industrial lending, commercial real estate lending, construction lending, indirect lending, leasing and residential mortgage lending.

         As a complement to our lending activities, we seek to develop lines of business which diversify our revenue sources and increase our non-interest income. In addition to fees generated in conjunction with our loan and lease portfolios, we derive non-interest income by providing investment brokerage services and trust services.

         In addition to the Bank, we have two direct wholly-owned subsidiaries, Blue Valley Building Corp., which owns the building and property that comprises our headquarters in Overland Park, Kansas, and BVBC Capital Trust I, which was created to offer the trust preferred securities and to purchase our junior subordinated debentures. The Bank has one wholly-owned subsidiary, Blue Valley Investment Corp., which owns and services a portion of a commercial lease portfolio that we purchased in 1999.

OUR MARKET AREA

         We operate as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA generally, and in suburban Johnson County, in particular. Our trade area generally consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to a rate of growth which exceeds the natural growth rate of the banking industry as well as the internal growth experienced locally by our peers.

         The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County's population growth rate ranks in the top 2% of counties nationally, and its per capita income ranks in the top 1% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2000, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $7.9 billion which represented 20.45% of total deposits in the State of Kansas and 30.79% of total deposits in the Kansas City MSA.

         As our founders anticipated, the trade area surrounding our main banking facility in Overland Park has become one of the most developed retail areas in the Kansas City MSA. Our Olathe, Kansas branch is located approximately 10 miles west of our main office. We opened our Olathe branch in 1994 when we acquired the deposits of the Olathe branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. The Shawnee, Kansas banking facilities are approximately 20 miles northwest of our headquarters location. We opened our Shawnee grocery branch for the convenience of our existing customers in Shawnee, and to expand our market presence in Shawnee. During the first quarter of 2001, construction of our free-standing banking facility in Shawnee, Kansas was completed and operations commenced.

LENDING ACTIVITIES

         Overview. Our principal loan categories include commercial, commercial real estate, construction, indirect, leasing and residential mortgages. We also offer a variety of consumer loans. Our primary source of income is interest earned on our loan portfolio. As of December 31, 2000, our loans represented approximately 69.37% of our total assets. Our legal lending limit to any one borrower was $8.5 million at December 31, 2000 and our largest single borrower as of that date had outstanding loans of $8.3 million.

         We have been successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation. Our staff has significant experience in lending and has been successful in offering our products to potential customers and existing customers. We believe that we have been successful in maintaining our customers because of our staff's attentiveness to the banking needs of our customers and the development of personal relationships with them. We strive to become a strategic business partner with our customers, not just a source of funds.

         We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $600,000 and all real estate credits in excess of $1.0 million. Credits up to $600,000 on commercial loans and $1.0 million on real estate loans can be approved by the President. Commercial credits up to $500,000 and real estate credits up to $1.0 million can also be approved by the joint signatures of our Senior Lending Officer, and Senior Vice President - Mortgage Banking. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2000.

                                 LOAN PORTFOLIO

                                                    AS OF DECEMBER 31, 2000
                                                 ----------------------------
                                                   AMOUNT           PERCENT
                                                    (DOLLARS IN THOUSANDS)
Commercial real estate......................     $     42,267          14.69%
Residential real estate.....................           37,290          12.96
Commercial..................................           76,556          26.61
Personal....................................           35,864          12.47
Home equity.................................           10,657           3.70
Construction................................           59,733          20.76
Leases......................................           25,302           8.81
                                                 ------------    -----------
      Total loans and leases................          287,669         100.00%
Less allowance for loan losses..............            4,440
                                                 ------------
Loans receivable, net.......................     $    283,229
                                                 ------------


         Commercial loans. As of December 31, 2000, approximately $76.6 million, or 26.61%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in the servicing of small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff and as a result of our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

         The Bank's commercial lending activities historically have been directed to small and medium-sized companies in the Kansas City MSA, focusing on Johnson County, Kansas, with annual sales of between $100,000 and $20 million. The Bank's commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank's commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank generally seeks to obtain personal guarantees for its commercial loans. As of December 31, 2000, approximately 7.63% of the number of our commercial loans had outstanding balances in excess of $300,000, and these loans accounted for 52.43% of the total carrying value of our commercial loan portfolio. The Bank primarily underwrites its commercial loans on the basis of the borrowers' cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.

         Approximately $3.7 million, or 4.89%, of our commercial loans are Small Business Administration loans, of which $2.8 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.

         Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

         Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family buildings and churches. As of December 31, 2000, approximately $42.3 million, or 14.69%, of our loan portfolio represented commercial real estate mortgage loans. Our commercial real estate mortgage loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

         Risks inherent in commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. Commercial real estate lending involves more risk than residential lending because loan balances may be greater and repayment is dependent on the borrower's operations. We attempt to mitigate these risks by carefully assessing property values, investigating the source of cash flow servicing the loan on the property and adhering to our loan documentation policy.

         Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2000, approximately $59.7 million, or 20.76%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our eleven-year history. We attribute this success to our availability and prompt service. The Bank's experience and reputation in this area have enabled it to focus on relationships with a smaller number of larger builders. The Bank's focus on larger and more established builders has permitted it to increase the total value of its real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Those loans are made on the basis of the individual's financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.

         Risks related to construction lending include assessment of the market for the finished product, reasonableness of the construction budget, ability of the borrower to fund cost overruns, and the borrower's ability to liquidate and repay the loan at a point when the loan-to-value ratio is the greatest. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw.

         Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2000, our lease portfolio totaled $25.3 million, or 8.81%, of our total loan portfolio, consisting of $11.9 million principal amount of leases originated by us and $13.4 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. In 1999, we expanded our lease financing sales staff and administrative staff. As a result, we have been able to acquire additional brokers and direct relationships. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

         Of our lease portfolio at December 31, 2000, $2.5 million, or 9.86%, represented leases that Blue Valley Investment acquired on February 1, 1999 for approximately $12.0 million from National Refuelers Leasing ("NRL"), a tanker truck leasing company involved in bankruptcy proceedings. These leases represent leases of tanker trucks used to transport fuel. Many of these tanker trucks are used at airports and similar locations. Of the total number of leases acquired by Blue Valley Investment, approximately $8.7 million in principal amount represented leases that satisfied the Bank's underwriting criteria for leases, and were purchased by the Bank from Blue Valley Investment. The remaining NRL assets held by Blue Valley Investment totaling $3.3 million represented leases that had defaults or delinquencies at the time of purchase. However, as of December 31, 2000, the entire remaining portfolio of $2.5 million in leases was supported by lease paper which was current. We expect our interest income from the NRL leases to decline over the next year as the portfolio matures.

         The primary risks related to our lease portfolio are the value of the underlying collateral and specific risks related to the business of each borrower. To address these risks, we attempt to understand the business of each borrower, value the underlying collateral appropriately and structure the amortization to maximize the value of the collateral during the term of the lease.

         Residential mortgage loans. Our residential mortgage loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2000, $37.3 million, or 12.96%, of our loan portfolio represented residential mortgage loans. In 2000, we originated approximately $82.0 million of residential mortgage loans, of which we sold approximately $79.6 million, or 97.09%, in the secondary market. The terms of these loans are for 15, 20 or 30 years, and accrue interest at a fixed or variable rate. Due to interest rate risk considerations, we generally sell our fixed rate residential mortgage loans in the secondary market. For our own portfolio, we typically originate fixed-rate loans with a balloon payment in 2-5 years with 15 to 30 year amortizations. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments, who are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.

         We originate conventional first mortgage loans primarily through referrals from real estate brokers, builders, developers, prior customers and media advertising. In addition, since 1999, we have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet through our electronic banking service. To date, mortgage loans originated over the Internet have not represented a material amount of our mortgage loan originations. However, as a result of our recent expansion of our Internet Mortgage personnel, we expect Internet mortgage loan originations to increase over the next several years at a more rapid rate than our overall mortgage loan originations. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments to sell mortgage loans on those that we intend to sell into the secondary market to reduce market risk on mortgage loans in the process of origination and those held for sale.

         Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with various laws and regulations governing real estate lending. We require pre-approval from secondary market sources before we approve loans to be sold into the secondary market.

         Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the appropriate investor on a loan-by-loan basis on a 30, 45 or 60 day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a non-recourse basis. Consequently, foreclosure losses on all sold loans are generally the responsibility of the investor and not that of the Bank.

         As with other loans to individuals, the risks related to residential mortgage loans include primarily the value of the underlying property and the financial strength and employment stability of the borrower. We attempt to manage these risks by performing a pre-funding quality control review that consists of the verification of employment and utilizes a detailed checklist of loan qualification requirements, including the source and amount of down payments, bank accounts, existing debt and overall credit.

         Consumer and other loans. As of December 31, 2000, our consumer and other loans totaled $35.9 million, or 12.47%, of our total loan portfolio. Substantially all of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans and unsecured lines of credit and other loans, to professionals, people in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our immediate market. As of December 31, 2000, approximately $25.9 million, or 8.99%, of our loan portfolio represented indirect installment loans. There are currently 11 dealerships participating in this program. Our loans made through this program generally represent loans to purchase new cars.

         Since 1999, we have offered customers the ability to apply for consumer loans, personal lines of credit and overdraft protection lines of credit over the Internet through our electronic banking services. To date, consumer loan applications received over the Internet have not represented a material amount of our consumer loan portfolio. Our consumer and other loans are underwritten based on the borrower's income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.

         Consumer loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. In addition, many consumer loans are subject to the additional risk that the loan is not secured by collateral. For some of the loans that are secured, the underlying collateral may be rapidly depreciating and not provide an adequate source of repayment if we are required to repossess the collateral. We attempt to mitigate these risks by requiring a down payment and carefully verifying and documenting the borrower's credit quality, employment stability, monthly income, and with respect to indirect automobile loans, understanding and documenting the value of the collateral and the reputation of the originating dealership.

INVESTMENT ACTIVITIES

         The objectives of our investment policy are to:

         o    secure the safety of principal;

         o    provide adequate liquidity;

         o provide securities for use in pledging for public funds or repurchase agreements; and

         o maximize after-tax income consistent with servicing the Bank's customers' needs.

         We invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and bank-qualified obligations of state and local political subdivisions. In order to ensure the safety of principal, we typically do not invest in mortgage-backed securities and other higher-yielding instruments. We also may invest from time to time in corporate debt or other securities as permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and primarily act as a net seller of these funds. The sale of federal funds are effectively short-term loans from us to other banks.

         Our investment accounts also include minimal equity investments in the Federal Home Loan Bank ("FHLB"). We invest in FHLB in order to be a member, which qualifies us to use their services, including FHLB borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

DEPOSIT SERVICES

         The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank's offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit of less than $100,000. Transaction accounts include interest-bearing and non-interest-bearing accounts which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. The Bank also offers two types of short-term investment accounts. The Bank's money market account is a daily access account that has a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. A significant portion of our deposit growth during 2000 and 1999 was attributable to a new money market deposit product, our money management account, or "short-term parking account," introduced by the Bank in the fourth quarter of 1998. The money management account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account pays a rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on certificates of deposit. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable and low cost source of funding. In 1999, the Bank changed its policy to allow for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2000, the Bank had $865,000 in brokered deposits, and the Bank does not anticipate brokered deposits becoming a meaningful percentage of its deposit base. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.

INVESTMENT BROKERAGE SERVICES

         In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at our Overland Park, Shawnee and Olathe locations. Two individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer, and the remaining individual is employed by the broker-dealer under contract to the Bank. Investment brokerage services provide a source of fee income for the Bank. In 2000, the amount of our fee income generated from investment brokerage services was $250,000.

TRUST SERVICES

         We began offering trust services in 1996. Until 1999, the Bank's trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank's trust business. Trust customers are both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our complement of financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank's trust department include the administration of self-directed individual retirement accounts, qualified retirement plans, custodial and directed trust accounts. The Bank also offers investment advisory services with the assistance of the unaffiliated trust company. As of December 31, 2000, the Bank's trust department administered 112 accounts, with assets under management of approximately $35.3 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2000, the amount of our fee income from trust services was $155,000.

COMPETITION

         We encounter competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area and nationally is quite high. Our principal competitors for deposits are other financial institutions within a few miles of our locations, including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors.

         We compete in our lending, investment brokerage and trust activities with other financial institutions, such as banks and thrift institutions, credit unions, automobile financing companies, mortgage companies, securities firms, investment companies and other finance companies. Many of our competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and state regulations governing state chartered banks. As a result, these non-bank competitors have advantages over us in providing certain services. Many of the financial institutions with which we compete are larger than us with greater financial resources, name recognition and market presence.

EMPLOYEES

         As of December 31, 2000, the Bank had approximately 129 full-time employees. Blue Valley, Blue Valley Building Corp., BVBC Capital Trust I and Blue Valley Investment Corp. do not have any full-time employees. None of the employees of the Bank is subject to a collective bargaining agreement. We consider the Bank's relationship with its employees to be excellent.

                           REGULATION AND SUPERVISION

         Blue Valley and its subsidiaries are extensively regulated under both federal and state laws. Laws and regulations to which Blue Valley and the Bank are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are intended to protect depositors, not stockholders. Any change in applicable laws or regulations may have a material effect on Blue Valley's business and prospects, and legislative and policy changes may affect Blue Valley's operations. Blue Valley cannot predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

         The following references to statutes and regulations affecting Blue Valley and the Bank are brief summaries only and do not purport to be complete and are qualified in their entirety by reference to the statutes and regulations.

RECENT LEGISLATION

         The enactment of legislation described below has significantly affected the banking industry generally and will have an on-going effect on Blue Valley and its subsidiaries in the future.

         GRAMM-LEACH-BLILEY ACT. The President signed the Gramm-Leach-Bliley Act into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies such as Blue Valley by permitting them to engage in activities, or affiliate with entities that engage in activities, that are "financial in nature." Activities that the Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

         Bank holding companies that intend to engage in the newly authorized activities must elect to become "financial holding companies." Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are "well capitalized" and "well managed," based on applicable banking regulations, and have a Community Reinvestment Act rating of at least "a satisfactory record of meeting community credit needs." Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed "closely related to banking" prior to adoption of the Gramm-Leach-Bliley Act. Subsequent to fiscal year-end 2000, Blue Valley elected to become a financial holding company.

         The Act also calls for "functional regulation" of financial services businesses in which functionally regulated subsidiaries of bank holding companies will continue to be regulated by the regulator that ordinarily has supervised their activities. As a result, state insurance regulators will continue to oversee the activities of insurance companies and agencies, and the Securities and Exchange Commission will continue to regulate the activities of broker-dealers and investment advisers, even where the companies or agencies are affiliated with a bank holding company. Federal Reserve authority to examine and adopt rules regarding functionally regulated subsidiaries is limited. The Act repeals some of the exemptions enjoyed by banks under federal securities laws relating to securities offered by banks and licensing of broker-dealers and investment advisers.

         The Gramm-Leach-Bliley Act imposes a new "affirmative and continuing" obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations become effective July 1, 2001.

         Finally, the Act prevents companies engaged in commercial activities from acquiring savings institutions, requires public disclosure of any agreements between a depository institution and community groups regarding the institution's Community Reinvestment Act record, adopts amendments designed to modernize the Federal Home Loan Bank System and requires operators of automatic teller machines to disclose any fees charged to non-customers that use the machines.

         The Gramm-Leach-Bliley Act will be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

         ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law on September 30, 1996. This Act streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies by permitting qualified bank holding companies to commence an approved non-banking activity without prior notice to the Federal Reserve, although written notice is required within 10 days after commencing the activity. Also, the Act reduced the prior notice period to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of a bank holding company's Tier 1 capital. Among other matters, the Economic Growth and Regulatory Paperwork Reduction Act also:

         o Provided for the recapitalization of the Savings Association Insurance Fund of the FDIC (most of the members of which are, or were formerly, savings associations or savings banks) in order to bring it into parity with the FDIC's Bank Insurance Fund;

         o    Amended the Federal Fair Credit Reporting Act;

         o Eliminated prior federal regulatory approval requirements for new officers and directors for recently organized banks and banks that have recently undergone a change of control;

         o Amended the laws governing loans to bank insiders to permit them to participate in employee-wide programs offered by the bank; and

         o Amended laws governing officer and director interlocks among unaffiliated depository institutions to permit such interlocks under a greater number of circumstances.

         RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized bank holding companies to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that a holding company may convert the banks it owns in different states to branches of a single bank, unless a state has elected to prohibit these interstate transactions. Statewide branching is permitted under Kansas law, however, out of state banks may establish branches in Kansas only through mergers with banks already located in Kansas. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

BANK HOLDING COMPANY REGULATION

     Blue Valley is a bank holding company registered under the Bank Holding Company Act of 1956. Under the Bank Holding Company Act, Blue Valley is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

     INVESTMENTS AND ACTIVITIES. A bank holding company must obtain approval from the Federal Reserve before:

     o Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the bank or bank holding company (unless it already owns or controls the majority of the shares);

     o Acquiring all or substantially all of the assets of another bank or bank holding company; or

     o    Merging or consolidating with another bank holding company.

         The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

     With certain exceptions, a bank holding company is also prohibited from:

          o Acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company; and

          o Engaging, directly or indirectly, in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.

     Bank holding companies may, however, engage in businesses found by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. These activities include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in corporations or projects designed to promote community welfare. As a financial holding company, Blue Valley is authorized to engage in the expanded activities permitted under the Gramm-Leach-Bliley Act as long as it continues to qualify for financial holding company status.

     Finally, subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, and the Federal Reserve's implementing regulations, require Federal Reserve approval prior to any acquisition of "control" of a bank holding company, such as Blue Valley. In general, a person or company is presumed to have acquired control if it acquires 10% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.

     SOURCE OF STRENGTH. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Blue Valley Building Corp. is Blue Valley's only direct subsidiary that is not a bank.

     CAPITAL REQUIREMENTS. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve's capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3%.

     The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, which is Tier 1 capital less all intangible assets, well above the minimum levels.

     DIVIDENDS. The Federal Reserve has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

BANK REGULATIONS

     The Bank operates under a Kansas state bank charter and is subject to regulation by the Kansas Banking Department and the FDIC. The Kansas Banking Department and the FDIC regulate or monitor all areas of the Bank's operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Kansas Banking Department places limitations on activities of the Bank including the issuance of capital notes or debentures and the holding of real estate and personal property and requires the Bank to maintain a certain ratio of reserves against deposits. The Kansas Banking Department requires the Bank to file a report annually showing receipts and disbursements of the Bank, in addition to any periodic report requested.

     DEPOSIT INSURANCE. The FDIC, through its Bank Insurance Fund, insures the Bank's deposit accounts to a maximum of $100,000 for each insured depositor. The FDIC, through its Savings Association Insurance Fund, insures certain deposit accounts acquired by the Bank in 1994 from a branch of a failed savings institution. These deposit accounts are insured to a maximum of $100,000 for each insured depositor. The FDIC bases deposit insurance premiums on the perceived risk each bank presents to its deposit insurance fund and currently range from zero (for banks in the lowest risk-based premium category) to 27 cents for each $100 of insured deposits (for banks in the highest risk-based premium category). In addition, all Bank Insurance Fund-insured and Savings Association Insurance Fund-insured institutions currently pay an assessment of
1.96 cents for each $100 of insured deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered, insured non-member banks, such as the
Bank: (1) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3%; and (2) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. These capital requirements are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions.

     The federal banking regulators also have broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under the prompt corrective action rules, an institution is:

     o "Well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

     o "Adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater;

     o "Undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

     o "Significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

     o "Critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

     The federal banking regulators must take prompt corrective action with respect to capital deficient institutions. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:

     o Placing limits on asset growth and restrictions on activities, including the establishing of new branches;

     o Requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired;

     o    Restricting transactions with affiliates;

     o    Restricting the interest rate the institution may pay on deposits;

     o    Requiring that senior executive officers or directors be dismissed;

     o    Requiring the institution to divest subsidiaries;

     o    Prohibiting the payment of principal or interest on subordinated debt;
          and

     o    Appointing a receiver for the institution.

     Companies controlling an undercapitalized institution are also required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received notice that it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan. The Federal Deposit Insurance Act generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized.

     As of December 31, 2000, the Bank had capital in excess of the requirements for a "well-capitalized" institution.

     INSIDER TRANSACTIONS. The Bank is subject to restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of these persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as the terms available for third parties and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to lending limits and restrictions on overdrafts to these persons.

     COMMUNITY REINVESTMENT ACT REQUIREMENTS. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent examination, the Bank received a rating of "outstanding record of meeting community credit needs." This is the highest rating a bank may receive.

     STATE BANK ACTIVITIES. With limited exceptions, FDIC-insured state banks, like the Bank, may not make or retain equity investments of a rate or in an amount that are not permissible for national banks and also may not engage as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

     REGULATIONS GOVERNING EXTENSIONS OF CREDIT. The Bank is subject to restrictions on extensions of credit to Blue Valley and on investments in Blue Valley's securities and using those securities as collateral for loans. These regulations and restrictions may limit Blue Valley's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the Bank Holding Company Act and Federal Reserve regulations prohibit a bank holding company and its subsidiaries from engaging in various tie-in arrangements in connection with extensions of credit, leases or sales of property or furnishing of services.

     RESERVE REQUIREMENTS. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $42.8 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,284,000 plus 10% (subject to adjustment by the Federal Reserve to a level between 8% and 14%) must be maintained against that portion of net transaction accounts in excess of this amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

OTHER REGULATIONS

     Interest and various other charges collected or contracted for by the Bank are subject to state usury laws and other federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions. The federal Truth in Lending Act governs disclosures of credit terms to consumer borrowers. The Home Mortgage Disclosure Act of 1975 requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. The Equal Credit Opportunity Act prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit. The Fair Credit Reporting Act of 1978 governs the use and provision of information to credit reporting agencies. The Fair Debt Collection Act governs the manner in which consumer debts may be collected by collection agencies. The various federal agencies charged with the responsibility of implementing these federal laws have adopted various rules and regulations. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from the use of ATMs and other electronic banking services.

ITEM 2:  PROPERTIES

     The Bank's principal office occupies 2.40 acres of ground on the corner of 119th and Riley streets in Overland Park, Kansas. The construction of the building was completed in 1994 and consists of 38,031 square feet. The building and land are subject to third-party mortgage indebtedness in the original principal amount of $2.5 million. As of December 31, 2000, the outstanding principal amount of this indebtedness was $1.8 million.

     The Bank's Olathe, Kansas office occupies 0.93 acres of ground on the corner of Santa Fe and Ridgeview Streets. The construction of the building was completed in 1973, and consists of 4,116 square feet.

     The Bank's Shawnee, Kansas office currently occupies 425 square feet in a grocery store located at Highway K-7 and 55th Street. The Bank leases this space from Cosentino Food Marts under a lease with a primary term through January 18, 2002. The

Bank's free-standing facility in Shawnee, Kansas is also located at Highway K-7 and 55th Street and was completed during the first quarter of 2001. The building consists of 4,000 square feet and occupies 0.85 acres of land.

     In 1998, the Bank purchased approximately 1.34 acres of undeveloped land on the corners of K68 and US 69 Highway in Louisburg, Kansas, just south of Johnson County for potential future development as a full-service branch.

ITEM 3:  LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation incidental to our business. We do not believe that we are a party to any material pending litigation that in our opinion is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET FOR COMMON STOCK

     We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July, 2000. No public market currently exists for shares of our common stock, and none is expected to develop for the foreseeable future. As of March 1, 2001, there were approximately 137 record holders of our common stock.

     DIVIDENDS

     We have no history of paying dividends on shares of our common stock. Even though in past years we have had earnings in an amount sufficient to pay dividends on our common stock, we have elected to retain our earnings to fund our growth.

     Because our consolidated net income consists largely of the net income of the Bank, our ability to pay dividends on our common stock is subject to our receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and our ability to pay dividends to our stockholders, are regulated by federal banking laws. In addition, if we elect to defer interest payments on our outstanding junior subordinated debentures, we will be prohibited from paying dividends on our common stock during such deferral.

     USE OF PROCEEDS

     On July 18, 2000, the Registration Statement on Form S-1 (File Nos. 333-34328 and 333-34328-01) filed by us and BVBC Capital Trust I was declared effective by the SEC. The offering of the 1,437,500, 10.375% trust preferred securities that was the subject of the Registration Statement commenced on July 21, 2000. The offering was made through an underwriting syndicate managed by Stifel, Nicolaus & Company, Incorporated. The public offering price was $8.00 per trust preferred security, and we received aggregate net proceeds of approximately $10.6 million, after deducting underwriting commissions and estimated offering expenses of approximately $900,000. Of these net proceeds, $7.1 million were used to retire outstanding indebtedness under our bank stock loan and $2.0 million were contributed to the Bank in the form of additional capital. We have retained the remainder of the proceeds for general corporate purposes, including additional investments from time to time in the Bank in the form of additional capital and possible future acquisitions.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents our consolidated financial data as of and for the five years ended December 31, 2000, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2000, have been derived from our audited consolidated financial statements.

                                                                                   AS OF AND FOR THE
                                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                           2000           1999           1998           1997           1996
                                                        ----------     ----------     ----------     ----------     ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest income:
   Loans, including fees ..........................     $   26,733     $   20,422     $   14,608     $   12,000     $    9,100
   Federal funds sold and interest-bearing deposits            777            431            396            276            315
   Securities .....................................          3,607          2,755          2,814          2,275          2,231
                                                        ----------     ----------     ----------     ----------     ----------
      Total interest income .......................         31,117         23,608         17,818         14,551         11,646
                                                        ----------     ----------     ----------     ----------     ----------

Interest expense:
   Interest-bearing demand deposits ...............            872            644            348            296            267
   Savings and money market deposit accounts ......          5,726          3,156          1,637          1,353          1,256
   Other time deposits ............................          7,555          6,032          6,247          4,985          3,668
   Funds borrowed .................................          2,543          1,372            973            624            605
                                                        ----------     ----------     ----------     ----------     ----------
      Total interest expense ......................         16,696         11,204          9,205          7,258          5,796
                                                        ----------     ----------     ----------     ----------     ----------
      Net interest income .........................         14,421         12,404          8,613          7,293          5,850
Provision for loan losses .........................          1,950          2,144          1,061            660            648
                                                        ----------     ----------     ----------     ----------     ----------
      Net interest income after provision for loan
        losses ....................................         12,471         10,260          7,552          6,633          5,202
                                                        ----------     ----------     ----------     ----------     ----------

Non-interest income:
   Loans held for sale fee income .................          1,154          1,623          1,329            439            232
   NSF charges & service fees .....................            655            553            598            499            402
   Other service charges ..........................            963            659            157            107             79
   Realized gain on securities available-for-sale .                             3            112              8             71
   Other income ...................................            284            186            450            401            424
                                                        ----------     ----------     ----------     ----------     ----------
      Total non-interest income ...................          3,056          3,024          2,646          1,454          1,208

Non-interest expense:
   Salaries and employee benefits .................          5,856          4,578          3,312          2,304          1,803
   Occupancy ......................................          1,124            894            748            663            581
     FDIC and other insurance .....................            177            113            121             86            290
   General & administrative .......................          3,136          3,095          1,815          1,603          1,196
                                                        ----------     ----------     ----------     ----------     ----------
      Total non-interest expense ..................         10,293          8,680          5,996          4,656          3,870
                                                        ----------     ----------     ----------     ----------     ----------
   Income before income taxes .....................          5,234          4,604          4,202          3,431          2,540
      Income tax provision ........................          1,757          1,521          1,386          1,145            918
                                                        ----------     ----------     ----------     ----------     ----------
      Net income ..................................     $    3,477     $    3,083     $    2,816     $    2,286     $    1,622
                                                        ==========     ==========     ==========     ==========     ==========

PER SHARE DATA
   Basic earnings .................................     $     1.62     $     1.45     $     1.36     $     1.24     $     0.88
   Diluted earnings ...............................           1.59           1.42           1.35           1.22           0.85
   Dividends ......................................           --             --             --             --             --
   Book value basic (at end of period) ............          11.12           8.83           7.99           6.64           5.49
   Weighted average common shares outstanding:
       Basic ......................................      2,141,523      2,131,372      2,065,400      1,843,288      1,836,796
       Diluted ....................................      2,191,305      2,166,008      2,084,088      1,867,844      1,912,876

                                                                                 AS OF AND FOR THE
                                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                          2000           1999           1998           1997           1996
                                                       ---------      ---------      ---------      ---------      ---------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA
   (AT END OF PERIOD):
Total securities .................................     $  78,503      $  48,646      $  53,427      $  40,247      $  36,588
Total loans ......................................       287,669        250,410        161,444        127,308        101,323
Total assets .....................................       414,667        332,613        253,724        201,644        162,739
Total deposits ...................................       338,221        268,145        209,824        170,792        139,929
Funds borrowed ...................................        49,917         43,177         25,142         16,298         11,904
Total stockholders' equity .......................        23,815         18,869         17,016         13,464         10,100
Trust assets under administration ................        35,268         19,436         13,099          8,241          3,081

SELECTED FINANCIAL RATIOS AND OTHER DATA :
Performance Ratios:
      Net interest margin (1) ....................          4.31%          4.77%          4.30%          4.66%          4.57%
      Non-interest income to average assets ......          0.84           1.06           1.20           0.83           0.84
      Non-interest expense to average assets .....          2.84           3.04           2.72           2.66           2.69
      Net overhead ratio (2) .....................          2.00           1.98           1.52           1.83           1.85
      Efficiency ratio (3) .......................         58.89          56.26          53.26          53.23          54.83
      Return on average assets (4) ...............          0.96           1.08           1.28           1.30           1.13
      Return on average equity (5) ...............         16.84          17.43          18.98          20.62          17.79

Asset Quality Ratios:
      Non-performing loans to total loans ........          0.86%          0.21%          0.84%          0.33%          0.40%
      Allowance for possible loan losses to:
        Total loans ..............................          1.54           1.52           1.45           1.27           1.26
        Non-performing loans .....................        179.47         710.80         171.88         380.71         312.50
      Net charge-offs to average total loans .....          0.49           0.32           0.23           0.27           0.24
      Non-performing assets to total assets ......          0.68           0.22           0.55           0.61           0.28

Balance Sheet Ratios:
      Loans to deposits ..........................         85.05%         93.39%         76.94%         74.54%         72.41%
      Average interest-earning assets to average
        interest-bearing liabilities .............        113.30         116.11         116.57         114.55         114.76

Capital Ratios:
      Total equity to total assets ...............          5.74%          5.67%          6.71%          6.68%          6.21%
      Total capital to risk-weighted assets ratio          11.95           8.07           9.62           9.87           8.91
      Tier 1 capital to risk-weighted assets ratio          9.51           6.82           8.37           8.65           7.72
      Tier 1 capital to average assets ratio .....          7.47           5.80           6.13           6.28           5.57

---------------
(1)  Net interest income divided by average interest-earning assets.
(2) Non-interest expense less non-interest income divided by average total assets.
(3) Non-interest expense divided by the sum of net interest income plus non-interest income.
(4)  Net income divided by average total assets.
(5)  Net income divided by average common equity.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our "Selected Consolidated Financial Data," our consolidated financial statements and the accompanying notes, and the other financial data contained elsewhere in this report.

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


OVERVIEW

     Net income for 2000 was $3.5 million, a $394,000, or 12.78% increase over the $3.1 million earned in 1999. Diluted earnings per share increased 11.97% to $1.59 at December 31, 2000 from $1.42 at December 31, 1999. The Company's return on average assets and average stockholders' equity at year-end 2000 were 0.96% and 16.84%, compared to 1.08% and 17.43%, respectively, for year-end 1999. The principal contributor to our increase in net income during 2000 was an increase of $2.0 million, or 16.26%, in net interest income.

     Non-interest income increased slightly by 1.06% to $3.1 million in 2000 from $3.0 million in 1999. Non-interest income to average assets decreased to 0.84% at December 31, 2000 from 1.06% at December 31, 1999. Increases in market interest rates resulted in a lower number of residential mortgage loan originations in 2000 compared to 1999. This resulted in significantly lower origination fees during 2000 than during 1999.

     Total assets for the Company at December 31, 2000, were $414.7 million, an increase of $82.1 million, or 24.67%, from $332.6 million at December 31, 1999. Deposits and stockholders' equity at December 31, 2000 were $338.2 million and $23.8 million, compared with $268.1 million and $18.9 million at December 31, 1999, increases of $70.1 million, or 26.13%, and $4.9 million, or 26.21%, respectively.

     Loans at December 31, 2000 totaled $287.7 million, an increase of $37.3 million, or 14.88%, compared to December 31, 1999. The loan to deposit ratio at December 31, 2000 was 85.05% compared to 93.39% at December 31, 1999. The decrease in the loan to deposit ratio was due to deposit growth, which outpaced loan growth by 1.9 times. Our funding philosophy has been to increase deposits from retail and commercial deposit sources as necessary to fund loans within the limits of the Bank's capital base.

     Our low level of non-performing assets reflects the Bank's conservative underwriting policies and has resulted in low levels of nonaccrual loans. Over the five years ended December 31, 2000, our non-performing loans to total loans ratio has averaged 0.53%. As of December 31, 2000, non-performing loans equaled 0.86% of total loans. The non-performing ratio was above the historical average; however, our non-performing credit relationships are being closely monitored and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. Over the five years ended December 31, 2000, our ratio of allowance for loan losses to non-performing loans averaged 351.07%. As of December 31, 2000, our ratio of allowance for loan losses to non-performing loans was 179.47%, which was due to a higher level of our non-performing assets to total assets than in previous years, as discussed above.

     The net charge-off ratio averages 0.31% for the five years ended December 31, 2000. Our net charge-off ratio for the year ended December 31, 2000 was 0.49%, slightly higher than our historical average due to defaults in the Bank's portfolio of over-the-road truck and trailer leases. Rising fuel prices contributed to these defaults and negatively impacted our net charge-off ratio. In addition, we implemented a more aggressive charge-off policy during the first quarter of 2000. Management intends to vigorously pursue collection of all charged-off leases and loans.

NET INTEREST INCOME

     The primary component of our net income is our net interest income. Net interest income is determined by the spread between the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. Net interest margin is determined by dividing net interest income by average interest-earning assets.

     Years ended December 31, 2000 and 1999. Net interest income for 2000 increased to $14.4 million from $12.4 million in 1999, a $2.0 million, or 16.26%, increase.

     Interest income for 2000 was $31.1 million, an increase of $7.5 million, or 31.81%, from $23.6 million in 1999, primarily as a result of a $75.2 million, or 28.38%, growth in interest-earning assets. As a result of increases in market interest rates during this period, the yield on interest-earning assets increased to 9.22% in 2000, as compared to 8.99% in 1999, an increase of 23 basis points. Loan interest and fee income increased to $26.7 million from $20.4 million due to greater volume of loans outstanding, which was primarily funded through growth in core deposits. Interest income on investment securities increased by $852,000 and the annualized tax-equivalent yield on our investment portfolio increased 45 basis points in the current year period as compared to the prior year period.

     Interest expense for 2000 was $16.7 million, up $5.5 million, or 49.02%, from $11.2 million in 1999. We attribute the increase to a $56.3 million, or 28.13%, increase in our average interest-bearing deposits as well as a $15.7 million, or 56.03%, increase in other interest-bearing liabilities, including FHLB borrowings and our junior subordinated debentures. Interest expense on other interest-bearing liabilities increased to $2.5 million in 2000, up $1.1 million, or 85.35%, from $1.4 million in 1999. This increase is attributable mainly to the issuance of our junior subordinated debentures in connection with our trust preferred securities offering. Overall, rates paid on average interest-bearing liabilities increased to 5.56% in the current year from 4.91% in the prior year, an increase of 65 basis points.

     Years ended December 31, 1999 and 1998. Net interest income for 1999 increased to $12.4 million from $8.6 million in 1998, a $3.8 million, or 44.01%, increase. This increase was primarily the result of a $59.7 million increase in average interest-earning assets, which more than offset a $52.1 million increase in average interest-bearing liabilities. Additionally, the decline in our cost of funds was greater than the decline in the average rate we received on our average interest-earning assets. Our net interest margin improved to 4.77%, from 4.30% during 1998. One of the major contributors to the improvement in our net interest margin was interest of $2.0 million earned on a purchased lease portfolio on average outstanding leases of $8.2 million, for a yield of 26.72%. We expect our interest income from these purchased leases to decline over the next two years as the portfolio matures. Without the interest income generated from this portfolio, the net interest margin would have been 4.14%.

     Interest income for 1999 was $23.6 million, an increase of $5.8 million, or 32.50%, from $17.8 million in 1998, primarily as a result of a $59.7 million, or 29.05%, growth in interest-earning assets. Excluding the interest income generated from the purchased lease portfolio discussed above, the yield on average interest-earning assets declined from 8.78% in 1998 to 8.50%. However, the increase in volume more than offset this 28 basis point decline in yield, resulting in the $5.8 million increase in interest income from 1998 to 1999. Interest income on available-for-sale securities decreased by $59,000, and the tax-equivalent yield on our investment portfolio decreased 15 basis points in 1999 as compared to 1998. This resulted from our sale in 1998 of higher-yielding, callable debt securities, which appeared to us likely to be called due to the then-prevailing interest rate environment.

     Interest expense for 1999 was $11.2 million, up $2.0 million, or 21.72%, from $9.2 million in 1998. We attribute the increase to a $42.4 million, or 26.88%, increase in our average balances of interest-bearing deposits as well as a $9.7 million, or 52.57%, increase in other interest-bearing liabilities, including FHLB borrowings and increased borrowings under our bank stock loan. Overall, rates paid on average interest-bearing liabilities decreased to 4.91% in 1999 from 5.22% in 1998, a decline of 31 basis points. The additional deposits generated by the introduction of our short-term parking account were used to fund a portion of our loan growth. The remaining funds were obtained from other deposit products, as well as advances from the FHLB.

         Average Balance Sheets. The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                       AVERAGE BALANCES, YIELDS AND RATES


                                                                           YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------------
                                                       2000                        1999                        1998
                                           ---------------------------   ---------------------------   -----------------------------
                                                               AVERAGE                       AVERAGE                         AVERAGE
                                            AVERAGE             YIELD/    AVERAGE             YIELD/    AVERAGE              YIELD/
                                            BALANCE   INTEREST   RATE     BALANCE  INTEREST    RATE     BALANCE  INTEREST     RATE
                                           ------------------  -------   --------  --------  -------   --------  --------    -------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold......................   $  12,412   $   777    6.26%  $  9,482   $   431    4.55%   $  7,786   $   396     5.09%
Investment securities - taxable.........      42,539     2,894    6.80     33,422     2,087    6.24      33,836     2,191     6.48
Investment securities - non-taxable (1).      14,984       956    6.38     14,399       895    6.22      13,502       835     6.18
Mortgage loans held for sale............       2,072       165    7.96      1,413       112    7.93       2,026       138     6.81
Loans, net of unearned discount and fees     268,227    26,568    9.91    206,310    20,310    9.84     148,221    14,470     9.76
                                           ---------   -------           --------  --------            --------   -------
     Total earning assets...............     340,234    31,360    9.22    265,026    23,835    8.99     205,371    18,030     8.78
                                           ---------   -------           --------  --------            --------   -------
Cash and due from banks - non-interest
bearing.................................      12,063                        9,883                         7,689
Allowance for possible loan losses......      (4,102)                      (2,842)                       (2,069)
Premises and equipment, net.............       5,845                        5,505                         4,776
Other assets............................       8,246                        7,723                         4,491
                                           ----------                    --------                      --------
     Total assets.......................   $ 362,286                     $285,295                      $220,258
                                           ==========                    ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts.....   $  24,920   $   872    3.50%  $ 19,260   $   644    3.34%   $ 12,620   $   348     2.76%
   Savings and money market deposits....     110,911     5,726    5.16     74,535     3,156    4.23       41,001    1,637     3.99
   Time deposits........................     120,632     7,555    6.26    106,366     6,032    5.67      104,141    6,247     6.00
                                           ---------   -------           --------  --------            --------   -------
     Total interest-bearing deposits....     256,463    14,153    5.52    200,161     9,832    4.91      157,762    8,232     5.22
                                           ---------   -------           --------  --------            --------   -------
Short -term borrowings..................      26,680     1,395    5.23     16,122       690    4.28       12,192      591     4.85
Long-term debt .........................      17,156     1,148    6.69     11,973       682    5.70        6,223      382     6.14
                                           ---------   -------           --------  --------            --------   -------
     Total interest-bearing liabilities      300,299    16,696    5.56    228,256    11,204    4.91      176,177    9,205     5.22
                                           ---------   -------           --------  --------            --------   -------
Non-interest bearing deposits...........      38,543                       37,314                         27,567
Other liabilities ......................       2,791                        2,034                          1,678
Stockholders' equity....................      20,653                       17,691                         14,836
                                           ---------                     --------                       --------
     Total liabilities and stockholders'
       equity...........................   $ 362,286                     $285,295                       $220,258
                                           =========                     ========                       ========
Net interest income/spread .............               $14,664    3.66%             $12,631    4.08%              $ 8,825     3.56%
                                                       =======   ======             =======   ======              =======    ======
Net interest margin.....................                          4.31%                        4.77%                          4.30%
                                                                 ======                       ======                         ======

(1)  Presented on a full tax-equivalent basis assuming a tax rate of 34%.

     Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

     o changes in volume, reflecting changes in volume multiplied by the prior period rate; and

     o changes in rate, reflecting changes in rate multiplied by the prior period volume.

     For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES


                                                                   YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                                       2000 COMPARED TO 1999           1999 COMPARED TO 1998
                                         -------------------------------------  -------------------------------------
                                               CHANGE       CHANGE                  CHANGE       CHANGE
                                               DUE TO       DUE TO      TOTAL       DUE TO       DUE TO       TOTAL
                                                RATE        VOLUME      CHANGE       RATE        VOLUME       CHANGE
                                              -------      -------     -------     -------      -------      -------
                                                                         (DOLLARS IN THOUSANDS)
Federal funds sold ......................     $   190      $   156     $   346     $   (33)     $    68      $    35
Investment securities - taxable .........         200          607         807         (78)         (26)        (104)
Investment securities - non-taxable (1) .          24           37          61           5           55           60
Mortgage loans held for sale ............           0           53          53          31          (57)         (26)
Loans, net of unearned discount .........         145        6,113       6,258         120        5,720        5,840
                                              -------      -------     -------     -------      -------      -------
      Total interest income .............         559        6,966       7,525          45        5,760        5,805
                                              -------      -------     -------     -------      -------      -------
Interest-bearing demand accounts ........          32          196         228          84          212          296
Savings and money market deposits .......         798        1,772       2,570         104        1,415        1,519
Time deposits ...........................         665          858       1,523        (352)         137         (215)
Short-term borrowings ...................         178          527         705         (56)         155           99
Long-term debt ..........................         133          333         466         (25)         325          300
                                              -------      -------     -------     -------      -------      -------
      Total interest expense ............       1,806        3,686       5,492        (245)       2,244        1,999
                                              -------      -------     -------     -------      -------      -------
Net interest income .....................     $(1,247)     $ 3,280     $ 2,033     $   290      $ 3,516      $ 3,806
                                              =======      =======     =======     =======      =======      =======


(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

     We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2000, we provided $2.0 million for loan losses, as compared to $2.1 for the year ended December 31, 1999, a decrease of $194,000, or 9.05%. During 2000, our allowance for loan losses increased as our provision exceeded our net charge-offs. The loan portfolio increased to $287.7 million in 2000 from $250.4 million in 1999, or 14.88%. The provision for loan losses increased to $2.1 million in 1999 from $1.1 million in 1998, or 102.07%, while the loan portfolio increased to $250.4 million in 1999 from $161.4 million in 1998, or 55.11%.

     The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies a general reserve based on a loss factor applied to the rest of the loan portfolio. The loss factor is determined based on such items as management's evaluation of risk in the portfolio, local economic conditions, and historical loss experience. The Bank has for many years used several different calculations to confirm the results of the allowance calculation, including an historical loss ratio calculation, a comparison to peer group ratios, as well as regulatory calculation formulas. To further assist in confirming the results of the above-described allowance computation, during 1999, the Bank refined its risk grading system by developing associated reserve factors for each risk grade. Although a relatively new computation for the Bank, and currently used only to confirm the allowance computation, management believes this methodology could become the tool used to compute the allowance in the future.

     The allowance for loan losses as a percentage of loans increased to 1.54% at December 31, 2000, as compared to 1.52% in 1999 and 1.45% in 1998. We increased the allowance for loan losses in 2000, 1999 and 1998 based upon an analysis of several factors, including changing loan mix and overall growth in the loan portfolio. Our reserve on impaired loans increased 65.82%, to $1.4 million at December 31, 2000 from $825,000 at December 31, 1999 due in part to an increase in nonperforming credit relationships, which are being closely monitored. The general reserve factor, which is applied to all unimpaired loans, decreased to 1.09% at December 31, 2000 compared to 1.22% at December 31, 1999. The general reserve factor at December 31, 1998 was 1.02%. This slight decrease was partially attributable to our personal loan portfolio. The personal loan portfolio was $35.9 million at December 31, 2000 compared to $44.7 million at December 31, 1999, an $8.9 million, or 19.85% decrease. The general reserve applied to personal loans at December 31, 2000 was 1.04% compared to 1.54% at December 31, 1999. The higher general reserve applied in 1999 was due to higher risk factors and the significant growth in this portfolio of 126.56% from 1998 to 1999. During 2000, growth slowed as a result of tightened or stricter credit terms and the outstanding portfolio began to decline in size as consumers refinanced outside of the Bank.

     Due to the factors discussed above and the growth in our commercial real estate and construction loan portfolios, the overall result was a slightly higher allowance for loan losses at December 31, 2000 compared with December 31, 1999. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

NON-INTEREST INCOME

         The following table describes the items of our non-interest income for the periods indicated:

                               NON-INTEREST INCOME

                                                         YEAR ENDED DECEMBER 31
                                                     ------------------------------
                                                      2000        1999        1998
                                                     ------      ------      ------
                                                            (IN THOUSANDS)
Loans held for sale fee income.................      $1,154      $1,623      $1,329
NSF charges and service fees....................        655         553         598
Other service charges...........................        963         659         157
Realized gain on sales of investment securities.         --           3         112
Other income ...................................        284         186         450
                                                     ------      ------      ------
      Total non-interest income.................     $3,056      $3,024      $2,646
                                                     ======      ======      ======

          Non-interest income increased to $3.1 million, or 1.06%, during 2000, from $3.0 million during 1999. This increase is attributable to increases in NSF charges and services fees of $102,000, other service charges of $304,000 and other income of $98,000. Other service charge income includes lease referral fees which generated an additional $126,000 over 1999 and investment brokerage services which generated an additional $220,000 over 1999. The increases in NSF charges and services, other service charges and other income during 2000 were offset by a decrease in loans held for sale fee income of $469,000. This decrease is primarily a result of a lower level of residential mortgage loans we originated and sold in the secondary market in 2000 compared to 1999, due to the rising interest rate environment and a slow down in the residential mortgage industry.

          Non-interest income increased to $3.0 million in 1999 from $2.6 million in 1998, an increase of 14.29%. These increases were primarily attributable to the increase in origination fees resulting from the higher level of residential mortgage loans which we originated and sold in the secondary market in 1999 and 1998. The increase in loans held for sale fee income is the result of $82.4 million of residential mortgage loans that we originated and sold in the secondary market in 1999, as compared to $75.6 million in 1998. Although our practice has been to hold substantially all of our investment securities to maturity, in 1998 we recognized a substantial increase in gain on sales of investment securities when we sold a number of debt securities in our portfolio that were subject to call. Due to the interest rate environment, it appeared likely that these securities would be called. By selling the securities and reinvesting the proceeds, we were able to maintain a comparable yield while extending the maturity of the dollars invested. Other service charge income increased by $502,000 in 1999. This increase is a result of the Bank developing new products which are beginning to generate fee-based income. Our investment brokerage, commercial mortgage brokerage and brokered lease services generated an additional $208,000 in 1999 over 1998. In addition a rental fleet of tanker equipment purchased as part of a portfolio of leases during 1999 generated rental income of $127,000 before it was eventually liquidated. The remainder of the increase is a result of the growth in the Bank, and increases in general customer relationship/retail fee based products, such as ATM, check orders, and various other retail products. Other income has declined over the past two years because as we have grown and expanded our number of employees, we have leased less of our corporate headquarters to outside parties, which decreased our rental income by $133,000 in 1999 as compared to 1998.

NON-INTEREST EXPENSE

          The following table describes the items of our non-interest expense for the periods indicated.

                              NON-INTEREST EXPENSE


                                                         YEAR ENDED DECEMBER 31
                                                     ------------------------------
                                                      2000        1999        1998
                                                     ------      ------      ------
                                                            (IN THOUSANDS)
 Salaries and employee benefits.................    $ 5,856      $4,578      $3,312
 Occupancy......................................      1,124         894         748
 FDIC and other insurance expense...............        177         113         121
 General and administrative.....................      3,136       3,095       1,815
                                                    -------      ------      ------
       Total non-interest expenses..............    $10,293      $8,680      $5,996
                                                    =======      ======      ======

          Non-interest expense increased to $10.3 million, or 18.58%, during 2000, as compared to $8.7 million in the prior year. This increase is primarily attributable to increases in salaries and employee benefits and occupancy expenses. Our salaries and employee benefits expense increased to $5.9 million in 2000, or 27.92%, from $4.6 million in 1999, as we hired additional staff to facilitate our growth. We had 129 full-time employees at December 31, 2000 as compared to 112 at December 31, 1999. The increase in employee benefits expense was also due to a sizable increase in our health insurance costs of which the Bank absorbed the majority. Occupancy expenses increased to $1.1 million, or 25.73% in 2000, from $894,000 in 1999, which was primarily attributable to a $120,000 increase in depreciation, and a $61,000 increase in maintenance agreements and repairs and maintenance expenses as a result of capital expenditures needed to facilitate our growth. A lease portfolio was purchased during 1999 with the assistance of a third party. A referral fee is due to the third party based on the performance of the portfolio. The referral fee accrued in 2000 was $177,000 and is included in general and administrative expenses.

          Non-interest expense increased to $8.7 million in 1999 from $6.0 million in 1998, an increase of 44.76%. This increase was primarily the result of increases in salaries and employee benefits and general and administrative expenses. Our salaries and employee benefits expenses increased to $4.6 million in 1999 from $3.3 million in 1998, as we hired additional staff to facilitate our growth. We had 112 and 83 full-time employees at the end of 1999 and 1998, respectively. General and administrative expense increased to $3.1 million in 1999 from $1.8 million in 1998, which is a direct result of our growth, as well as our increased advertising and marketing efforts. Advertising and marketing expenditures increased to $476,000 in 1999 from $269,000 in 1998. A lease portfolio was purchased during 1999 with the assistance of a third party. A referral fee is due to a third party based on performance of the portfolio. The referral fee accrued in 1999 was $305,000 and is included in general and administrative expenses.

INCOME TAXES

          Our income tax expense during 2000 was $1.8 million, compared to $1.5 million during 1999, and $1.4 million during 1998. These increases reflect our higher earnings for the current and previous fiscal years. Our consolidated income tax rate varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.

FINANCIAL CONDITION

          Lending Activities. Our loan portfolio is our main source of income, and has been the principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial, residential real estate, construction, and personal lending and leasing. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 41.30% of our total loans at December 31, 2000, 36.41% of our total loans at December 31, 1999, and over 40% of our total loans at year end 1998, 1997, and 1996. These loans increased at a 24.91% compound annual rate during the four-year period ended December 31, 2000.

          Loans were $287.7 million at December 31, 2000, an increase of $37.3 million, or 14.88%, compared to December 31, 1999. Loans at December 31, 1999 were $250.4 million, an increase of $89.0 million, or 55.11%, compared to December 31, 1998. Loan growth was limited during the first half of 2000 due to funding constraints. The loan to deposit ratio fell to 85.05% at December 31, 2000 from 93.39% at December 31, 1999. The significant increase in deposits more than adequately facilitated our growth during 2000.

          We experienced significant increases in our commercial real estate and construction loan categories, and decreases in personal and lease loan categories. Prior to 2000, we had expanded our personal lending lines of business in an effort to more broadly diversify our risk across multiple lines of business. A significant portion of the growth in our personal lending lines was attributable to growth in our indirect automobile loan portfolio. As a result of the significant growth through 1999 in our indirect automobile loan portfolio and management's belief that our current level of investment in indirect automobile loans as a percentage of our overall loan portfolio was appropriate, we slowed further growth of the portfolio during 2000. We have also encountered a considerable number of early pay-offs within the indirect automobile loan portfolio due to customer refinancing. The growth of our commercial real estate and construction loan portfolios is a result of the natural economic growth and development of our market area, coupled with the experience of our construction and development lenders.

          The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                 LOAN PORTFOLIO

                                                              AS OF DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------
                                2000                    1999                  1998                 1997                 1996
                            ------------------    ------------------     -----------------   ------------------   ------------------
                             AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                            --------   -------    --------   -------     -------   -------   --------   -------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)
Commercial real estate...   $ 42,267    14.69%    $ 26,617     10.63%    $ 15,457     9.57%    7,878      6.19%   $ 7,300      7.20%
Residential real estate..     37,290    12.96       33,251     13.28       28,367    17.57    24,075     18.91     14,253     14.07
Commercial...............     76,556    26.61       64,552     25.78       52,310    32.41    45,969     36.11     41,514     40.97
Personal.................     35,864    12.47       44,747     17.87       19,751    12.23    14,590     11.46      9,507      9.38
Home equity..............     10,657     3.70        9,820      3.92        6,170     3.82     7,030      5.52      5,267      5.20
Construction.............     59,733    20.76       41,007     16.38       25,624    15.87    16,273     12.78     12,747     12.58
Leases...................     25,302     8.81       30,416     12.14       13,765     8.53    11,493      9.03     10,735     10.60
                            --------   ------     --------    ------     --------   ------  --------    ------   --------    ------
    Total loans and
      leases.............    287,669   100.00%     250,410    100.00%     161,444   100.00%  127,308    100.00%   101,323    100.00%
                                       ======                 ======                ======              ======               ======
Less allowance for loan
  losses...............        4,440                 3,817                  2,341              1,618                1,275
                            --------              --------               --------           --------             --------
Loans receivable, net....   $283,229              $246,593               $159,103           $125,690             $100,048
                            ========              ========               ========           ========             ========

          Collateral and Concentration. At December 31, 2000, 1999 and 1998, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $74.4 million, or 25.85%, of total loans, as of December 31, 2000. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans. The Bank's lending limit under federal law to any one borrower was $8.5 million at December 31, 2000. The Bank's largest single borrower, net of participations, at December 31, 2000 had outstanding loans of $8.3 million.

          The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2000, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2000 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                                          AS OF DECEMBER 31, 2000
                               -----------------------------------------------------------------------
                                                                               MORE THAN ONE YEAR
                                                                          ----------------------------
                                 LESS THAN     ONE TO        OVER FIVE
                                 ONE YEAR     FIVE YEARS      YEARS        TOTAL    FIXED    VARIABLE
                                ----------   -----------    ----------    -------  -------   ---------
                                                           (IN THOUSANDS)
Commercial Real Estate           $ 3,436       $23,338       $15,493     $42,267   $11,533   $27,298
Commercial ...........            42,110        27,108         7,338      76,556    12,527    21,919
Construction .........            30,973        27,711         1,541      60,225     2,711    26,541

NON-PERFORMING ASSETS

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS


                                                                        AS OF DECEMBER 31,
                                                    ------------------------------------------------------------
                                                       2000        1999         1998         1997        1996
                                                    ---------   ----------  -----------   ---------   ----------
                                                                       (DOLLARS IN THOUSANDS)
  Real estate loans:
        Past due 90 days or more..................    $  206     $    --      $    --      $   --      $    --
        Nonaccrual................................       499          --           --          --           --
  Installment loans:
        Past due 90 days or more..................        --          --            7          --           --
        Nonaccrual................................        37          87           38          --           89
  Credit cards and related plans
        Past due 90 days or more..................        --          --           --          --           --
        Nonaccrual................................        --          --           --          --           --
  Commercial and all other loans:
        Past due 90 days or more..................        24          50          319          --          163
        Nonaccrual................................     1,326         375          650         367          156
  Lease financing receivables:
        Past due 90 days or more..................        --          --          121          --           --
        Nonaccrual................................       382          25          227          58           --
  Debt securities and other assets (excluding
    other real estate owned and other
    repossessed assets):

        Past due 90 days or more..................        --          --           --          --           --
        Nonaccrual................................        --          --           --          --           --
                                                      -------    --------     --------     -------     --------
         Total non-performing loans ..............     2,474         537        1,362         425          408
                                                      -------    --------     --------     -------     --------
  Foreclosed assets held for sale ................       334         186           46         795           40
                                                      -------    --------     --------     -------     --------
         Total non-performing assets .............    $2,808     $   723      $ 1,408      $1,220      $   448
                                                      =======    ========     ========     =======     ========
  Total non-performing loans to total loans.......      0.86%       0.21%        0.84%       0.33%        0.40%
  Total non-performing loans to total assets......      0.60        0.16         0.54        0.21         0.25
  Allowance for loan losses to non-performing loans   179.47      710.80       171.88      380.71       312.50
  Non-performing assets to loans and foreclosed
  assets held for sale ...........................      0.97        0.29         0.87        0.95         0.44

          Impaired Loans. A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more, nonaccrual loans, and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, at the time the loans are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

          Impaired loans totaled $5.8 million at December 31, 2000, and $5.2 million at December 31, 1999 and 1998, with related allowances for loan losses of $1.4 million, $825,000 and $747,000, respectively.

          Total interest income of $882,000, $713,000 and $600,000 was recognized on average impaired loans of $6.2 million, $4.1 million and $3.5 million for 2000, 1999 and 1998, respectively. Included in this total is cash basis interest income of $72,000, $140,000 and $85,000 recognized on impaired loans on nonaccural during 2000, 1999 and 1998, respectively.

          Allowance For Loan Losses. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is management's best estimate of probable losses which have been incurred as of the balance sheet date based on management's evaluation of risk in the portfolio, local economic conditions and historical loss experience. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others:

         o analytical reviews of loan loss experience in relationship to outstanding loans and commitments;

         o    unfunded loan commitments;

         o problem and non-performing loans and other loans presenting credit concerns;

         o    trends in loan growth, portfolio composition and quality;

         o    appraisals of the value of collateral; and

         o management's judgement with respect to current economic conditions and their impact on the existing loan portfolio.

          The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies a general reserve based on a loss factor applied to the rest of the loan portfolio. The loss factor is determined based on such items as management's evaluation of risk in the portfolio, local economic conditions, and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.

          The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                                    AS OF AND FOR THE
                                                               YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                            2000          1999           1998           1997          1996
                                         -----------   -----------   -------------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
  Balance at beginning of period.....    $    3,817    $    2,341     $     1,618    $    1,275    $      836

  Loans charged-off:
     Commercial real estate..........             -             -               -             -             -
     Residential real estate.........             -             -               -             -             -
     Commercial .....................           343           567             310           357           216
     Personal .......................           153            47              49            19             7
     Home equity ....................             -             -               -             -             -
     Construction ...................             -             -               -             -             -
     Leases .........................         1,034           158              27            83            91
                                          ---------     ---------      ----------     ---------     ---------
        Total loans charged-off......         1,530           772             386           459           314
  Recoveries:
     Commercial real estate..........             -             -               -             -             -
     Residential real estate.........             -             -               -             -             -
     Commercial .....................           104            90              38            84            78
     Personal .......................            46             2               6             1            11
     Home equity ....................             -             -               -             -             -
     Construction ...................             -             -               -             -             -
     Leases .........................            53            12               4            57            16
                                          ---------     ---------      ----------     ---------     ---------
  Total recoveries...................           203           104              48           142           105
                                                                                                     ---------
                                          ---------     ---------      ----------     ---------
  Net loans charged-off..............         1,327           668             338           317           209
  Provision for loan losses..........
                                              1,950         2,144           1,061           660           648
                                          ---------     ---------      ----------     ---------     ---------

  Balance at end of period...........     $   4,440     $   3,817      $    2,341     $   1,618     $   1,275
                                          =========     =========      ==========     =========     =========
  Loans outstanding:
           Average...................     $ 268,227     $ 206,310      $  148,221     $ 115,939     $   87,501
           End of period.............       287,669       250,410         161,444       127,308        101,323
  Ratio of allowance for loan losses
  to loans outstanding:
           Average...................          1.66%         1.85%           1.58%         1.40%          1.46%
           End of period.............          1.54          1.52            1.45          1.27           1.26
  Ratio of net charge-offs to:
           Average loans ............          0.49          0.32            0.23          0.27           0.24
           End of period loans.......          0.46          0.27            0.21          0.25           0.21

     The following table shows our allocation of the allowance for loan losses by specific category at the end of each of the periods shown. Management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. However, the allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES



                                                                      AS OF DECEMBER 31,
                     ---------------------------------------------------------------------------------------------------------------
                              2000                    1999                  1998                 1997                  1996
                     ----------------------   ---------------------  --------------------  -------------------   -------------------
                                    % OF                    % OF                  % OF                 % OF                   % OF
                                    TOTAL                   TOTAL                 TOTAL                TOTAL                  TOTAL
                       AMOUNT     ALLOWANCE    AMOUNT     ALLOWANCE   AMOUNT    ALLOWANCE   AMOUNT   ALLOWANCE    AMOUNT   ALLOWANCE
                      -------     ---------    -------    ---------   -------   ---------   -----    ---------    -------  ---------
                                           (DOLLARS IN THOUSANDS)
Commercial real
estate .............  $   485       10.92%    $   268        7.02%   $   155       6.62%       75        4.63%   $    72      5.65%
Residential real          399        8.99         364        9.53        340      14.52       298       18.42        231     18.12
estate..............
Commercial .........    1,687       38.00       1,206       31.60      1,013      43.27       648       40.05        564     44.23
Personal ...........      547       12.32         843       22.09        215       9.19       153        9.46         95      7.45
Home equity ........      124        2.79         123        3.22         69       2.95        83        5.13         60      4.71
Construction........      672       15.14         454       11.89        302      12.90       223       13.78        127      9.96
Leases .............      526       11.84         559       14.65        247      10.55       138        8.53        126      9.88
Unallocated.........        -           -           -           -          -          -         -           -          -         -
                      -------      ------     -------      ------    -------     ------     -----      ------    -------    ------
      Total.........  $ 4,440      100.00%    $ 3,817      100.00%   $ 2,341     100.00%    1,618      100.00%   $ 1,275    100.00%
                      =======      ======     =======      ======    =======     ======     =====      ======    =======    ======

     Investment securities. The primary objectives of our investment portfolio are to secure the adequacy of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments. During 2000, the Bank purchased a security yielding 8% and maturing in 2015. Due to the high yield and the extended maturity of this security, the Bank chose to hold the security until maturity, and classified the security as such. The security has a call date in September 2001. The remaining securities in our investment portfolio are classified as available for sale in order to provide us with an additional source of liquidity when necessary. The investment portfolio increased by $29.9 million, or 61.38%, during 2000 as compared to 1999 year-end. As rates have continued to increase, we were able to take advantage of some attractive offers and add some higher yielding securities to our investment portfolio during 2000. Approximately $10 million of these higher yielding investments have been utilized for additional pledging requirements. The remaining unpledged balance serves as an additional source of liquidity. Subsequent to year-end December 31, 2000, the Bank utilized another $18 million of the unpledged balance for the pledging requirements of a new municipal customer.

     The balance of the investment portfolio at December 31, 1998 was higher than the 1999 balance due to a 90-day, $5 million security we purchased in December 1998 to cover a pledging requirement for one of the Bank's customers.

     The following table presents the composition of our investment portfolio by major category at the dates indicated.

                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                                          AT DECEMBER 31,
                                                       ------------------------------------------------------
                                                            2000              1999               1998
                                                       ---------------- ---------------   -----------------
                                                                                     (IN THOUSANDS)
U.S. government and agency securities...............   $         61,001 $        34,175   $          38,859
State and municipal obligations.....................             15,502          14,471              14,568
Mortgage-backed securities..........................                  -               -                   -
Other securities....................................                  -               -                   -
                                                       ---------------- ---------------   -----------------
      Total.........................................   $         76,503 $        48,646   $          53,427
                                                       ================ ===============   =================
Available for sale (fair value).....................   $         76,503 $        48,646   $          53,427
Held to maturity (amortized cost)...................              2,000               -                   -
                                                       ---------------- ---------------   -----------------
      Total.........................................   $         78,503 $        48,646   $          53,427
                                                       ================ ===============   =================

     The following table sets forth the maturities, carrying value or fair value (in the case of investment securities available for sale), and average yields for our investment portfolio at December 31, 2000. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.

     Under our investment policy, not more than 10% of the Bank's capital may be invested in the tax-exempt general obligation bonds of any single issuer.

                   MATURITY OF INVESTMENT SECURITIES PORTFOLIO

                            ONE YEAR OR      ONE TO FIVE       FIVE TO TEN      MORE THAN TEN       TOTAL INVESTMENT
                               LESS             YEARS             YEARS             YEARS              SECURITIES
                          ---------------- ----------------- ----------------  ---------------- -------------------------
                          CARRYING AVERAGE CARRYING  AVERAGE CARRYING AVERAGE  CARRYING AVERAGE CARRYING  FAIR    AVERAGE
                           VALUE   YIELD    VALUE    YIELD    VALUE   YIELD     VALUE   YIELD    VALUE   VALUE    YIELD
                          -------  ------- --------  ------- -------  -------  -------  ------- -------- -------  -------
                                                                (DOLLARS IN THOUSANDS)
HELD TO MATURITY
   U.S. government and
      agency securities   $    -       -%  $     -         -%  $     -      -%  $2,000     8.00% $ 2,000  $ 2,014    8.00%
   State and municipal
      Obligations.....         -       -         -         -         -      -        -        -        -        -       -
   Mortgage-backed
      securities......         -       -         -         -         -      -        -        -        -        -       -
   Other securities...         -       -         -         -         -      -        -        -        -        -       -
                          ------    ----   -------      ----   -------   ----   ------     ----  -------  -------    ----
      Total available
      for sale........    $    -       -%  $    -          -%  $     -      -%  $2,000     8.00% $ 2,000  $ 2,014    8.00%
                          ======    ====   =======      ====   =======   ====   ======     ====  =======  =======    ====
AVAILABLE FOR SALE

   U.S. government and
      agency securities   $3,004    5.66%  $25,869      6.62%  $32,128   6.69%  $    -        -% $61,001  $61,001    6.61%
   State and municipal
      obligations.....       276    4.55     5,008      4.73     9,962   4.74      256     4.87   15,502   15,502    4.74
   Mortgage-backed
      securities......         -       -         -         -         -      -        -        -        -        -       -
   Other securities...         -       -         -         -         -      -        -        -        -        -       -
                          ------    ----   -------      ----   -------   ----   ------     ----  -------  -------    ----
      Total available
        for sale......    $3,280    5.57%  $30,877      6.32%  $42,090   6.23%  $  256     4.87% $76,503  $76,503    6.23%
                          ======    ====   =======      ====   =======   ====   ======     ====  =======  =======    ====
      Total investment
        securities....    $3,280    5.57%  $30,877      6.32%  $42,090   6.23%  $2,256     7.65% $78,503  $78,517    6.28%
                          ======    ====   =======      ====   =======   ====   ======     ====  =======  =======    ====


     Deposits. Deposits grew by $70.1 million, or 26.13%, for the year ended December 31, 2000, as compared to 1999 year-end. A significant portion of our deposit growth during fiscal year 2000 is attributable to a money market deposit product, our money management account, or "short-term parking account," introduced by the Bank in the fourth quarter of 1998. The money management account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account pays a rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on certificates of deposit. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders.

         The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                    DEPOSITS

                                                               YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------------------
                                         2000                              1999                               1998
                          ---------------------------------- ---------------------------------  ----------------------------------
                                                               (DOLLARS IN THOUSANDS)
                                        PERCENT     WEIGHTED               PERCENT    WEIGHTED               PERCENT     WEIGHTED
                                          OF         AVERAGE                  OF       AVERAGE                  OF        AVERAGE
                            BALANCE     DEPOSITS      RATE     BALANCE     DEPOSITS     RATE     BALANCE     DEPOSITS      RATE
                            -------     --------      ----     -------     --------     ----     -------     --------      ----
Demand.................   $   44,354     13.11%        --%   $   36,950     13.78%       --%    $  33,752      16.09%        --%
Savings................        3,327      0.98       2.96         3,385      1.26      2.93         3,491       1.66       2.94
Interest-bearing demand       32,427      9.59       3.50        26,800      9.99      3.34        13,982       6.66       2.76
Money Market...........       27,923      8.26       3.46        35,764     13.34      3.51        35,911      17.11       4.00
Money Management.......       90,787     26.84       5.99        60,449     22.55      5.15         9,831       4.69       5.08
Time Deposits..........      139,403     41.22       6.26       104,797     39.08      5.67       112,857      53.79       6.00
                          ----------    ------               ----------    ------               ---------     ------
      Total deposits...   $  338,221    100.00%              $  268,145    100.00%              $ 209,824     100.00%
                          ==========    ======               ==========    ======               =========     ======

     The following table sets forth the amount of our certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2000:

                            AMOUNTS AND MATURITIES OF
                        TIME DEPOSITS OF $100,000 OR MORE

                                                                                         AS OF DECEMBER 31, 2000
                                                                                   -------------------------------------
                                                                                                      WEIGHTED AVERAGE
                                                                                       AMOUNT            RATE PAID
                                                                                   -----------------  ------------------
                                                                                         (DOLLARS IN THOUSANDS)
Three months or less.............................................................   $       10,580          6.33 %
Over three months through six months.............................................           13,079          6.88
Over six months through twelve months............................................           13,082          6.91
Over twelve months...............................................................           13,852          6.83
                                                                                    --------------          ----
      Total......................................................................   $       50,593          6.76 %
                                                                                    ==============          ====

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000, were 69.36% of our total assets at December 31, 2000, and 70.11% and 68.57% of total assets at December 31, 1999 and 1998, respectively.

     We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, revolving lines of credit and Federal Home Loan Bank borrowings.

     On July 21, 2000, BVBC Capital Trust I ("BVBC Trust"), a Delaware business trust formed by Blue Valley, completed the sale of $11.5 million of its 10.375% trust preferred securities. BVBC Trust also issued common securities to Blue Valley and used the proceeds from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures issued by Blue Valley due September 30, 2030. The junior subordinated debentures are the sole assets of BVBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Blue Valley received net proceeds from the offering of its junior subordinated debentures of approximately $10.6 million. Of these net proceeds, $7.1 million were used to retire all of the outstanding indebtedness under Blue Valley's bank stock loan agreement, and $2.0 million were contributed to the Bank in the form of additional capital. The remainder of the proceeds have been retained by Blue Valley for general corporate purposes, including additional investments from time to time in the Bank in the form of additional capital and possible future acquisitions. Total offering expenses of approximately $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

     The trust preferred securities accrue and pay distributions quarterly at an annual rate of 10.375% of the stated liquidation amount of $8 per trust preferred security. Blue Valley has fully and unconditionally guaranteed all of the obligations of BVBC Trust under the trust preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by BVBC Trust.

     The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. We have the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Under the indenture, we are prohibited from paying dividends on our common stock if the scheduled payments on our junior subordinated debentures and the trust preferred securities have not been made.

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Topeka, is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 0.30% of total assets or 1.00% of the aggregate principal amount of its unpaid residential mortgage loans. The Bank is currently in compliance with this requirement, with a $1.3 million investment in stock of the FHLB of Topeka as of December 31, 2000. In 2000 and 1999, the Bank took advantage of some special advances from the FHLB to supplement its funding base. The Bank had $5.0 million in outstanding short-term advances from the FHLB of Topeka at December 31, 2000.

     Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at December 31, 2000, the Bank was within the established guidelines.

     The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.

                              SHORT-TERM BORROWINGS

                                                                                         WEIGHTED
                                                             AVERAGE                     AVERAGE         WEIGHTED
                                               AMOUNT        AMOUNT         MAXIMUM      INTEREST        AVERAGE
                                             OUTSTANDING   OUTSTANDING    OUTSTANDING      RATE          INTEREST
                                                 AT        DURING THE       AT ANY      DURING THE         RATE
                                             PERIOD END    PERIOD (1)      MONTH END      PERIOD       AT PERIOD END
                                            ------------  -----------     ----------    ----------     -------------
                                                                     (DOLLARS IN THOUSANDS)
At or for the year ended December 31, 2000:
   Federal Home Loan Bank borrowings.         $    5,000    $    7,408     $   10,000          7.01%        7.17%
   Bank Stock Loan...................                  -         3,999          7,262          8.17            -
   Federal Funds purchased...........                  -           590          4,000          7.72            -
   Revolving lines of credit.........                  -             -              -             -            -
   Repurchase agreements.............             15,299        13,245         16,650          3.09         3.34
                                              ----------    ----------     ----------          ----         ----
      Total..........................             20,299        25,242         37,912          5.15         6.05
At or for the year ended December 31, 1999:
   Federal Home Loan Bank borrowings.         $   10,000    $      461     $   10,000          4.50%        5.98%
   Bank Stock Loan...................              7,450         4,763          7,450          7.03         7.50
   Federal Funds purchased...........                  -           163              -          5.10            -
   Revolving lines of credit.........                  -             -              -             -            -
   Repurchase agreements.............             11,260         9,500         13,056          3.00         3.00
                                              ----------    ----------     ----------          ----         ----
      Total..........................             28,710        14,887         30,506          4.36         5.21
At or for the year ended December 31, 1998:
   Federal Home Loan Bank borrowings.         $        -    $        -     $        -             -%          -
   Bank Stock Loan...................              3,575         3,800          4,038          7.97         7.25
   Federal Funds purchased...........                  -           261          1,500          6.35            -
   Revolving lines of credit.........                  -             -              -             -            -
   Repurchase agreements.............              8,817         7,040          8,886          3.00         3.00
                                              ----------    ----------     ----------          ----         ----
      Total..........................             12,392        11,101         14,424          4.78         4.23

----------
(1) Calculations are based on daily averages where available and monthly averages otherwise.

     Capital Resources. At December 31, 2000, our total stockholders' equity was $23.8 million, and our equity to asset ratio was 5.74%. At December 31, 1999, our total stockholders' equity was $18.9 million. At year-end 1999, our equity to asset ratio was 5.67% as compared to 6.71% at year-end 1998.

     The Federal Reserve Board's risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder's equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2000, our Tier 1 capital ratio was 9.51%, while our total risk-based capital ratio was 11.95%, both of which exceed the capital minimums established in the risk-based capital requirements.

     Our risk-based capital ratios at December 31, 2000, 1999 and 1998 are presented below.

                               RISK-BASED CAPITAL

                                                                      DECEMBER 31,
                                                  ---------------------------------------------------
                                                        2000             1999              1998
                                                  --------------- ----------------  -----------------
                                                                 (DOLLARS IN THOUSANDS)
     Tier 1 capital
     Stockholder's equity.....................    $        23,815 $         18,869  $          17,016
     Intangible assets........................            (1,295)          (1,448)            (1,600)
     Unrealized appreciation on available-
       For-sale securities....................              (461)              957              (352)
     Guaranteed preferred beneficial interest
       in Company's subordinated debt (1).....              7,785                -                  -
     Other....................................                  -                -                  -
                                                  --------------- ----------------  -----------------
       Total Tier 1 capital...................             29,844           18,378             15,064
                                                  --------------- ----------------  -----------------

     Tier 2 capital
     Qualifying allowance for loan losses.....              3,929            3,371              2,255
     Guaranteed preferred beneficial interest.
       in Company's subordinated debt (1).....              3,715
                                                  --------------- ----------------  -----------------
       Total Tier 2 capital...................              7,644            3,371              2,255
                                                  --------------- ----------------  -----------------
       Total risk-based capital...............    $        37,488 $         21,749  $          17,319
                                                  =============== ================  =================
     Risk weighted assets....................     $       313,841 $        269,660  $         180,077
                                                  =============== ================  =================
     Ratios at end of period
     Total capital to risk-weighted assets              11.95 %            8.07 %             9.62 %
     ratio....................................
     Tier 1 capital to average assets ratio
        (leverage ratio)......................           7.47 %            5.80 %             6.13 %
     Tier 1 capital to risk-weighted assets
       Ratio..................................           9.51 %            6.82 %             8.37 %
     Minimum guidelines
     Total capital to risk-weighted assets               8.00 %            8.00 %             8.00 %
     ratio....................................
     Tier 1 capital to average assets ratio
       (leverage ratio).......................           4.00 %            4.00 %             4.00 %
     Tier 1 capital to risk-weighted assets
       Ratio..................................           4.00 %            4.00 %             4.00 %

(1) Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). At December 31, 2000, approximately $7.8 million of the trust preferred securities have been included as Tier 1 capital for Blue Valley. The balance of the trust preferred securities have been included as Tier 2 capital for Blue Valley.

INFLATION

     The consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. We disclose the estimated fair market value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 17 to the consolidated financial statements included in this report.

FUTURE ACCOUNTING REQUIREMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133")." This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for Blue Valley's fiscal year ending December 31, 2001. Because Blue Valley generally does not hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.

     FASB also has issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity ("SFAS 134")." This statement amends SFAS No. 65 allowing mortgage-backed securities or other retained interests arising from the securitization of mortgage loans to be classified based on the mortgage banking entities' ability and intent to sell or hold those securities. Previously, these securities had to be held within a trading account. This statement was effective for Blue Valley's fiscal year ending December 31, 1999. The adoption of this standard did not have a material impact on the financial statements.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy is established by our Board of Directors and monitored by our Risk Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to our Board of Directors. Our investment policy complements our funds management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

     We use an asset/liability modeling service to analyze the Company's current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Company's asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.

     The asset/liability modeling service is also used to analyze the net economic value of equity at risk under instantaneous shifts in interest rates. The "net economic value of equity at risk" is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions. By effectively looking at the present value of all future cash flows on or off the balance sheet, the net economic value of equity modeling takes a longer term view of interest rate risk.

     We strive to maintain a position that changes in interest rates will not affect net interest income or the economic value of equity by more than 10%, per 100 basis points. The following table sets forth the estimated percentage change in our net interest income over the next twelve month period and our economic value of equity at risk at December 31, 2000 based on the indicated instantaneous and permanent changes in interest rates.

                                               NET INTEREST    NET ECONOMIC
                                                  INCOME         VALUE OF
       CHANGES IN INTEREST RATES             (NEXT 12 MONTHS) EQUITY AT RISK
       -------------------------             ---------------- --------------
       300 basis point rise                       11.04%           (6.10%)
       200 basis point rise                        7.72%           (3.00%)
       100 basis point rise                        4.24%           (0.23%)
       Base Rate Scenario                             -                -
       100 basis point decline                    (6.53%)          (2.10%)
       200 basis point decline                   (10.20%)          (5.43%)
       300 basis point decline                   (16.97%)          (8.41%)

     The above table indicates that, at December 31, 2000, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing certificates of deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease.

     The above table also indicates that, at December 31, 2000, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 100, 200 or 300 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities with extended call dates. However, the estimated market value increase in fixed rate loans and investment securities is offset by certificates of deposit unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

     Subsequent to fiscal year-end 2000, our prime lending rate declined by 100 basis points. Assumptions utilized for the base rate scenario above included a decline of 50 basis points from our prime lending rate as of December 31, 2000. As discussed above, this decrease in the prime lending rate could result in a decrease in our net interest income margin as our interest-rate sensitive assets exceeded our interest-rate sensitive liabilities at December 31, 2000.

     The table on page 51 summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, based on the information and assumptions set forth below.

                       INTEREST-RATE SENSITIVITY ANALYSIS


                                                                        Expected Maturity Date
                             -----------------------------------------------------------------------------------------------------
                                                              Fiscal Year Ending December 31,
                             -----------------------------------------------------------------------
                               0-90      91-365                                                                            Fair
                               Days       Days      2001       2002      2003      2004       2005   Thereafter   Total    Value
                             ---------  --------  --------  --------  ---------  ---------  -------- ---------- --------  --------
INTEREST-EARNING ASSETS:
Fixed Rate Loans ........... $  32,344  $ 29,250  $ 61,594  $ 24,368  $  17,797  $   9,832  $  7,590  $  3,206  $124,387  $124,634
  Average Interest Rate ....      9.83%     9.47%     9.66%     9.62%      9.56%      9.27%     9.26%     8.51%     9.55%
Variable Rate Loans ........   140,786     7,209   147,995     3,196      7,109      3,587     1,182       213   163,282   163,282
  Average Interest Rate ....      9.99%     9.34%     9.96%     8.55%      9.36%      9.00%     9.64%     8.32      9.88%
Fixed Rate Investments .....     1,999     1,281     3,280     4,804      7,980      5,291    12,802    44,346    78,503    78,517
  Average Interest Rate ....      5.44%     6.18%     5.73%     6.26%      6.02%     6.04%      6.74%     6.43%     6.37%
Variable Rate Investments ..        --        --        --        --         --         --        --        --        --        --
  Average Interest Rate ....        --        --        --        --         --         --        --        --        --
Federal Funds Sold .........    22,200        --    22,200        --         --         --        --        --    22,200    22,200
  Average Interest Rate ....      6.26%       --      6.26%       --         --         --        --        --      6.26%
                             ---------  --------  --------  --------  ---------  ---------  --------  --------  --------  --------
     Total interest-
     earning assets......... $ 197,329  $ 37,740  $235,069  $ 32,368  $  32,886  $  18,710  $ 21,574  $ 47,765  $388,372  $388,633
                             =========  ========  ========  ========  =========  =========  ========  ========  ========  ========

INTEREST-BEARING
LIABILITIES:
Interest-bearing demand .... $  32,427  $     --  $ 32,427  $     --  $      --  $      --  $     --  $     --  $ 32,427  $ 30,883
  Average Interest Rate ....      3.81%       --      3.81%       --         --         --        --        --%     3.81%
Savings and money market ...   122,037        --   122,037        --         --         --        --        --   122,037   121,111
  Average Interest Rate ....      5.40%       --      5.40%       --         --         --        --        --      5.40%
Time deposits ..............    23,141    57,224    80,365    40,800     11,674      1,521     3,784     1,259   139,403   140,345
  Average Interest Rate ....      6.20%     6.72%     6.57%     6.80%      6.39%      6.56%     6.79%     6.38%     6.63%
Funds borrowed .............    16,649    10,000    26,649        --     10,000         --        --    13,268    49,917    50,456
  Average Interest Rate ....      3.56%     5.99%     4.47%       --       5.13%        --        --      9.99%     6.07%
                             ---------  --------  --------  --------  ---------  ---------  --------  --------  --------  --------
     Total interest-bearing
     liabilities ........... $ 194,254  $ 67,224  $261,478  $ 40,800  $  21,674  $   1,521  $  3,784  $ 14,527  $343,784  $342,795
                             =========  ========  ========  ========  =========  =========  ========  ========  ========  ========

CUMULATIVE:
 Rate sensitive assets
   (RSA).................... $ 197,329  $235,069  $235,069  $267,437  $ 300,323  $ 319,033  $340,607  $388,372  $388,372
 Rate sensitive liabilities
   (RSL)....................   194,254   261,478   261,478   302,278    323,952    325,473   329,257   343,784   343,784
GAP (GAP = RSA - RSL) ......     3,075   (26,409)  (26,409)  (34,841)   (23,629)    (6,440)   11,350    44,588    44,588
RSA/RSL ....................    101.58%    89.90%    89.90%    88.47%     92.71%     98.02%   103.45%   112.97%
RSA/Total assets ...........      0.48      0.57      0.57      0.64       0.72       0.77      0.82      0.94
RSL/Total assets ...........      0.47      0.63      0.63      0.73       0.78       0.78      0.79      0.83
GAP/Total assets ...........      0.74%    -6.37%    -6.37%    -8.40%     -5.70%     -1.55%     2.74%    10.75%
GAP/RSA ....................      0.02     (0.11)    (0.11)    (0.13)     (0.08)     (0.02)     0.03      0.11


     Certain assumptions are contained in the above table which affect the presentation. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.

     Disclosures about fair values of financial instruments, which reflect changes in market prices and rates, can be found in note 17 to the consolidated financial statements included in this report.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS OF BLUE VALLEY BAN CORP

     See index to Blue Valley Ban Corp financial statements on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Blue Valley board of directors is divided into three classes as nearly equal in number as the total number of directors constituting the entire board of directors permits. In order to implement this staggered board, at the 2000 annual meeting, the directors of class 1 were elected to hold office for a term of one year, the directors of class 2 were elected to hold office for a term of two years, and the directors of class 3 were elected to hold office for a term of three years. Thereafter, at each succeeding annual meeting, the directors of each class that are elected will serve a three-year term, and will continue to hold office until their successors are elected and qualified. All of our directors are also directors of the Bank, except Messrs. Henry and McDonnell. Ms. Dotson and Messrs. Bodker, Stein, and Hunter are directors of the Bank, but not of Blue Valley. Each of our directors has been elected for a term to expire at the next annual meeting. None of our executive officers have employment contracts assuring continued employment.

     For each of our directors, the additional directors of the Bank and our executive officers, we have set forth below their ages as of December 31, 2000, and their principal positions with Blue Valley.

Name                                              Age               Positions
----                                              ---               ---------
Directors

Robert D. Regnier .............................   52         President, Chief Executive Officer and
                                                             Chairman of the Board of Directors of Blue
                                                             Valley; President, Chief Executive Officer and
                                                             Director of the Bank

Donald H. Alexander............................   62         Director of Blue Valley and the Bank

Wayne A. Henry, Jr.............................   48         Director of Blue Valley

C. Ted McCarter................................   64         Director of Blue Valley and Chairman of the
                                                             Board of Directors of the Bank

Thomas A. McDonnell............................   55         Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker...............................   65         Director of the Bank

Suzanne E. Dotson..............................   54         Director of the Bank

Charles H. Hunter..............................   58         Director of the Bank

Stewart M. Stein...............................   50         Director of the Bank

Executive Officers who are not Directors

John K. Doull..................................   39         Executive Vice President and Chief Lending
                                                             Officer of the Bank (1)

Mark A. Fortino................................   34         Senior Vice President and Chief Financial
                                                             Officer of the Bank; Treasurer of Blue Valley

Nancy A. Taylor................................   56         Senior Vice President - Mortgage Banking of
                                                             the Bank

Gregory J. Motley..............................   44         Senior Vice President - Retail Division
                                                             Manager of the Bank

Penny T. Hershman..............................   56         Senior Vice President - Retail Banking and
                                                             Director of Marketing of the Bank

(1) Mr. Doull resigned from the Bank of Blue Valley subsequent to the period covered by this report.

     Below we have provided information regarding the principal occupations and business experience of each director and executive officer of Blue Valley and the additional directors of the Bank named above. Unless otherwise indicated, each person has held the indicated positions for at least the past five years. Except as otherwise indicated below, there are no reportable family relationships among our directors and executive officers.

     ROBERT D. REGNIER has been a director and the President and Chief Executive Officer of Blue Valley and the Bank since their formation in 1989. He has also been the sole director and President and Chief Executive Officer of Blue Valley Investment Corp. since its formation in 1995, and of Blue Valley Building Corp. since its formation in 1994. Prior to joining Blue Valley, Mr. Regnier held various managerial positions with Boatmen's Bank and Trust and Boatmen's First National Bank of Kansas City. Mr. Regnier has nearly 30 years of experience in a number of banking areas, including lending, investments, personnel, administration, trust, operations, new business development and mergers.

     DONALD H. ALEXANDER has been a director of Blue Valley and member of its Audit Committee since 1992. Mr. Alexander has also been a director of the Bank since its formation in 1989. Mr. Alexander is a private investor with a background in commercial banking. In addition to his positions with Blue Valley and the Bank, Mr. Alexander has also been Chairman of Ventaire Corporation in Tulsa, Oklahoma, a metal fabrication company, since 1989; Chairman of Tulsa Power, LLC in Tulsa, Oklahoma, a machinery fabrication company, since 1988; Chairman of Huebert Fiberboard Corp. in Boonville, Missouri, a manufacturing company, since 1996; a director of BHA Group, Inc. in Raytown, Missouri, an air pollution control equipment manufacturer, since 1986; and President and director of Alexander & Associates, Inc. in Kansas City, Missouri, a private investment company, since 1987.

     WAYNE A. HENRY, JR. has been a director of Blue Valley since 1992. Mr. Henry has also been the President and Treasurer and a director of Personal Financial Designs, Inc. in Holden Missouri, a registered investment advisory firm providing portfolio management and financial planning services, since 1986. Mr. Henry is a licensed financial planning practitioner and has served on the board of directors of the Kansas City Chapter of the International Association of Financial Planning and as President and Chairman of the Heart of America Society of the Institute of Certified Financial Planners.

     C. TED MCCARTER has been a director of Blue Valley since 1992. Mr. Carter has also been the Chairman of the board of directors of the Bank and a member of the Loan Committee, Trust Committee and Audit Committee of the Bank since 1990. He has served as the Chairman of Agency Premium Resource in Lenexa, Kansas, an insurance premium finance company, since 1990; the Chairman and President of Valley Investment Co. in Mission Woods, Kansas, a consulting company, since 1990; a director and co-owner of Huebert Fiberboard Co. in Boonville, Missouri, a manufacturing company, since 1990; and a director and co-owner of Emco Specialty Products, Inc. in Kansas City, Kansas, a manufacturing company, since 1990. Mr. McCarter has a background in commercial banking having served as President, Chief Executive Officer, and director of

Boatmen's Bank in Kansas City from 1974 to 1990. He has also served as a director of Century Acceptance Corporation of Kansas City and Boatmen's Bancshares of St. Louis.

     THOMAS A. MCDONNELL has been a director of Blue Valley since 1996. Mr. McDonnell has also served as Chief Executive Officer of DST Systems, Inc. in Kansas City, Missouri, a transfer agent for mutual funds, stocks and bonds, since 1984, and as a director of DST since 1971. From August 1983 to November 1995, Mr. McDonnell was Executive Vice President and a director of Kansas City Southern Industries, Inc. in Kansas City, Missouri, a holding company and the former parent of DST. Mr. McDonnell has also been a director of Informix Corp. in Menlo Park, California, a developer, manufacturer and marketer of relational database management systems, connectivity interfaces and gateways, since 1988; a director of BHA Group, Inc. in Kansas City, Missouri, a manufacturer of pollution control devices, since 1993; a director of Computer Sciences Corporation in El Segundo, California, an information technology company, since 1997; a director of Euronet Services, Inc. in Budapest, Hungary, an operator of automatic teller machines, since 1997; a director of Janus Capital Corporation in Denver, Colorado, a registered investment advisor, since 1985.

     HARVEY S. BODKER has been a director of the Bank since its formation in 1989. Mr. Bodker has been the President of Bodker Realty, Inc. in Prairie Village, Kansas, a commercial real estate brokerage, management and development company, since 1971. He has also been the managing partner of Rosewood Development Co. in Prairie Village, Kansas, a developer of small office buildings since 1978. Mr. Bodker is very active in the community having served on several boards including the Heart of America Boy Scout Board for over 25 years, the Menorah Medical Center Board of Trustees, Cosmopolitan Club of Johnson County, and Chairman of the Overland Park Civil Service Commission. Mr. Bodker has also served on the Kansas Real Estate Commission under two governors, the Overland Park Planning Commission, the Leawood Board of Zoning Appeals, the Sunflower State Private Industry Council, and on the Overland Park Chamber of Commerce.

     SUZANNE E. DOTSON has been a director of the Bank since 1993. Ms. Dotson is a community volunteer with a background in community banking. She has also been a director of the Brain Injury Association of Kansas and Greater Kansas City in Kansas City, Missouri, a non-profit association dedicated to brain injury prevention, research, education and advocacy, since 1992; and a director of Wayside Waifs in Kansas City, Missouri, an animal shelter and humane society dedicated to humane education and providing temporary housing for lost, abandoned, abused and unwanted animals, since 1998. Prior to joining the Bank in 1993, Ms. Dotson served as senior vice president of commercial lending at Boatmen's First National Bank of Kansas City and executive vice president of lending at First Continental Bank and Trust in the Kansas City area.

     CHARLES H. HUNTER became a director of the Bank during 2000. Mr. Hunter is a principal in Kessinger/Hunter & Company; a Kansas City based real estate brokerage and management company, and has been with Kessinger/Hunter & Company since 1966. Mr. Hunter has a background in commercial banking having served as a director of Boatmen's Bank in Kansas City from 1978 to 1996. He is also a Board member of the Negro Leagues Baseball Museum and serves as an Ambassador to Children's Mercy Hospital.

     STEWART M. STEIN has been a director of the Bank since its formation in 1989. Mr. Stein is a real estate, corporate and commercial litigation attorney. He has been a partner with the law firm of Morrison & Hecker LLP, serving as Partner-in-Charge of their Overland Park, Kansas office, since 1997. Mr. Stein was managing partner of the law firm of Buck, Bohm & Stein, P.C. in Overland Park, Kansas, from 1981 to 1997. He serves on several community boards including The Leawood Foundation, Johnson County Arts and Humanities Organization and as a trustee to the Beth Shalom Foundation.

     JOHN K. DOULL is currently the Executive Vice President and Chief Lending Officer of the Bank, and a member of the Bank's Discount Committee, Trust Committee, Audit Committee, Risk Management Committee and Compliance Committee. As such, he is primarily responsible for overseeing the lending function of the Bank. He is also responsible for strategic planning, risk management, funds management and developing future plans for the Bank. Mr. Doull has over 15 years experience in banking. Prior to joining Blue Valley, he was a commercial loan officer at Boatmen's First National Bank of Kansas City. Mr. Doull is also currently the Board President and a member of the Administrative Team at Indian Creek Community Church in Olathe, Kansas. He is also the past treasurer of the Johnson County Housing Coalition. Mr. Doull resigned from the Bank of Blue Valley subsequent to the period covered in this report.

     MARK A. FORTINO has been Treasurer of Blue Valley, Blue Valley Investment and Blue Valley Building, and Senior Vice President and Chief Financial Officer of the Bank since May, 1998. As such, he is responsible for oversight of all financial reporting and analysis for Blue Valley, as well as oversight of human resources, technology and administrative functions. Mr. Fortino also serves on the Technology Committee and Communications/Moral Committee of the Bank. Mr. Fortino is a certified public accountant, and for ten years prior to joining Blue Valley, served in various positions, including Audit Manager, at Baird, Kurtz & Dobson, a public accounting firm in Kansas City, Missouri. His prior experience includes bank consulting and auditing, bank mergers and acquisitions, public securities offerings and periodic SEC reporting. Mr. Fortino is a member of the Missouri Society of CPAs and the American Institute of CPAs. Mr. Fortino is also a Board member and Chairman of the Finance Committee of the Girl Scouts of Midcontinent Council and a member of the Associate Advisory Committee to the University of Kansas Accounting and Information Systems Board.

     NANCY A. TAYLOR has been Senior Vice President - Mortgage Banking of the Bank since 1989. As such, Ms. Taylor is responsible for mortgage loan origination (both conforming and non-conforming), mortgage loan operations, the sale of mortgage loans in the secondary market and consumer construction loans for the Bank. Ms. Taylor has over 24 years of banking experience.

     GREGORY J. MOTLEY has been with the Bank since 1999 and is currently Senior Vice President - Retail Division Manager. As such, he is responsible for retail sales at all Bank locations. Mr. Motley has over 20 years of banking experience and during 1999, served as Senior Vice President, Branch Manager of Security Savings Bank, FSB of Olathe, Kansas. Mr. Motley served as President, East Region, of First National Bank,

Medicine Lodge, in Overland Park, Kansas, from 1996 to 1998, Senior Vice President of Bank of America, in Kansas City, Missouri, from 1984 to 1996, and Vice President of Security State Bank, Weatherford, Oklahoma, from 1982 to 1984. Mr. Motley began his career with the Federal Reserve Bank of Kansas City, Missouri, as an Assistant Bank Examiner from 1979 to 1982. Mr. Motley is also a co-founder and owner of Integrity Management, Inc., in Leawood, Kansas, a business consulting firm specializing in structural issues and business ethics.

     PENNY T. HERSHMAN has been the Senior Vice President of Retail Banking and Director of Marketing of the Bank since 1997. As such, she directs the retail functions for the Bank, including branching and marketing. Ms. Hershman has over 30 years of banking experience. From 1995 to 1997, Ms. Hershman served as principal of at Tapco Consulting in Novato, California, a consulting firm, where she specialized in banking, management and marketing. From 1984 to 1995, Ms. Hershman served in various positions at Novato National Bank in Novato, California, including President and Chief Executive Officer. Ms. Hershman began her career at Metcalf Bank in Overland Park, Kansas, where she advanced from teller to director and Senior Vice President and Cashier.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Blue Valley board of directors has a standing Audit Committee, which reports to the full board of directors in discharging its responsibilities relating to our accounting, reporting and financial control practices. The Audit Committee has general responsibility for oversight of financial controls, as well as our accounting, regulatory and audit activities, and annually reviews the qualifications of our independent auditors. The current members of the Audit Committee are Messrs. Alexander, McCarter, Henry and Stein.

     The Blue Valley board of directors does not currently have a standing Nominating Committee or Compensation Committee. The full Blue Valley board of directors nominates persons to serve as directors of Blue Valley. The compensation of the executive officers and employees of the Bank is determined jointly by the full boards of directors of Blue Valley and the Bank.

ITEM 11: EXECUTIVE COMPENSATION

     The Summary Compensation Table below provides summary information concerning compensation that we paid or accrued during 2000, 1999 and 1998 to or on behalf of our Chief Executive Officer and the three other highest paid executive officers whose salary and bonus for 2000 was in excess of $100,000:

                                                                          ANNUAL COMPENSATION (1)
                                                         ----------------------------------------------------------
                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                                                    OTHER      SECURITIES    ALL
                                                                                   ANNUAL      UNDERLYING   OTHER
       NAME AND PRINCIPAL POSITIONS               YEAR      SALARY      BONUS      COMP.(2)     OPTIONS    COMP.(3)
       ----------------------------               ----      ------      -----      --------     -------    --------
Robert D. Regnier.........................        2000   $  200,000   $  85,000   $  22,188      10,000   $      -
    President, Chief Executive Officer and        1999      185,000      85,000      17,322      14,000          -
    Chairman of the Board of Directors of         1998      170,000      80,000      16,285      15,160      7,519
    Blue Valley; Chief Executive Officer and
    Director of the Bank
John K. Doull.............................        2000   $  125,000   $  80,000   $  22,188       7,500   $      -
    Executive Vice President and Chief            1999      115,000      80,000      17,322      10,000          -
    Lending Officer of the Bank (4)               1998      105,000      55,000      16,285      11,156          -
Mark A. Fortino...........................        2000   $   90,000   $  35,000   $  15,191       3,000   $      -
    Treasurer of Blue Valley; Senior Vice         1999       82,500      25,000       7,172       4,000          -
    President and Chief Financial Officer of      1998       50,000      12,000           -       6,800          -
    the Bank
Gregory J. Motley.........................        2000   $   85,000   $  20,000   $       -       3,000   $      -
    Senior Vice President - Retail Division       1999       10,625       5,000           -       1,000          -
    Manager of the Bank                           1998            -           -           -           -          -
Nancy A. Taylor...........................        2000   $   70,000   $  35,000   $  12,077       3,000   $      -
    Senior Vice President - Mortgage              1999       65,000      40,000      11,367       3,000          -
    Banking of the Bank                           1998       60,000      35,000       9,948       2,800      2,077

----------
(1) Annual compensation does not include the cost to us of benefits executive officers receive in addition to salary and cash bonuses. The aggregate amounts of these personal benefits, however, did not exceed the lesser of either $50,000 or 10% of the total annual compensation of each named executive officer.

(2) Includes the amount of our contributions to our Profit Sharing Plan allocated to the accounts of each of the named executive officers.

(3)  Includes amounts paid for unused vacation.

(4) Mr. Doull resigned from the Bank of Blue Valley subsequent to the period covered by this report.

GRANTS OF STOCK OPTIONS

     The following table sets forth information with respect to the executive officers identified in the prior table concerning the grants of options during 2000.

                            AGGREGATED OPTION GRANTS
                                     IN 2000

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                         FOR OPTION TERM (3)
----------------------------------------------------------------------------------------  ------------------------
              (A)                          (B)            (C)          (D)       (E)          (F)          (G)
                                         NUMBER OF     % OF TOTAL
                                        SECURITIES       OPTIONS    EXERCISE
                                        UNDERLYING     GRANTED TO    OR BASE
                                          OPTIONS     EMPLOYEES IN   PRICE    EXPIRATION
              NAME                      GRANTED (#)    FISCAL YEAR   ($/SH)      DATE         5% ($)      10% ($)
              ----                      -----------    -----------   ------   ----------      ------      -------
Robert D. Regnier (1)...........          10,000         13.99%      $16.50   12/20/2010    $103,768    $262,968
John K. Doull (1) (2)...........           7,500         10.49%      $16.50   12/20/2010     $77,826    $197,226
Mark A. Fortino (1).............           3,000          4.20%      $16.50   12/20/2010     $31,130     $78,890
Gregory J. Motley (1)...........           3,000          4.20%      $16.50   12/20/2010     $31,130     $78,890
Nancy A. Taylor (1).............           3,000          4.20%      $16.50   12/20/2010     $31,130     $78,890

(1) Options were granted under the Company's 1998 Equity Incentive Plan. The exercise price of each option represents fair market value of the common stock on the date of grant. Options vest two years from the date of grant and have a 10 year term, unless they are exercised or expire earlier upon the occurrence of certain events described in the plan.

(2) Mr. Doull resigned from the Bank of Blue Valley subsequent to the period covered by this report. Upon his resignation, the 7,500 options granted to Mr. Doull in 2000 were forfeited.


(3) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the development of an active trading market for the Company's common stock, the performance of the Company's common stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not be achieved.

EXERCISES OF STOCK OPTIONS

     The following table sets forth information with respect to the executive officers identified in the prior table concerning the exercise of options during 2000, and unexercised options held as of December 31, 2000.

                     AGGREGATED OPTION EXERCISES IN 2000 AND
                           2000 YEAR-END OPTION VALUES

                                                                                                         VALUE OF
                                                                                                        UNEXERCISED
                                                                                Number of              IN-THE-MONEY
                                        NUMBER OF                          Unexercised options            OPTIONS
                                          SHARES                               at year-end:            AT YEAR-END:
                                       ACQUIRED ON                             Exercisable/            EXERCISABLE/
               NAME                      EXERCISE       VALUE REALIZED        Unexercisable          UNEXERCISABLE(1)
               ----                    ----------       --------------        -------------          ----------------
Robert D. Regnier..................         -                 -                  39,160/ -               $109,340/ $-
John K. Doull (2)..................         -                 -              11,156/17,500            $58,569/$21,250
Mark A. Fortino....................         -                 -                2,800/7,000            $14,700/$ 8,500
Gregory J. Motley..................         -                 -                   - /4,000                $  /$ 2,125
Nancy A. Taylor....................         -                 -                6,800/6,000            $50,700/$ 6,375

----------
(1) No established public trading market exists for shares of our common stock. The estimated fair value of our common stock at December 31, 2000 was $16.50.

(2) Mr. Doull resigned from the Bank of Blue Valley subsequent to the period covered by this report. Upon his resignation, 17,500 options granted to Mr. Doull were unexercisable and were forfeited.

1998 EQUITY INCENTIVE PLAN

         In April, 1998, our board of directors and stockholders approved the Blue Valley Ban Corp 1998 Equity Incentive Plan (the "Plan"), which superceded our 1994 Stock Option Plan. The Plan is administered by our full board of directors. The Plan authorizes our board of directors to grant equity awards to substantially all of our employees and directors. The total number of shares of our common stock reserved for awards under the Plan is 143,784. Awards granted under the Plan may consist of any of the following:

         o incentive stock options and nonqualified stock options, which entitle the holder to purchase a stated number of shares of our common stock;

         o restricted shares of our common stock, which are subject to forfeiture; and

         o deferred share units, which entitle the holder to receive a future cash payment equal to the increase in the value of shares of our common stock.

         The period of any award granted under the Plan may not exceed ten years, and awards vest based on the determination by our board of directors. The exercise price of any incentive stock option granted under the Plan may not be less than the fair market value of a share of our common stock on the date of grant. The exercise price of any nonqualified stock option may be less than, greater than or equal to the fair market value of a share of our common stock on the grant date. The consideration to be received by Blue Valley in exchange for any award of restricted shares may not be less than the minimum amount for which our shares of common stock can be issued under Kansas law. The initial value of a deferred share unit generally will equal the fair market value of a share of our common stock on the grant date. The Plan provides for increases in the number of shares and to the exercise price, if applicable, in the event of a declaration of a stock dividend or any recapitalization resulting in a stock split-up, combination or exchange of shares of our common stock.

         The Plan further provides that in most instances unvested restricted share or deferred share unit awards and any unexercised options are forfeited upon the termination of the recipient's employment with Blue Valley for cause. If employment is terminated due to an award recipient's death or disability, unvested awards generally vest, and in the case of options, may be exercised within 12 months thereafter. If employment is terminated for any other reason, unvested options, restricted shares and deferred share units are generally forfeited, and vested options may be exercised within three months after the termination of employment.

DIRECTOR COMPENSATION

         We pay each of our nonemployee directors a fee of $1,500 for each meeting of our board of directors, and a fee of $350 for each committee meeting, that he attends in person. Directors are also eligible to receive stock options, restricted stock and deferred share unit grants under our 1998 Equity Incentive Plan. In 2000, each nonemployee director of Blue Valley received options to purchase 3,000 shares of our common stock. Mr. Regnier received options to purchase 10,000 shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All of our executive officers and employees are employed by the Bank and do not receive separate compensation for positions held with Blue Valley, Blue Valley Investment Corp. or Blue Valley Building Corp. Executive compensation is determined jointly by the full boards of directors of Blue Valley and the Bank. During 2000, Robert D. Regnier, who is a director of Blue Valley and the Bank, and President and Chief Executive Officer of Blue Valley and the Bank, Mark A. Fortino, who is Senior Vice President and Chief Financial Officer of the Bank and Treasurer of Blue Valley, and John K. Doull who, prior to his resignation in February, 2001, was Executive Vice President - Lending of the Bank, participated in the deliberations of the boards of directors of Blue Valley and the Bank concerning executive compensation. There are no other reportable compensation committee interlocks or insider participation matters.

ITEM   12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the common stock owned by directors and executive officers of Blue Valley and persons known by Blue Valley to beneficially own more than 5% of our outstanding common stock as of March 1, 2001. The address of each person listed below is 11935 Riley, Overland Park, Kansas 66225-6128. This information has been prepared based upon the SEC's "beneficial ownership" rules. Under these rules a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of a security, or investment power, which includes the power to dispose or to direct the disposition of a security. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares beneficially owned.

               Beneficial Owner                       Shares         Percentage
------------------------------------------        -------------      ----------
Robert D. Regnier.........................          493,732 (1)        21.54%
Donald H. Alexander.......................          144,032 (1)         6.28
Wayne A. Henry, Jr........................          116,880 (1)         5.10
C. Ted McCarter...........................           75,584 (1)         3.30
Thomas A. McDonnell.......................          136,952 (1)         5.98
John K. Doull (2).........................           66,536             2.90
Mark A. Fortino...........................            6,800 (1)         0.30
Gregory J. Motley.........................              --               --
Nancy A. Taylor...........................           35,620 (1)         1.55
All directors and executive officers,
    11 in number, as a group..............        1,082,936 (1)        47.25

-------------
(1) Includes options that are currently exercisable, or become exercisable within 60 days of March 1, 2001, to purchase from us the number of shares of common stock indicated for the following persons: Robert D. Regnier, 39,160; Donald H. Alexander, 3,000; Wayne A. Henry, Jr., 8,500; C. Ted McCarter, 7,000; Thomas A. McDonnell, 3,000; Mark A. Fortino, 2,800; Nancy A. Taylor, 6,800; and Penny T. Hershman, 6,800.
(2) Mr. Doull resigned from the Bank of Blue Valley subsequent to the period covered by this report. Upon his resignation, 17,500 options were forfeited.

ITEM     13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of January 31, 2001, the Bank had aggregate loans outstanding to such persons of approximately $2.0 million, which represented 8.16% of our stockholders' equity of $24.1 million on that date. These loans:

         o    were made in the ordinary course of business;

         o were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and

         o did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM  14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1 and 2. Financial Statements and any Financial Statement Schedules

         The financial statements and financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this annual report.

(b)      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2000.

(c)      Exhibits

         The following exhibits were previously filed with the Commission on July 18, 2000 as an Exhibit to Blue Valley's Registration Statement on Form S-1, Amendment No. 5, File No. 333-34328. The same is incorporated herein by reference.

         3.1 Amended and Restated Articles of Incorporation of Blue Valley Ban Corp.

         3.2  Bylaws, as amended, of Blue Valley Ban Corp.

         4.1  1998 Equity Incentive Plan.

         4.2  1994 Stock Option Plan.

         4.3  Form of Indenture of Blue Valley Ban Corp.

         4.4  Form of Junior Subordinated Debentures, due September 30, 2030.

         4.5  Certificate of Trust of BVBC Capital Trust I.

         4.6  Form of Amended and Restated Trust Agreement of BVBC Capital Trust
              I.

         4.7 Form of Cumulative Preferred Security Certificate for BVBC Capital Trust I.

         4.8 Form of Trust preferred securities Guarantee Agreement of Blue Valley Ban Corp relating to the Cumulative Trust preferred securities.

         4.9  Form of Agreement as to Expenses and Liabilities.

         10.1 Security Agreement of Blue Valley Ban Corp in favor of Boatmen's First National Bank of Kansas City, dated as of June 7, 1994.

         10.2 Agreement between Blue Valley Ban Corp, Bank of Blue Valley and Boatmen's First National Bank of Kansas City, dated as of January 2, 1997.

         10.3 Amendment of Loan Documents between Blue Valley Ban Corp, Bank of Blue Valley and NationsBank, N.A. (successor to Boatmen's First National Bank of Kansas City), dated as of December 26, 1997.

         10.4 Second Amendment of Loan Documents between Blue Valley Ban Corp, Bank of Blue Valley and NationsBank, N.A., dated as of January 31, 1999.

         10.5 Third Amendment of Loan Documents between Blue Valley Ban Corp, Bank of Blue Valley and NationsBank, N.A., dated as of June 21, 1999.

         10.6 Fourth Amendment of Loan Documents between Blue Valley Ban Corp, Bank of Blue Valley and NationsBank, N.A., dated as of December 30, 1999.

         10.7 Amended and Restated Promissory Note of Blue Valley Ban Corp, dated December 30, 1999.

         10.8 Promissory Note of Blue Valley Building, dated July 15, 1994.

         10.9 Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen's Assurance Company of America, dated July 15, 1994.

         10.10 Assignment of Leases and Rents between Blue Valley Building and Businessmen's Assurance Company of America, dated July 15, 1994.

         10.11 Lease Agreement between Bank of Blue Valley and CMI, Inc., dated January 18, 1999.

The following exhibits are filed as part of this annual report.

         11.1 Statement re computation of per share earnings. Please see p.
              F-12.

         21.1 Subsidiaries of Blue Valley Ban Corp.

         23.3 Consent of Baird, Kurtz and Dobson.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 21, 2001         By: /s/ Robert D. Regnier
                                           -------------------------------------
                                           Robert D. Regnier, President,
                                           Chief Executive Officer and  Director

         Date:  March 21, 2001         By: /s/ Mark A. Fortino
                                           -------------------------------------
                                           Mark A. Fortino, Treasurer and
                                           Principal Finance and Accounting
                                           Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 21, 2001         By: /s/ Robert D. Regnier
                                           -------------------------------------
                                           Robert D. Regnier, President,
                                           Chief Executive Officer and Director

         Date:  March 21, 2001        By: /s/ Donald H. Alexander
                                          --------------------------------------
                                          Donald H. Alexander, Director

         Date:  March 21, 2001        By: /s/ Wayne A. Henry, Jr.
                                          --------------------------------------
                                          Wayne A. Henry, Jr., Director

         Date:  March __, 2001        By:
                                          C. Ted McCarter, Director

         Date:  March 21, 2001        By: /s/ Thomas A. McDonnell
                                          --------------------------------------
                                          Thomas A. McDonnell, Director

                              BLUE VALLEY BAN CORP

                        DECEMBER 31, 2000, 1999 AND 1998


                                    CONTENTS



                                                                      Page
                                                                      ----

INDEPENDENT ACCOUNTANTS' REPORT...................................     F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets...............................................     F-3
     Statements of Income.........................................     F-5
     Statements of Changes in Stockholders' Equity................     F-6
     Statements of Cash Flows.....................................     F-7
     Notes to Financial Statements................................     F-8

                         INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas


     We have audited the accompanying consolidated balance sheets of BLUE VALLEY BAN CORP as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BLUE VALLEY BAN CORP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.





                                                       /s/ BAIRD, KURTZ & DOBSON


Kansas City, Missouri
February 9, 2001

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                   (dollars in thousands, except share data)


                                     ASSETS


                                                                   2000                  1999
                                                               -----------            ----------

Cash and due from banks                                        $    13,720            $    15,460
Federal funds sold                                                  22,200                  8,000
                                                               -----------            -----------
              Cash and cash equivalents                             35,920                 23,460

Available-for-sale securities                                       76,503                 48,646
Held-to-maturity securities                                          2,000

Mortgage loans held for sale                                         1,207                    952

Loans                                                              287,669                250,410
   Less allowance for loan losses                                    4,440                  3,817
                                                               -----------            -----------
              Net loans                                            283,229                246,593

Premises and equipment                                               6,591                  5,574
Foreclosed assets held for sale, net                                   334                    186
Interest receivable                                                  3,058                  2,039
Deferred income taxes                                                  939                  1,841
Prepaid expenses and other assets                                    2,041                    840
Federal Home Loan Bank stock and other securities                    1,550                  1,034
Excess of cost over fair value of net assets acquired,
   at amortized cost                                                 1,295                  1,448
                                                               -----------            -----------


              Total Assets                                     $   414,667            $   332,613
                                                               ===========            ===========




See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                    (dollars in thousands, except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            2000                  1999
                                                                        -----------             ---------
LIABILITIES
   Demand deposits                                                      $    44,354             $    36,950
   Savings, NOW and money market deposits                                   154,464                 126,398
   Time deposits                                                            139,403                 104,797
                                                                        -----------             -----------
                  Total Deposits                                            338,221                 268,145

   Securities sold under agreements to repurchase                            15,299                  11,260
   Short-term debt                                                            5,000                  17,450
   Long-term debt                                                            16,768                  11,908
   Guaranteed preferred beneficial interest in Company's
     subordinated debt                                                       11,500
   Advances from borrowers for taxes and insurance                            1,350                   2,559
   Accrued interest and other liabilities                                     2,714                   2,422
                                                                        -----------             -----------
                  Total Liabilities                                         390,852                 313,744
                                                                        ===========             ===========

STOCKHOLDERS' EQUITY
   Capital stock
     Common stock, par value $1 per share;
         Authorized 15,000,000 shares; issued and outstanding
         2000 - 2,141,720 shares; 1999 - 2,137,720 shares                     2,142                   2,138
   Additional paid-in capital                                                 5,277                   5,230
   Retained earnings                                                         15,935                  12,458
   Accumulated other comprehensive income
     Unrealized appreciation (depreciation) on available-for-
         sale securities, net of income taxes of $307 in
         2000 and $(638) in 1999                                                461                    (957)
                                                                        -----------             -----------
                  Total Stockholders' Equity                                 23,815                  18,869
                                                                        -----------             -----------

                  Total Liabilities and Stockholders' Equity            $   414,667             $   332,613
                                                                        ===========             ===========

   See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (dollars in thousands, except per share data)


                                                        2000            1999            1998
                                                       -------         -------         -------
INTEREST INCOME
   Interest and fees on loans                          $26,733         $20,422         $14,608
   Federal funds sold                                      777             431             396
   Available-for-sale securities                         3,566           2,755           2,814
   Held-to-maturity securities                              41
                                                       -------         -------         -------
              Total Interest Income                     31,117          23,608          17,818
                                                       -------         -------         -------

INTEREST EXPENSE
   Interest-bearing demand deposits                        872             644             348
   Savings and money market deposit accounts             5,726           3,156           1,637
   Other time deposits                                   7,555           6,032           6,247
   Securities sold under repurchase agreements             417             287             438
   Long-term debt and advances                           2,126           1,085             535
                                                       -------         -------         -------
              Total Interest Expense                    16,696          11,204           9,205
                                                       -------         -------         -------

NET INTEREST INCOME                                     14,421          12,404           8,613

PROVISION FOR LOAN LOSSES                                1,950           2,144           1,061
                                                       -------         -------         -------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                            12,471          10,260           7,552
                                                       -------         -------         -------

NONINTEREST INCOME
   Service fees                                          2,772           2,835           2,084
   Other income                                            284             189             562
                                                       -------         -------         -------
              Total Noninterest Income                   3,056           3,024           2,646
                                                       -------         -------         -------

NONINTEREST EXPENSE
   Salaries and employee benefits                        5,856           4,578           3,312
   Net occupancy expense                                 1,124             894             748
   Other operating expense                               3,313           3,208           1,936
                                                       -------         -------         -------
              Total Noninterest Expense                 10,293           8,680           5,996
                                                       -------         -------         -------

INCOME BEFORE INCOME TAXES                               5,234           4,604           4,202

PROVISION FOR INCOME TAXES                               1,757           1,521           1,386
                                                       -------         -------         -------

NET INCOME                                             $ 3,477         $ 3,083         $ 2,816
                                                       =======         =======         =======

BASIC EARNINGS PER SHARE                               $  1.62         $  1.45         $  1.36
                                                       =======         =======         =======

DILUTED EARNINGS PER SHARE                             $  1.59         $  1.42         $  1.35
                                                       =======         =======         =======


See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (dollars in thousands, except share data)

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                                                                                       Income
                                                                                                   ----------------
                                                                                                     Unrealized
                                                                                                    Appreciation
                                                                                                   (Depreciation)
                                                                         Additional                     on
                                            Comprehensive     Common       Paid-In    Retained    Available-for-Sale
                                               Income         Stock        Capital    Earnings     Securities, Net     Total
                                            -------------     ------     ----------   --------    ------------------   -----

BALANCE, DECEMBER 31, 1997                                     $2,028      $ 4,617     $ 6,559         $  260         $13,464

   Issuance of 102,336 shares of
     common stock                                                 102          542                                        644

   Net income                                  $ 2,816                                   2,816                          2,816

   Change in unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes of $61         92                                                     92              92
                                               -------         ------      -------     -------         ------         -------
                                               $ 2,908
                                               =======
BALANCE, DECEMBER 31, 1998                                      2,130        5,159       9,375            352          17,016

   Issuance of 7,324 shares of
     common stock                                                   8           71                                         79

   Net income                                  $ 3,083                                   3,083                          3,083

   Change in unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes of
     $(872)                                     (1,309)                                                (1,309)         (1,309)
                                               -------         ------      -------     -------         ------         -------
                                               $ 1,774
BALANCE, DECEMBER 31, 1999                     =======          2,138        5,230      12,458           (957)         18,869

   Issuance of 4,000 shares of
     common stock                                                   4           47                                         51

   Net income                                  $ 3,477                                   3,477                          3,477

   Change in unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes of $945     1,418                                                  1,418           1,418
                                               -------         ------      -------     -------         ------         -------
                                               $ 4,895
BALANCE, DECEMBER 31, 2000                     =======         $2,142      $ 5,277     $15,935         $  461         $23,815
                                                               ======      =======     =======         ======         =======


                                                                                        2000           1999             1998
                                                                                       -------       --------          -------
RECLASSIFICATION DISCLOSURE:

   Unrealized appreciation (depreciation) on available-for-sale securities, net
     of income taxes of $945, $(871) and $106 for 2000, 1999 and 1998, respectively    $ 1,418       $ (1,307)          $  159

   Less: reclassification adjustments for appreciation (depreciation) included in net income, net of income taxes of $1 and $45 for 1999 and 1998,
     respectively                                                                                          (2)             (67)
                                                                                       -------       --------          -------

   Change in unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $945, $(872) and $61 for 2000, 1999 and
     1998, respectively                                                                $ 1,418       $ (1,309)         $    92
                                                                                       =======       ========          =======


   See Notes to Consolidated Financial Statements

                             BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)


                                                                             2000                1999               1998
                                                                          ----------          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $    3,477          $    3,083         $    2,816
     Items not requiring (providing) cash:
         Depreciation and amortization                                           653                 533                445
         Amortization of premiums and discounts
              on securities                                                       74                  50
         Provision for loan losses                                             1,950               2,144              1,061
         Deferred income taxes                                                   (43)               (497)              (298)
         Gain on sales of available-for-sale securities                                               (3)              (112)
         (Gain) loss on sale of foreclosed assets                                                                       (78)
     Changes in:
         Accrued interest receivable                                          (1,019)               (538)              (141)
         Mortgage loans held for sale                                           (255)              1,002             (1,063)
         Prepaid expenses and other assets                                      (291)               (259)                38
         Accrued interest payable and other liabilities                          292                 680                730
                                                                          ----------          ----------         ----------
                  Net cash provided by operating activities                    4,838               6,195              3,398
                                                                          ----------          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net originations of loans                                               (41,375)            (92,460)           (38,869)
     Proceeds from sales of loan participations                                1,617               2,231              4,394
     Purchase of premises and equipment                                       (1,514)               (530)            (1,203)
     Proceeds from the sale of foreclosed assets                               1,024                 455                827
     Purchases of held-to-maturity securities                                 (2,000)
     Proceeds from sales of available-for-sale securities                                          2,003             11,115
     Proceeds from maturities of available-for-sale securities                 3,355              10,105              7,270
     Purchases of available-for-sale securities                              (28,923)             (9,556)           (31,299)
     Purchases of Federal Home Loan Bank stock and other securities             (516)               (417)              (134)
                                                                          ----------          ----------         ----------
                  Net cash used in investing activities                      (68,332)            (88,169)           (47,899)
                                                                          ----------           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, money market,
         NOW and savings accounts                                             35,470              66,381             18,861
     Net increase (decrease) in certificates of deposit                       34,606              (8,060)            20,171
     Repayments of long-term debt                                               (140)               (130)              (120)
     Proceeds from long-term debt                                              5,000                                 10,000
     Net proceeds from guaranteed preferred beneficial interest in
         Company's subordinated debt                                          10,587
     Net proceeds (payments) on short-term debt                              (12,450)             13,875               (463)
     Proceeds from sale of common stock                                           51                  79                644
     Net increase in other borrowings                                          4,039               2,443                704
     Net increase (decrease) in advances from borrowers
         for  taxes and insurance                                             (1,209)              1,847             (1,277)
                                                                          ----------          ----------         ----------
                  Net cash provided by financing activities                   75,954              76,435             48,520
                                                                          ----------          ----------         ----------
                                                                              12,460              (5,539)             4,019
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                        23,460              28,999             24,980
                                                                          ----------          ----------         ----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                          $   35,920          $   23,460         $   28,999
                                                                          ==========          ==========         ==========

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS

     The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corporation and BVBC Capital Trust I through 100% ownership of each.

     The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Johnson County. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     The Blue Valley Building Corporation is primarily engaged in leasing real property at its only facility in Overland Park, Kansas.

     BVBC Capital Trust I is a newly created Delaware business trust that was created in 2000 to offer trust preferred securities and to purchase the Company's prior subordinated debentures. The Trust has a term of 35 years, but may dissolve earlier as provided in its trust agreement.


OPERATING SEGMENT

     The Company provides community banking services through its subsidiary bank, including such products and services as loans; time deposits, checking and savings accounts; trust services; and investment services. These activities are reported as one operating segment.


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

     Management believes that the allowances for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company to recognize additional losses based on their judgements of information available to them at the time of their examination.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Blue Valley Ban Corp and its 100% owned subsidiaries, Bank of Blue Valley, Blue Valley Building Corporation and BVBC Capital Trust I. Significant intercompany accounts and transactions have been eliminated in consolidation.


CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consisted of federal funds sold.


INVESTMENT IN DEBT SECURITIES

     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the period to maturity.

     Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the period to maturity.

     Interest on investments in debt securities is included in income when earned.


OTHER INVESTMENTS

        The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments in the accompanying consolidated balance sheets.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized in the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.


LOANS

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is management's best estimate of probable losses which have been incurred as of the balance sheet date based on management's evaluation of risk in the portfolio, local economic conditions and historical loss experience.

     The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of the loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies a general reserve based on a loss factor applied to the rest of the loan portfolio. The loss factor is determined based on such items as management's evaluation of risk in the portfolio, local economic conditions and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.


PREMISES AND EQUIPMENT

     Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.


FORECLOSED ASSETS HELD FOR SALE

     Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in non-interest expenses, net.


EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     Unamortized costs in excess of the fair value of underlying net tangible assets acquired aggregated $1,295,000 and $1,448,000 (originally $2,286,000) at December 31, 2000 and 1999, respectively, and are being amortized over a 15-year period using the straight-line method. Amortization expense related to purchased subsidiaries and acquired deposits was $152,000 for each of the years 2000, 1999 and 1998.


FEE INCOME

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.


RECLASSIFICATION

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 financial statement presentation. These reclassifications had no effect on net income.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

     Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.


EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings is as follows:

                                                    2000         1999         1998
                                                 ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND
                                                             PER SHARE DATA)
Net income ...................................   $    3,477   $    3,083   $    2,816
                                                 ----------   ----------   ----------

Average common shares outstanding ............    2,141,523    2,131,372    2,065,400
Average common share stock options outstanding       49,782       34,636       18,688
                                                 ----------   ----------   ----------
Average diluted common shares ................    2,191,305    2,166,008    2,084,088
                                                 ----------   ----------   ----------

     Basic earnings per share .............      $     1.62   $     1.45   $     1.36
                                                  =========    =========    =========

     Diluted earnings per share ...........      $     1.59   $     1.42   $     1.35
                                                  =========    =========    =========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 2:   INVESTMENT IN DEBT SECURITIES

     The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                     December 31, 2000
                                   ----------------------------------------------------
                                                   Gross         Gross
                                   Amortized    Unrealized    Unrealized    Approximate
                                      Cost         Gains        Losses       Fair Value
                                   ---------    ----------    ----------    -----------
                                                  (dollars in thousands)
U.S. Treasury ..................    $  8,000     $    106      $     (2)      $  8,104
U.S. Government agencies .......      52,488          606          (197)        52,897
State and political subdivisions      15,247          258            (3)        15,502
                                    --------     --------      --------       --------
                                    $ 75,735     $    970      $   (202)      $ 76,503
                                    ========     ========      ========       ========

                                                     December 31, 1999
                                   ----------------------------------------------------
                                                   Gross         Gross
                                   Amortized    Unrealized    Unrealized    Approximate
                                      Cost         Gains        Losses       Fair Value
                                   ---------    ----------    ----------    -----------
                                                  (dollars in thousands)
U.S. Treasury ..................    $ 10,012     $     20      $    (83)      $  9,949
U.S. Government agencies .......      25,591                     (1,365)        24,226
State and political subdivisions      14,638           33          (200)        14,471
                                    --------     --------      --------       --------
                                    $ 50,241     $     53      $ (1,648)      $ 48,646
                                    ========     ========      ========       ========


     Maturities of available-for-sale debt instruments at December 31, 2000:

                                                      Amortized      Approximate
                                                         Cost        Fair Value
                                                      ---------      -----------
                                                        (dollars in thousands)
In one year or less ............................       $ 3,275         $ 3,280
After one through five years ...................        30,460          30,877
After five through ten years ...................        41,747          42,090
After ten years ................................           253             256
                                                       -------         -------
                                                       $75,735         $76,503
                                                       =======         =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 2:   INVESTMENT IN DEBT SECURITIES (CONTINUED)

     The amortized cost and approximate fair value of held-to-maturity securities are as follows:

                                                     December 31, 2000
                                   ----------------------------------------------------
                                                   Gross         Gross
                                   Amortized    Unrealized    Unrealized    Approximate
                                      Cost         Gains        Losses       Fair Value
                                   ---------    ----------    ----------    -----------
                                                  (dollars in thousands)
U.S. Government agencies........    $  2,000     $     14                     $  2,014
                                    ========     ========                     ========



     Maturities of held-to-maturity debt instruments at December 31, 2000:

                                                              Amortized     Approximate
                                                                 Cost        Fair Value
                                                              ---------     -----------
                                                                (dollars in thousands)
In one year or less............
After one through five years...
After five through ten years...
After ten years ...............                                $  2,000       $  2,014
                                                               --------       --------
                                                               $  2,000       $  2,014
                                                               ========       ========


     The book value of securities pledged as collateral to secure public deposits amounted to $25,145,000 at December 31, 2000 and $22,177,000 at December 31, 1999. The approximate fair value of pledged securities amounted to $25,380,000 at December 31, 2000 and $21,597,000 at December 31, 1999.

     The Company entered into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities. At December 31, 2000, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual dealer. Securities sold under agreements to repurchase averaged $13,245,000 and $9,500,000 during 2000 and 1999, and the maximum amounts outstanding at any month-end were $16,650,000 and $13,056,000, respectively. The book value of securities pledged to secure agreements to repurchase amounted to $21,031,000 and $15,110,000 at December 31, 2000 and 1999, respectively. The approximate fair value of these securities was $21,155,000 at December 31, 2000 and $14,235,000 at December 31, 1999
respectively.

     Gross gains of $3,000 and $112,000 were realized at December 31, 1999 and 1998, respectively, resulting from sales of available-for-sale securities.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at December 31, 2000 and 1999 include the following:

                                                            2000         1999
                                                          --------     --------
                                                          (dollars in thousands)
Commercial .............................................. $ 76,556     $ 64,552
Commercial real estate ..................................   42,267       26,617
Construction ............................................   60,225       41,336
Residential real estate .................................   37,290       33,251
Leases ..................................................   25,143       30,174
Personal ................................................   35,864       44,747
Home equity .............................................   10,657        9,820
                                                          --------     --------
Total loans .............................................  288,002      250,497
    Less: Unearned discount and fees ...................       333           87
           Allowance for loan losses ....................    4,440        3,817
                                                          --------     --------
     Net loans .......................................... $283,229     $246,593
                                                          ========     ========


     Activity in the allowance for loan losses was as follows:

                                                   2000       1999       1998
                                                  -------    -------    -------
                                                      (dollars in thousands)
Balance, beginning of year ....................   $ 3,817    $ 2,341    $ 1,618
     Provision charged to expense .............     1,950      2,144      1,061
     Losses charged off, net of recoveries
        of $203,000, $104,000 and $48,000
        for 2000, 1999 and 1998, respectively..    (1,327)      (668)      (338)
                                                  -------    -------    -------
Balance, end of year ..........................   $ 4,440    $ 3,817    $ 2,341
                                                  =======    =======    =======



     Impaired loans totaled $5,762,000 and $5,153,000 at December 31, 2000 and 1999, respectively, with related allowances for loan losses of $1,368,000 and $825,000, respectively.

     Total interest income of $882,000 and $713,000 was recognized on average impaired loans of $6,186,000 and $4,092,000 for 2000 and 1999, respectively. Included in this total is cash basis interest income of $72,000 and $140,000 recognized on impaired loans on nonaccrual during 2000 and 1999, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 4:   PREMISES AND EQUIPMENT

     Major classifications of these assets are as follows:

                                                           2000            1999
                                                          ------          ------
                                                          (dollars in thousands)

Land ...........................................          $1,477          $1,477
Building and improvements ......................           4,494           3,567
Furniture and equipment ........................           2,238           1,651
Land improvements, net .........................             230             230
                                                          ------          ------
                                                           8,439           6,925
Less accumulated depreciation ..................           1,848           1,351
                                                          ------          ------
Total premises and equipment ...................          $6,591          $5,574
                                                          ======          ======



NOTE 5:   INTEREST-BEARING DEPOSITS

     Interest-bearing deposits in denominations of $100,000 or more were $50,593,000 on December 31, 2000 and $34,957,000 on December 31, 1999.

     At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                                                          (dollars in thousands)
2001....................................................         $ 80,365
2002....................................................           40,800
2003....................................................           11,674
2004....................................................            1,521
2005 and thereafter.....................................            5,043
                                                                 --------
                                                                 $139,403
                                                                 ========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 6:   OPERATING LEASES

     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2004. Minimum future rentals receivable under noncancellable operating leases at December 31, 2000 are as follows:

                                                          (dollars in thousands)
2001...................................................          $    132
2002...................................................               133
2003...................................................               138
2004...................................................               143
                                                                 --------
Future minimum lease receivable........................          $    546
                                                                 ========



NOTE 7:  INCOME TAXES

     The provision for income taxes consists of the following:

                                            2000           1999           1998
                                          -------        -------        -------
                                                  (dollars in thousands)
Taxes currently payable ...........       $ 1,800        $ 2,018        $ 1,684
Deferred income taxes .............           (43)          (497)          (298)
                                          -------        -------        -------
                                          $ 1,757        $ 1,521        $ 1,386
                                          =======        =======        =======



     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                            2000           1999           1998
                                          -------        -------        -------
                                                  (dollars in thousands)
Computed at the statutory
     rate (34%) .......................   $ 1,780        $ 1,565        $ 1,428
Increase (decrease) resulting from:
     Tax-exempt interest ..............      (242)          (190)          (213)
     Stock options ....................        (2)           (22)            (6)

     State income taxes ...............       128            138            139
     Other ............................        93             30             38
                                          -------        -------        -------

Actual tax provision ..................   $ 1,757        $ 1,521        $ 1,386
                                          =======        =======        =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 7:   INCOME TAXES (CONTINUED)

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2000 and 1999 consolidated balance sheets are as follows:

                                                            2000          1999
                                                          --------      --------
                                                          (dollars in thousands)
Deferred tax assets:
     Allowance for loan losses .......................     $ 1,349      $ 1,239
     Accrued compensated absences ....................          64           50
     Accumulated depreciation on available-for-
        sale securities ..............................                      638
                                                           -------      -------
                                                             1,413        1,927
                                                           -------      -------
Deferred tax liabilities:
     Accumulated depreciation ........................         (26)         (41)
     Accumulated appreciation on available-for-
sale securities ......................................        (307)
     Other ...........................................        (141)         (45)
                                                           -------      -------
                                                              (474)         (86)
                                                           -------      -------
          Net deferred tax asset .....................     $   939      $ 1,841
                                                           =======      =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 8:   SHORT-TERM DEBT

     Short-term debt at December 31, 2000 and 1999 consisted of the following components:

                                                            2000           1999
                                                          -------        -------
                                                          (dollars in thousands)
Note payable to bank (A) .........................                       $ 7,450
Line of credit (B) ...............................                        10,000
Federal Home Loan Bank advance (C) ...............        $ 5,000
                                                          -------        -------
Total short-term debt ............................        $ 5,000        $17,450
                                                          =======        =======


     (A) Due on demand, but no later than July 2000; payable in quarterly installments of $187,500 plus interest at prime less 1.0%; collateralized by 258,000 shares of the Bank's capital stock.

     (B) Line of credit with the Federal Home Loan Bank. Amount outstanding is a two-week advance with principal and interest payable at maturity. The line is collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rate is adjusted daily and is tied to the Federal Funds rate. Availability is determined quarterly and at year-end an additional $9,016,000 was available per the September 30, 2000 Qualifying Collateral Determination (QCD) Form.

     (C) Due in June 2001; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rate on the advance is 7.170%.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 9:   LONG TERM DEBT

     Long-term debt at December 31, 2000 and 1999 consisted of the following components:

                                                            2000           1999
                                                          -------        -------
                                                          (dollars in thousands)
Note payable - other (A) .........................        $ 1,768        $ 1,908
Federal Home Loan Bank advances (B) ..............         15,000         10,000
                                                          -------        -------
Total long-term debt .............................        $16,768        $11,908
                                                          =======        =======



     (A) Due in August 2009; payable in monthly installments of $23,175 including interest at 7.5%; collateralized by land, building and assignment of future rents.

     (B) Due in 2008 and 2010; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.63% to 5.682%.

     Aggregate annual maturities of long-term debt at December 31, 2000 are as follows:

                                                          (dollars in thousands)
2001..................................................          $   151
2002..................................................              162
2003..................................................              175
2004..................................................              188
2005..................................................              203
Thereafter............................................           15,889
                                                                -------
                                                                $16,768
                                                                =======



NOTE 10:  TRUST PREFERRED SECURITIES

     On July 21, 2000, BVBC Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $11,500,000 of 10.375% trust preferred securities. The Trust also issued $355,672 of common securities to the Company and used the net proceeds of $10,578,000 from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures of the Company due September 30, 2030. The junior subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the Company's future consolidated financial statements. The Trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The trust preferred securities meet the criteria to be considered regulatory capital.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 11:  REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To Be Well
                                                                                           Capitalized
                                                                                           Under Prompt
                                                                   For Capital              Corrective
                                             Actual              Adequacy Purposes       Action Provisions
                                       --------------------     ------------------       -----------------
                                        Amount       Ratio       Amount      Ratio        Amount     Ratio
                                       -------       ------     -------      -----       -------    ------
                                                              (dollars in thousands)
     AS OF DECEMBER 31, 2000:

     Total Capital
     (to Risk Weighted Assets)
              Consolidated             $37,488       11.95%     $25,107      8.00%        N/A
                                       =======       ======     =======      =====
              Bank Only                $33,453       10.84%     $24,693      8.00%       $30,866    10.00%
                                       =======       ======     =======      =====       =======    ======

     Tier 1 Capital
     (to Risk Weighted Assets)
              Consolidated             $29,844        9.51%     $12,554      4.00%        N/A
                                       =======        =====     =======      =====
              Bank Only                $29,588        9.59%     $12,346      4.00%       $18,520     6.00%
                                       =======        =====     =======      =====       =======    ======

     Tier 1 Capital
     (to Average Assets)
              Consolidated             $29,844        7.47%     $15,980      4.00%        N/A
                                       =======        =====     =======      =====
              Bank Only                $29,588        7.50%     $15,777      4.00%       $19,721      5.00%
                                       =======        =====     =======      =====       =======     ======

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 11:  REGULATORY MATTERS (CONTINUED)

                                                                                            To Be Well
                                                                                           Capitalized
                                                                                           Under Prompt
                                                                   For Capital              Corrective
                                             Actual              Adequacy Purposes       Action Provisions
                                       --------------------     ------------------       -----------------
                                        Amount       Ratio       Amount      Ratio        Amount     Ratio
                                       -------       ------     -------      -----       -------    ------
                                                               (dollars in thousands)
     AS OF DECEMBER 31, 1999:

     Total Capital
     (to Risk Weighted Assets)
              Consolidated             $21,749        8.07%     $21,573      8.00%        N/A
                                       =======       ======     =======      =====
              Bank Only                $27,396       10.31%     $21,256      8.00%       $26,570    10.00%
                                       =======       ======     =======      =====       =======    ======

     Tier 1 Capital
     (to Risk Weighted Assets)
              Consolidated             $18,378        6.82%     $10,786      4.00%        N/A
                                       =======        =====     =======      =====
              Bank Only                $24,074        9.06%     $10,628      4.00%       $15,942     6.00%
                                       =======        =====     =======      =====       =======    ======

     Tier 1 Capital
     (to Average Assets)
              Consolidated             $18,378        5.80%     $12,678      4.00%        N/A
                                       =======        =====     =======      =====
              Bank Only                $24,074        7.69%     $12,525      4.00%       $15,656      5.00%
                                       =======        =====     =======      =====       =======    =======


     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2000, approximately $8,760,000 of retained earnings were available for dividend declaration without prior regulatory approval.


NOTE 12:  TRANSACTIONS WITH RELATED PARTIES

     At December 31, 2000 and 1999, the Company had loans outstanding to executive officers, directors and to companies in which the Bank's executive officers or directors were principal owners, in the amounts of $2,128,000 and $1,384,000, respectively. Related party transactions for 2000 and 1999 were as follows:

                                         2000            1999
                                       -------         -------
                                        (dollars in thousands)
     Balance, beginning of year        $ 1,384         $ 1,713
     New loans                           1,389             202
     Repayments                           (645)           (531)
                                       -------         -------
     Balance, end of year              $ 2,128         $ 1,384
                                       =======         =======

     In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than the normal risk of collectibility or present other unfavorable features.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 13:  PROFIT SHARING PLAN

     The Company's profit sharing plan covers substantially all employees. Contributions to the plan are determined annually by the Board of Directors, and participant interests are vested over a period from two to six years of service. Employer contributions charged to expense for 2000, 1999 and 1998 were $271,000, $216,000 and $152,000, respectively.


NOTE 14:  STOCK OPTIONS

     The Company has a fixed option plan under which the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2000, the Company had 143,784 options available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years.

     A summary of the status of the plan at December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented below:

                                                    2000                          1999                         1998
                                         -----------------------        ----------------------     --------------------------
                                                        Weighted                      Weighted                       Weighted
                                                         Average                       Average                       Average
                                                        Exercise                      Exercise                       Exercise
                                         Shares           Price         Shares          Price       Shares             Price
                                         -------        --------        -------       --------     --------          --------

Outstanding, beginning of year           157,216         $ 11.21        101,340         $ 9.18      138,160           $  6.17
Granted                                   71,500           16.50         64,000          14.38       65,516             11.02
Exercised                                 (4,000)          12.81         (7,324)         10.75     (102,336)             6.30
Forfeited                                                                  (800)
                                         -------         -------        -------        -------     --------           -------

Outstanding, end of year                 224,716         $ 12.86        157,216         $11.21      101,340           $  9.18
                                         =======         =======        =======        =======     ========           =======

Options exercisable, end of year         150,216         $ 11.57         88,860         $ 9.91       68,984            $ 8.20
                                         =======         =======        =======        =======     ========           =======


     The weighted-average remaining contractual life at December 31, 2000 was
8.53 years. Exercise prices ranged from $3.75 to $16.50.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 14:  STOCK OPTIONS (CONTINUED)

     The fair value of options granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                     2000       1999       1998
                                                   -------    -------    -------
                                                       (dollars in thousands)
Dividend per Share                                  $--        $--        $--
Risk-Free Interest Rate                                6%         6%         6%
Expected Life of Options                           2 years    2 years    2 years
Weighted-average fair value of options granted
     during the year                                $130       $101       $ 79
                                                    ====       ====       ====

     The expected life of options outstanding is based on the historical experience of the Company.

     The Company applies APB Opinion 25 and related Interpretations in accounting for the plan and no compensation cost has been recognized. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:





                                                            2000          1999           1998
                                                           ------        ------         ------
                                                                 (dollars in thousands)
  Net income                           As reported         $3,477        $3,083         $2,816
                                       Pro forma           $3,401        $3,023         $2,790

  Basic earnings per share             As reported         $ 1.62        $ 1.45         $ 1.36
                                       Pro forma           $ 1.59        $ 1.42         $ 1.35

  Diluted earnings per share           As reported         $ 1.59        $ 1.42         $ 1.35
                                       Pro forma           $ 1.55        $ 1.40         $ 1.34

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 15:  ADDITIONAL CASH FLOWS INFORMATION

                                                         2000             1999            1998
                                                       -------          -------          -------
                                                                 (dollars in thousands)
NONCASH INVESTING AND FINANCING ACTIVITIES

       Loans transferred to foreclosed assets
         held for sale                                 $ 1,172          $   595          $    82

ADDITIONAL CASH PAYMENT INFORMATION

       Interest paid                                    16,077           11,411            8,995
       Income taxes paid                                 1,900            1,655            1,551


NOTE 16:  OTHER INCOME/EXPENSE

     Other operating expenses consist of the following:

                                                         2000             1999            1998
                                                       -------          -------          -------
                                                                 (dollars in thousands)
       Advertising                                      $  514          $  475          $  269
       Data processing                                     397             352             266
       Professional fees                                   289             259             154
       Other expense                                     2,113           2,122           1,247
                                                        ------          ------          ------
         Total                                          $3,313          $3,208          $1,936
                                                        ======          ======          ======

     Other income consists of the following:

                                                         2000            1999            1998
                                                       -------          ------          ------
                                                                (dollars in thousands)
       Rental income                                   $   170          $  143          $  273
       Other income                                        114              46             289
                                                       -------          ------          ------
          Total                                        $   284          $  189          $  562
                                                       =======          ======          ======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

     For these short-term instruments, the carrying amount approximates fair value.

AVAILABLE-FOR-SALE SECURITIES

     Fair values for available-for-sale securities, which also are the amounts recognized in the consolidated balance sheets, equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

MORTGAGE LOANS HELD FOR SALE

     For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

LOANS

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

DEPOSITS

     The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE

     The fair value of advances from borrowers for taxes and insurance is the amount payable at the reporting date (i.e., their carrying amount).

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER LIABILITIES

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT, LETTERS OF CREDIT AND LINES OF CREDIT

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgements by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                        2000                        1999
                                                               ----------------------      ----------------------
                                                               Carrying       Fair         Carrying        Fair
                                                                Amount        Value         Amount        Value
                                                               --------     ---------      --------      --------
                                                                              (dollars in thousands)
Financial assets:
  Cash and cash equivalents                                    $ 35,920      $ 35,920      $ 23,460      $ 23,460
  Available-for-sale securities                                  76,503        76,503        48,646        48,646
  Held-to-maturity securities                                     2,000         2,014
  Mortgage loans held for sale                                    1,207         1,207           952           952
  Interest receivable                                             3,058         3,058         2,039         2,039
  Loans, net of allowance for loan losses                       283,229       283,476       246,593       246,090

Financial liabilities:
  Deposits                                                      338,221       334,186       268,145       262,913
  Advances from borrowers for taxes
      and insurance                                               1,350         1,350         2,559         2,559
  Securities sold under agreements to repurchase                 15,299        15,302        11,260        11,260
  Short-term debt                                                 5,000         5,036        17,450        17,450
  Long-term debt                                                 16,768        16,707        11,908        11,348
  Guaranteed preferred beneficial interest in
        Company's subordinated debt                              11,500        12,061
  Interest payable                                                1,163         1,163           870           870

Unrecognized financial instruments (net of amortization):
      Commitments to extend credit                                    0             0             0             0
      Letters of credit                                               0             0             0             0
      Lines of credit                                                 0             0             0             0
      Forward commitments                                             0             0             0             0


NOTE 18:  COMMITMENTS AND CREDIT RISKS

     The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County. The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 18:  COMMITMENTS AND CREDIT RISKS (CONTINUED)

     At December 31, 2000 and 1999, the Company had outstanding commitments to originate loans aggregating approximately $40,692,000 and $36,826,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6,836,000 and $2,116,000 at December 31, 2000 and 1999, respectively, with the remainder at floating market rates.

     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.

     Total mortgage loans in the process of origination amounted to $8,609,000 and $9,204,000 and mortgage loans held for sale amounted to $1,207,000 and $952,000 at December 31, 2000 and 1999, respectively. Related forward commitments to sell mortgage loans amounted to approximately $9,816,000 and $10,156,000 at December 31, 2000 and 1999, respectively. Mortgage loans in the process of origination represent commitments to originate loans at fixed rates.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Company had total outstanding letters of credit amounting to $3,439,000 and $4,267,000 at December 31, 2000 and 1999, respectively.

     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.

     At December 31, 2000 and 1999, unused lines of credit borrowings aggregated approximately $80,051,000 and $75,112,000, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 18:  COMMITMENTS AND CREDIT RISKS (CONTINUED)

     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2000 and 1999, federal funds sold totaling $22,200,000 and $8,000,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $13,800,000 and $5,000,000 (Federal Home Loan Bank) at December 31, 2000 and 1999, respectively.


NOTE 19:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1:
Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

                                                          2000                                        1999
                                        -----------------------------------------   -----------------------------------------
                                         FOURTH     THIRD     SECOND      FIRST      FOURTH     THIRD      SECOND      FIRST
                                        QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
  Net interest income after provision
    for loan losses                     $  3,260   $  2,997   $  3,070   $  3,144   $  2,906   $  2,666   $  2,619   $  2,069
  Noninterest income                         785        817        779        675        900        735        674        715
  Noninterest expense                      2,711      2,589      2,395      2,598      2,624      2,106      2,142      1,808
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes                 1,334      1,225      1,454      1,221      1,182      1,295      1,151        976

Income taxes                                 450        411        508        388        393        433        374        321
                                        --------   --------   --------   --------   --------   --------   --------   --------
      Net income                        $    884   $    814   $    946   $    833   $    789   $    862   $    777   $    655
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net Income per Share Data
      Basic                             $   0.41   $   0.38   $   0.44   $   0.39   $   0.37   $   0.40   $   0.36   $   0.31
                                        ========   ========   ========   ========   ========   ========   ========   ========
      Diluted                           $   0.40   $   0.37   $   0.43   $   0.38   $   0.36   $   0.40   $   0.36   $   0.30
                                        ========   ========   ========   ========   ========   ========   ========   ========
Balance Sheet
      Total assets                      $414,667   $397,644   $353,880   $333,662   $332,613   $291,931   $281,074   $261,351
      Total loans, net                   283,229    278,994    263,491    250,330    246,593    219,174    203,962    183,486
      Shareholders' equity                23,815     21,975     20,620     19,627     18,869     18,423     17,500     17,476

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.


NOTE 20:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 21:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for Blue Valley's fiscal year ending December 31, 2001. Because Blue Valley generally does not hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.


NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                      2000          1999
                                                                                    --------      --------
                                                                                             (In thousands)
ASSETS
     Cash and cash equivalents                                                      $  1,291      $    136
     Investments in subsidiaries:
         Bank of Blue Valley                                                          31,344        24,565
         Blue Valley Building Corp.                                                    1,516         1,425
     Loans                                                                               300           300
     Other assets                                                                      1,545           334
                                                                                    --------      --------
              Total Assets                                                          $ 35,996      $ 26,760
                                                                                    ========      ========

LIABILITIES
     Long-term debt                                                                               $  7,450
     Guaranteed preferred beneficial interest in
            Company's subordinated debt                                             $ 11,500
     Other liabilities                                                                   681           441
                                                                                    --------      --------
              Total Liabilities                                                       12,181         7,891
                                                                                    --------      --------
STOCKHOLDERS' EQUITY
     Common stock                                                                      2,142         2,138
     Additional paid-in capital                                                        5,277         5,230
     Undivided profits                                                                15,935        12,458
     Unrealized appreciation (depreciation) on available-for-sale securities,
         net of income taxes of $307 and $(638) at 2000 and 1999, respectively           461          (957)
                                                                                    --------      --------
              Total Stockholders' Equity                                              23,815        18,869
                                                                                    --------      --------
              Total Liabilities and Stockholders' Equity                            $ 35,996      $ 26,760
                                                                                    ========      ========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000         1999          1998
                                                             -------       -------       -------
                                                                       (In thousands)
Income
     Dividends from subsidiaries                             $   600       $   695       $   100
     Other income                                                 46             5             7
                                                             -------       -------       -------
                                                                 646           700           107

Expenses                                                         918           379           350
                                                             -------       -------       -------
Income (loss) before income taxes and equity in
     undistributed net income of subsidiaries                   (272)          321          (243)
Credit for income taxes                                         (297)         (128)         (118)
                                                             -------       -------       -------

Income (loss) before equity in undistributed net income
     of subsidiaries                                              25           449          (125)
Equity in undistributed net income of subsidiaries             3,452         2,634         2,941
                                                             -------       -------       -------
Net income                                                   $ 3,477       $ 3,083       $ 2,816
                                                             =======       =======       =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000          1999           1998
                                                             --------       --------       --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $  3,477       $  3,083       $  2,816
     Items not requiring (providing) cash:
         Deferred income taxes                                   (297)          (128)          (198)
         Equity in undistributed income of subsidiaries        (3,452)        (2,634)        (2,941)
     Changes in:
         Other assets                                              (1)            (3)
         Other liabilities                                        240            146            257
                                                             --------       --------       --------
              Net cash provided by (used in)
                  operating activities                            (33)           464            (66)
                                                             --------       --------       --------
CASH FLOW FROM INVESTING ACTIVITIES
     Capital contributed to subsidiary                         (2,000)        (4,500)
     Net originations of loans                                                  (100)
                                                             --------       --------
              Net cash used in investing activities            (2,000)        (4,600)
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                              (7,450)          (625)          (463)
     Proceeds from long-term debt                                              4,500
     Net proceeds from guaranteed preferred beneficial
          interest in Company's subordinated debt              10,587
     Proceeds from sale of common stock                            51             79            644
                                                             --------       --------       --------
              Net cash provided by financing activities         3,188          3,954            181
                                                             --------       --------       --------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           1,155           (182)           115

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                            136            318            203
                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS,
     END OF YEAR                                             $  1,291       $    136       $    318
                                                             ========       ========       ========