Form 10-Q
period 2001-03-31
BLUE VALLEY BAN CORP
filed 2001-05-15
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on March 31, 2001 was 2,162,276 shares.

                              BLUE VALLEY BAN CORP

                                      INDEX



                                                                                                Page No.
PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Independent Accountants' Review Report                                                            3

Consolidated Balance Sheets  - March 31, 2001 (unaudited) and December 31, 2000                   4

Consolidated Statements of Income (unaudited) - three months ended March 31, 2001
and 2000                                                                                          6

Consolidated Statements of Changes in Stockholders' Equity (unaudited) - three months
ended March 31, 2001 and 2000                                                                     7

Consolidated Statements of Cash Flows (unaudited) - three months ended
March 31, 2001 and 2000                                                                           8

Notes to Consolidated Financial Statements (unaudited) - three months ended
March 31, 2001 and 2000                                                                           9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                                           11


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              17


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                               18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


        We have reviewed the consolidated balance sheet of BLUE VALLEY BAN CORP as of March 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ BAIRD, KURTZ & DOBSON

Kansas City, Missouri
April 26, 2001

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                     --------------------    ------------------
                                                         (UNAUDITED)

Cash and due from banks                                          $17,877               $13,720
Federal funds sold                                                39,600                22,200
                                                     --------------------    ------------------
   Cash and cash equivalents                                      57,477                35,920

Available-for-sale securities                                     64,329                76,503
Held-to-maturity securities                                        2,000                 2,000
Mortgage loans held for sale                                       7,850                 1,207

Loans                                                            298,854               287,669
   Less allowance for loan losses                                (4,548)               (4,440)
                                                     --------------------    ------------------
   Net loans                                                     294,306               283,229
Premises and equipment                                             6,790                 6,591
Foreclosed assets held for sale, net                                 115                   334
Interest receivable                                                2,779                 3,058
Deferred income taxes                                                822                   939
Prepaid expenses and other assets                                  1,504                 2,041
Federal Home Loan Bank stock and other securities                  1,550                 1,550
Excess of cost over fair value of net assets
acquired, at amortized cost                                        1,257                 1,295
                                                     --------------------    ------------------

   Total Assets                                                 $440,779              $414,667
                                                     ====================    ==================






          See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                     --------------------    ------------------
                                                         (UNAUDITED)

LIABILITIES

Demand deposits                                                  $42,709               $44,354
Savings, NOW and money market deposits                           166,835               154,464
Time deposits                                                    154,700               139,403
                                                     --------------------    ------------------
   Total Deposits                                                364,244               338,221


Securities sold under agreements to repurchase                    14,946                15,299
Short-term debt                                                    5,000                 5,000
Long-term debt                                                    16,732                16,768
Guaranteed preferred beneficial interest in
   Company's subordinated debt                                    11,500                11,500
Advances from borrowers for taxes and insurance                      315                 1,350
Accrued interest and other liabilities                             3,168                 2,714
                                                     --------------------    ------------------

   Total Liabilities                                             415,905               390,852
                                                     --------------------    ------------------


STOCKHOLDERS' EQUITY
Capital stock
   Common stock, par value $1 per share;
       Authorized 15,000,000 shares; issued and
        outstanding 2001 - 2,162,276 shares;
        2000 - 2,141,720                                           2,162                 2,142
Additional paid-in capital                                         5,490                 5,277
Retained earnings                                                 16,447                15,935
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale
     securities, net of income taxes of $516 in
     2001 and $307 in 2000                                           775                   461

                                                     --------------------    ------------------
   Total Stockholders' Equity                                     24,874                23,815
                                                     --------------------    ------------------

   Total Liabilities and Stockholders' Equity                   $440,779              $414,667
                                                     ====================    ==================




          See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                          THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------------
                                                            2001                  2000
                                                     -------------------    -----------------
                                                        (UNAUDITED)           (UNAUDITED)
INTEREST INCOME
Interest and fees on loans                                       $6,904               $6,273
Federal funds sold                                                  341                   38
Available-for-sale securities                                     1,200                  753
Held-to-maturity securities                                          40                    -
                                                     -------------------    -----------------
   Total Interest Income                                          8,485                7,064
                                                     -------------------    -----------------

INTEREST EXPENSE
Interest-bearing demand deposits                                    245                  185
Savings and money market deposit accounts                         1,507                1,242
Other time deposits                                               2,419                1,524
Securities sold under repurchase
   agreements                                                       112                   91
Long-term debt and advances                                         613                  413
                                                     -------------------    -----------------
   Total Interest Expense                                         4,896                3,455
                                                     -------------------    -----------------

NET INTEREST INCOME                                               3,589                3,609

PROVISION FOR LOAN LOSSES                                           540                  465
                                                     -------------------    -----------------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                              3,049                3,144

NONINTEREST INCOME
Service fees                                                        623                  600
Other income                                                        275                   75
                                                     -------------------    -----------------
   Total Noninterest Income                                         898                  675
                                                     -------------------    -----------------

NONINTEREST EXPENSE
Salaries and employee benefits                                    1,913                1,409
Net occupancy expense                                               306                  257
Other operating expense                                             961                  932
                                                     -------------------    -----------------
   Total Noninterest Expense                                      3,180                2,598
                                                     -------------------    -----------------

INCOME BEFORE INCOME TAXES                                          767                1,221

PROVISION FOR INCOME TAXES                                          255                  388
                                                     -------------------    -----------------

NET INCOME                                                         $512                 $833
                                                     ===================    =================
BASIC EARNINGS PER SHARE                                          $0.24                $0.39
                                                     ===================    =================
DILUTED EARNINGS PER SHARE                                        $0.23                $0.38
                                                     ===================    =================






          See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                           Accumulated
                                                                                             Other
                                                                                          Comprehensive
                                                                                             Income
                                                                                         ---------------
                                                                                            Unrealized
                                                                                           Appreciation
                                                       Additional                       (Depreciation) on
                              Comprehensive  Common     Paid-In          Retained       Available-for-Sale
                                 Income       Stock     Capital          Earnings         Securities, Net           Total
                                 ------       -----     -------          --------         ---------------           -----
BALANCE, DECEMBER 31, 1999                    $2,138     $5,230          $12,457              $(957)               $18,868
Issuance of 4,000 shares of
   common stock                                    4         47                                                         51
Net income                         $833                                      833                                       833
Change in unrealized
   depreciation on
   available-for-sale
   securities, net of
   income taxes of $(83)           (125)                                                        (125)                 (125)
                               ----------     ------     ------         --------           -------------          --------
BALANCE, MARCH 31, 2000            $708       $2,142     $5,277          $13,290             $(1,082)              $19,627
                               ----------     ------     ------         --------           -------------          --------

Net income                       $2,645                                    2,645                                     2,645
Change in unrealized
   appreciation on
   available-for-sale
   securities, net of
   income taxes of $1,029         1,543                                                        1,543                 1,543
                               ----------     ------     ------         --------           -------------          --------
BALANCE, DECEMBER 31, 2000       $4,896       $2,142     $5,277          $15,935                $461               $23,815
                               ----------     ------     ------         --------           -------------          --------

Issuance of 20,556 shares of
   common stock                                   20        213                                                        233
Net income                         $512                                      512                                       512
Change in unrealized
   appreciation on
   available-for-sale
   securities, net of
   income taxes of $209             314                                                          314                   314
                               ----------     ------     ------         --------           -------------          --------
BALANCE, MARCH 31, 2001            $826       $2,162     $5,490          $16,447                $775               $24,874
                               ==========     ======     ======         ========           =============          ========


                                                                March 31,     December 31,     March 31,
                                                                 2001            2000            2000
                                                                ---------     ------------     ---------
RECLASSIFICATION DISCLOSURE:

Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $296, $1,029,
 and $(83) for the periods ended March 31, 2001,
 December 31, 2000, and March 31, 2000, respectively               $444            $1,543        $(125)
Less: reclassification adjustments for appreciation
 included in net income, net of income taxes of $(87) for
 the period ended March 31, 2001                                   (130)                -            -
                                                                   ----            ------        -----
Change in unrealized appreciation (depreciation) on
 available-for-sale securities, net of income taxes
 of $209, $1,029, and $(83) for the periods ended
 March 31, 2001, December 31, 2000, and
 March 31, 2000, respectively                                      $314            $1,543        $(125)
                                                                   ====            ======        =====

          See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                        MARCH 31, 2001        MARCH 31, 2000
                                                       -----------------     -----------------
                                                         (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                         $512                  $833
Items not requiring (providing) cash:
   Depreciation and amortization                                    166                   146
   Amortization of premiums and discounts on
     securities                                                      13                    21
   Provision for loan losses                                        540                   465
   Deferred income taxes                                            (92)                    -
   Gain on sales of available-for-sale securities                  (217)                    -
   Loss on sale of foreclosed assets                                 94                     -
Changes in:
   Accrued interest receivable                                      279                 (136)
   Mortgage loans held for sale                                  (6,643)               (1,576)
   Prepaid expenses and other assets                                536                  (69)
   Accrued interest payable and other liabilities                   454                   562
                                                       -----------------     -----------------
       Net cash provided by (used in) operating
          activities                                             (4,358)                  246
                                                       -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans                                       (11,875)               (4,476)
Proceeds from sales of loan participations                          107                   110
Purchase of premises and equipment                                 (326)                 (120)
Proceeds from the sale of foreclosed assets                         276                    39
Proceeds from sales of available-for-sale securities              5,192                     -
Proceeds from maturities of available-for-sale
   securities                                                    13,000                   205
Purchases of available-for-sale securities                       (5,291)               (3,541)
                                                       -----------------     -----------------
       Net cash provided by (used in) investing
          activities                                              1,083                (7,783)
                                                       -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money
   market, NOW and savings accounts                              10,726                 9,378
Net increase in certificates of deposit                          15,297                 1,338
Repayments of long-term debt                                        (36)                  (34)
Net payments on short-term debt                                       -               (10,187)
Proceeds from sale of common stock                                  233                    51
Net increase (decrease) in other borrowings                        (353)                   614
Net decrease in advances from borrowers for taxes and
   insurance                                                     (1,035)               (1,380)
                                                       -----------------     -----------------
       Net cash provided by (used in) financing
          activities                                             24,832                  (220)
                                                       -----------------     -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 21,557               (7,757)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   35,920                23,460
                                                       -----------------     -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $57,477               $15,703
                                                       =================     =================


          See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2001, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2001 and 2000, and are of a normal recurring nature.

        Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission.

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

        The computation of per share earnings for the three-months ended March 31, 2001 and 2000 is as follows:



                                                       MARCH 31, 2001     MARCH 31, 2000
                                                       ----------------   ----------------
                                                          (UNAUDITED)       (UNAUDITED)
                                                         (DOLLARS IN THOUSANDS, EXCEPT
                                                           SHARE AND PER SHARE DATA)

Net income                                                       $ 512             $  833
                                                       ----------------   ----------------

Average common shares outstanding                            2,151,460          2,140,929
Average common share stock options outstanding                  43,363             34,372
                                                       ----------------   ----------------

Average diluted common shares                                2,194,823          2,175,301
                                                       ----------------   ----------------

Basic earnings per share                                       $  0.24            $  0.39
                                                       ================   ================

Diluted earnings per share                                     $  0.23            $  0.38
                                                       ================   ================

NOTE 3:  LONG-TERM DEBT

         Long-term debt at March 31, 2001 and December 31, 2000, consisted of the following components:

                                                          MARCH 31, 2001    DECEMBER 31, 2000
                                                         -----------------  ------------------
                                                           (UNAUDITED)
                                                                    (IN THOUSANDS)

Note Payable - other (A)                                     $      1,732        $      1,768
Federal Home Loan Bank advances (B)                                15,000              15,000
                                                         -----------------  ------------------

Total long-term debt                                         $     16,732        $     16,768
                                                         =================  ==================

(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.
(B) Due in 2008 and 2010; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.63% to 5.68%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2001, approximately $26,888,000 was available.


Aggregate annual maturities of long-term debt at March 31, 2001 are as follows:

                                                                             (IN THOUSANDS)

                                                                            ------------------
April 1 to December 31, 2001                                                     $        115
2002                                                                                      162
2003                                                                                      175
2004                                                                                      188
2005                                                                                      203
Thereafter                                                                             15,889
                                                                            ------------------
                                                                                 $     16,732
                                                                            ==================



NOTE 4: TRUST PREFERRED SECURITIES

        On July 21, 2000, BVBC Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $11,500,000 of 10.375% trust preferred securities. The Trust also issued $355,672 of common securities to the Company and used the total proceeds of $11,855,672 from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures of the Company due September 30, 2030. The Company paid all underwriting discounts and other operating expenses related to the offering and received net proceeds of $10,578,000. The junior subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The trust preferred securities meet the criteria to be considered regulatory capital.

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

GENERAL

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000. Net income for the quarter ended March 31, 2001, was $512,000, as compared to net income of $833,000 for the quarter ended March 31, 2000, representing a decrease of $321,000, or 38.54%. Diluted earnings per share decreased 39.47% to $0.23 during the first quarter of 2001 from $0.38 in the same period of 2000. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2001 were 0.49% and 8.57%, compared to 1.03% and 17.54%, respectively, for the same period in 2000, decreases of approximately 50%. The changes in the annualized returns was due to the decrease of our net income from the prior year first quarter to the current year and a significant increase in interest-earning assets for the same period. The decrease in our net income was primarily a result of an increase in our salaries and employee benefits expense due to recent personnel expansion to facilitate our growth.

        Net interest income of $3.6 million remained virtually unchanged during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. A $1.4 million increase in interest income due primarily to a $93.8 million increase in average interest-earning assets was offset by a $1.4 million increase in interest expense due to an $85.7 million increase in average interest-bearing liabilities and an increase of 43 basis points paid on average interest-bearing liabilities.

        Interest income for the current year first quarter was $8.5 million, an increase of $1.4 million, or 20.12%, from $7.1 million in the prior year first quarter. This increase was primarily as a result of $93.8 million, or 30.77%, growth in interest-earning assets, which was partially offset by a decrease in yield on interest-earning assets of 70 basis points, to 8.69% in the first quarter of 2001, as compared to 9.39% in the prior year first quarter. The 70 basis point decrease in yield has resulted in part from decreases in market interest rates during the current period. One of the major contributors to the 9.39% yield earned during the first quarter of 2000 was interest income of $555,000 earned on a purchased lease portfolio on average outstanding leases of $5.4 million, for a yield of 40.98%. Interest income of $97,000 was earned on the purchased lease portfolio average outstanding balance of $2.2 million, for a yield of 17.93%, during the first quarter of 2001. Excluding the interest income generated from the purchased lease portfolio during the first quarter of 2001 and 2000, the yield on average interest-earning assets decreased to 8.64% in 2001 from 8.82% in 2000, a decrease of 18 basis points compared to 70 basis points discussed above.

        Interest expense for the current year first quarter was $4.9 million, an increase of $1.4 million, or 41.71%, from $3.5 million in the prior year first quarter. The increase is attributable to a $75.2 million, or 32.48%, increase in our average interest-bearing deposits as well as a $10.5 million, or 27.69%, increase in other interest-bearing liabilities, including FHLB borrowings and our junior subordinated debentures. Rates paid on average interest-bearing liabilities increased to 5.59% in the current year period from 5.16% in the prior year period, an increase of 43 basis points. The majority of this increase was attributable to a 77 basis point increase in the average rate paid on time deposits during the first quarter of 2001 as compared to the first quarter of 2000.

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

                       AVERAGE BALANCES, YIELDS AND RATES




                                                    THREE MONTHS ENDED MARCH 31,
                                     ------------------------------------------------------------
                                                  2001                         2000
                                     ------------------------------------------------------------
                                                          AVERAGE                      AVERAGE
                                       AVERAGE            YIELD/     AVERAGE            YIELD/
                                       BALANCE   INTEREST RATE       BALANCE   INTEREST  RATE
                                       --------  ------- -------     --------  ------- -------

ASSETS

Federal funds sold................... $ 25,152  $   341    5.50  %  $  2,798  $    38    5.46  %
Investment securities - taxable......   62,509    1,058    6.86       34,757      579    6.70
Investment securities - non-taxable
   (1)...............................   15,613      243    6.31       14,539      233    6.45
Mortgage loans held for sale.........    3,215       59    7.44          935       20    8.60
Loans, net of unearned discount and
   fees..............................  292,277    6,845    9.50      251,913    6,253    9.98
                                       --------  -------             --------  -------
    Total earning assets.............  398,766    8,546    8.69      304,942    7,123    9.39
                                       --------  -------             --------  -------
Cash and due from banks -
   non-interest bearing...............  13,718                        12,143
Allowance for possible loan losses...  (4,463)                       (3,637)
Premises and equipment, net..........    6,671                         5,560
Other assets.........................    8,707                         7,548
                                       --------                      --------
    Total assets..................... $423,399                      $326,556
                                       ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts.. $ 29,373  $   245    3.38%    $ 22,883  $   185    3.25  %
   Savings and money market deposits.  127,774    1,507    4.78      102,703    1,242    4.86
   Time deposits.....................  149,592    2,419    6.56      105,946    1,524    5.79
                                       --------  -------            --------  -------
    Total interest-bearing deposits..  306,739    4,171    5.51      231,532    2,951    5.13
                                       --------  -------            --------  -------
Short-term borrowings................   19,996      218    4.42       25,892      339    5.27
Long-term debt ......................   16,744      209    5.06       11,886      165    5.58
Guaranteed preferred beneficial
  interest in Company's
    subordinated debt................   11,500      298   10.51            -        -       -
                                       --------  -------            --------  -------
    Total interest-bearing
       liabilities...................  354,979    4,896    5.59      269,310    3,455    5.16
                                       --------  -------            --------  -------
Non-interest bearing deposits........   41,354                        35,719
        Other liabilities ...........    2,832                         2,430
Stockholders' equity.................   24,234                        19,097
                                       --------                     --------
     Total liabilities and
        stockholders' equity......... $423,399                      $326,556
                                       ========                     ========
Net interest income/spread ..........           $ 3,650    3.10%              $ 3,668    4.23  %
                                                 ======= ======               =======  =======
Net interest margin..................                      3.71%                         4.84  %
                                                         ======                        =======

---------------

(1) Presented on a fully tax-equivalent basis assuming a tax rat= e of 34%.

                                                                =

         Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

         - changes in volume, reflecting changes in volume multiplied by the prior period rate; and

         - changes in rate, reflecting changes in rate multiplied by the prior period volume.

        For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES




                                                          THREE MONTHS ENDED MARCH 31,
                                                              2001 COMPARED TO 2000
                                                        ----------------------------------
                                                          CHANGE     CHANGE
                                                          DUE TO     DUE TO       TOTAL
                                                          RATE       VOLUME      CHANGE
                                                        ----------- ----------  ----------
                                                              (DOLLARS IN THOUSANDS)

  Federal funds sold....................................  $      -   $    303    $    303
  Investment securities - taxable.......................         7        472         479
  Investment securities - non-taxable (1)...............       (6)         16          10
  Mortgage loans held for sale..........................       (2)         41          39
  Loans, net of unearned discount ......................     (321)        912         591
                                                          --------   --------    --------
             Total interest income......................     (322)      1,744       1,422
                                                          --------   --------    --------
  Interest-bearing demand accounts......................         5         55          60
  Savings and money market deposits.....................      (30)        295         265
  Time deposits.........................................       208        687         895
  Short-term borrowings.................................      (51)       (70)       (121)
  Long-term debt........................................      (15)         58          43
  Guaranteed preferred beneficial interest in Company's
    subordinated debt...................................         -        298         298
                                                          --------   --------    --------
             Total interest expense.....................       117      1,323       1,440
                                                          --------   --------    --------
  Net interest income...................................  $  (439)   $    421    $   (18)
                                                          ========   ========    ========

  ---------------

    (1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the first quarter of 2001 was $540,000, compared to $465,000 for the same period of 2000, resulting in a $75,000, or 16.13%, increase. The increase in the provision resulted from growth in the loan portfolio to $298.9 million at March 31, 2001, an increase of $44.5 million, or 17.51%, from $254.3 million at March 31, 2000. We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

         Non-interest income increased to $898,000, or 33.04%, during the three-month period ended March 31, 2001, from $675,000 during the three-month period ended March 31, 2000. This increase is primarily attributable to a $217,000 realized gain on sales of investment securities. Due to the current declining interest rate environment, many of our investment securities have shown significant appreciation during the first quarter of 2001. The total net book value of the four investment securities sold was $5.0 million, representing approximately 7.6% of the total investment portfolio at March 31, 2001. Origination fees also increased by $65,000 due to an increase in residential mortgage loans originated and sold in the secondary market, as a result of the recent declines in market interest rates. This increase in origination fees for the three-month period ended March 31, 2001; however, was offset by a decrease in other service charge income of $71,000. Other service charge income includes investment brokerage services which decreased by $45,000, or 54.60%, over the prior year quarter due to recent market downturns and commercial mortgage services which decreased by $43,000, or 100.00%, over the prior year quarter due to a significant increase in competition as a result of recent declines in market interest rates. Currently, there are several loans under proposal as we continue to pursue these transactions. Total fee income received from the sale of five commercial real estate mortgage loans during fiscal year 2000 was $115,000, of which $43,000, or 37.39% was earned during the first quarter of 2000.

NON-INTEREST EXPENSE

         Non-interest expense increased to $3.2 million, or 22.40%, during the three-month period ended March 31, 2001, from $2.6 million in the prior year period. This increase is primarily attributable to an increase in salaries and employee benefits expense. Our salaries and employee benefits expense increased to $1.9 million during the first quarter of 2001 from $1.4 million during the prior year first quarter, an increase of 35.77%, as we hired additional staff to expand our Internet Mortgage Division and to open a new branch location. We had 158 full-time employees at March 31, 2001 as compared to 122 at March 31, 2000. Twenty-six of the new full-time employees were a result of the recent expansion of our Internet Mortgage Division. We expect our Internet mortgage loan originations to increase over the next year at a more rapid rate than our overall mortgage loan originations.

FINANCIAL CONDITION

         Total assets for the Company at March 31, 2001, were $440.8 million, an increase of $26.1 million, or 6.30%, compared to $414.7 million at December 31, 2000. Deposits and stockholders' equity at March 31, 2001, were $364.2 million and $24.9 million, respectively, compared with $338.2 million and $23.8 million, respectively, at December 31, 2000, increases of $26.0 million, or 7.69%, and $1.1 million, or 4.45%, respectively.

         Loans at March 31, 2001 totaled $298.9 million, an increase of $11.2 million, or 3.89%, compared to December 31, 2000. The loan to deposit ratio at March 31, 2001 was 83.07% compared to 85.05% at December 31, 2000. The deposit growth of 7.69% and recent calls of investment securities have provided the funding necessary to facilitate our loan growth.

         Mortgage loans held for sale at March 31, 2001 totaled $7.8 million, an increase of $6.6 million, or 550.37%, compared to December 31, 2000. This increase is a result of the recent expansion of our Internet Mortgage Division.

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS


                                                                    AS OF AND FOR THE
                                                        ------------------------------------------
                                                         THREE MONTHS  THREE MONTHS
                                                            ENDED          ENDED      YEAR ENDED
                                                          MARCH 31,       MARCH 31,  DECEMBER 31,
                                                            2001            2000         2000
                                                            ----            ----         ----
                                                                 (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
    Past due 90 days or more                                  $ 205          $ 150         $ 206
    Nonaccrual                                                  486              -           499

INSTALLMENT LOANS:
    Past due 90 days or more                                     23              -             -
    Nonaccrual                                                   16             19            37

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                      -              -             -
    Nonaccrual                                                    -              -             -

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                                     22            979            24
    Nonaccrual                                                  960            533         1,326

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                      -             56             -
    Nonaccrual                                                  574            156           382

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
  ESTATE OWNED AND OTHER REPOSSESSED ASSETS):
    Past due 90 days or more                                      -              -             -
    Nonaccrual                                                    -              -             -
                                                        ------------    -----------   -----------
      Total non-performing loans                              2,286          1,893         2,474
                                                        ------------    -----------   -----------
FORECLOSED ASSETS HELD FOR SALE                                 115            311           334
                                                        ------------    -----------   -----------
      Total non-performing assets                            $2,401         $2,204        $2,808
                                                        ============    ===========   ===========

Total nonperforming loans to total loans                      0.76%          0.74%         0.86%
Total nonperforming loans to total assets                     0.52%          0.57%         0.60%
Allowance for loan losses to nonperforming loans            198.95%        211.04%       179.47%
Nonperforming assets to loans and foreclosed assets
     held for sale                                            0.80%          0.87%         0.97%


         As of March 31, 2001, non-performing loans equaled 0.76% of total loans. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of March 31, 2001, our ratio of allowance for loan losses to non-performing loans was 198.95%.

         The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION



                                                               AS OF AND FOR THE
                                                 ---------------------------------------------
                                                 THREE MONTHS   THREE MONTHS
                                                    ENDED          ENDED         YEAR ENDED
                                                  MARCH 31,      MARCH 31,      DECEMBER 31,
                                                     2001           2000            2000
                                                 -------------  -------------   --------------
                                                            (DOLLARS IN THOUSANDS)

Balance at beginning of period                       $  4,440       $  3,817         $  3,817
Loans charged-off:
   Commercial real estate                                   -              -                -
   Residential real estate                                  -              -                -
   Commercial                                             362             81              343
   Personal                                                 9             72              153
   Home Equity                                              -              -                -
   Construction                                             -              -                -
   Leases                                                 111            156            1,034
                                                 -------------  -------------   --------------
    Total loans charged-off                               482            309            1,530
Recoveries:
   Commercial real estate                                   -              -                -
   Residential real estate                                  -              -                -
   Commercial                                               2              5              104
   Personal                                                16              7               46
   Home Equity                                              -              -                -
   Construction                                             -              -                -
   Leases                                                  32             10               53
                                                 -------------  -------------   --------------
    Total recoveries                                       50             22              203
                                                 -------------  -------------   --------------
Net loans charged-off                                     432            287            1,327
Provision for loan losses                                 540            465            1,950
                                                 -------------  -------------   --------------
Balance at end of period                             $  4,548       $  3,995         $  4,440
                                                 =============  =============   ==============

Loans outstanding:
   Average                                            292,277        251,913          268,227
   End of period                                      298,854        254,325          287,669
Ratio of allowance for loan losses to
  loans outstanding:
   Average                                              1.56%          1.59%            1.66%
   End of period                                        1.52%          1.57%            1.54%
Ratio of net charge-offs to:
   Average loans                                        0.60%          0.46%            0.49%
   End of period loans                                  0.59%          0.45%            0.46%


         The allowance for loan losses as a percent of total loans has remained fairly constant at 1.52% as of March 31, 2001, compared to 1.54% at December 31, 2000. As of March 31, 2001, net charge-offs equaled 0.60% of average total loans on an annualized basis. This ratio is slightly above historical averages due in part to the charge-off of two non-accruing commercial credits during the first quarter of 2001.

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans, a portfolio of SBA loans, or available-for-sale securities. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less that $100,000, were 68.87% of our total assets at March 31, 2001, and 69.36% of total assets at December 31, 2000. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at March 31, 2001, the Bank was within the established guidelines.

         At March 31, 2001, our total stockholders' equity was $24.9 million and our equity to asset ratio was 5.64%. At March 31, 2001, our Tier 1 capital ratio was 9.34% compared to 9.51% at December 31, 2000, while our total risk-based capital ratio was 11.64% compared to 11.95% at December 31, 2000. Both exceed the capital minimums established in the risk-based capital requirements.

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

         We use an asset/liability modeling service to analyze the Bank of Blue Valley's current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Bank's asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.

         The asset/liability modeling service is also used to analyze the net economic value of equity at risk under instantaneous shifts in interest rates. The "net economic value of equity at risk" is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions. By effectively looking at the present value of all future cash flows on or off the balance sheet, the net economic value of equity modeling takes a longer-term view of interest rate risk.

         We strive to maintain a position such that changes in interest rates will not affect net interest income or the economic value of equity by more than 10%, per 100 basis points. The following table sets forth the estimated percentage change in our net interest income over the next twelve month period and our net economic value of equity at risk at March 31, 2001 based on the indicated instantaneous and permanent changes in interest rates.



                                                   NET INTEREST    NET ECONOMIC
                                                      INCOME         VALUE OF
                   CHANGES IN INTEREST RATES     (NEXT 12 MONTHS) EQUITY AT RISK
                   -------------------------     ---------------  --------------
                   300 basis point rise               14.49%        (5.91%)
                   200 basis point rise               10.11%        (3.00%)
                   100 basis point rise                5.21%        (0.62%)
                   Base Rate Scenario                   -              -
                   100 basis point decline            (6.85%)       (0.39%)
                   200 basis point decline           (10.00%)       (2.30%)
                   300 basis point decline           (14.85%)       (3.97%)


         The above table indicates that, at March 31, 2001, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. The table also indicates that, at March 31, 2001, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would decrease. Net economic value of equity at risk is based on the current market values of assets, liabilities, and current off-balance sheet positions, and was significantly in excess of our book value at March 31, 2001. Under any of the above interest rate scenarios the net economic value of equity would still be in excess of book value at March 31, 2001.

         During the three-month period ended March 31, 2001, our prime lending rate declined by 150 basis points, which is reflected in the above table. As discussed above, this decrease in the prime lending rate could result in a decrease in our net interest margin as our interest-rate sensitive assets exceed our interest-rate sensitive liabilities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A) EXHIBITS
    11.  Computation of Earnings Per Share.  Please see p. 9.
    15.  Letter regarding Unaudited Interim Financial Information
(B) REPORTS ON FORM 8-K
    Blue Valley filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Blue Valley Ban Corp

        Date:  May 10, 2001                By:  /s/  Robert D. Regnier
                                                ----------------------
                                                Robert D. Regnier, President and
                                                Chief Executive Officer



        Date:  May 10, 2001                By:  /s/  Mark A. Fortino
                                                --------------------
                                                Mark A. Fortino, Treasurer