Form 10-Q
period 2001-06-30
BLUE VALLEY BAN CORP
filed 2001-08-14
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on June 30, 2001 was 2,171,676 shares.

                              BLUE VALLEY BAN CORP

                                      INDEX



                                                                                             Page No.

PART I.    FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS
------------------------------

Independent Accountants' Review Report                                                           3

Consolidated Balance Sheets  - June 30, 2001 (unaudited) and December 31, 2000                   4

Consolidated  Statements of Income  (unaudited) -  three-months  and  six-months ended
June 30, 2001 and 2000                                                                           6

Consolidated  Statements  of  Changes  in  Stockholders'  Equity  (unaudited) - six-months
ended June 30, 2001 and 2000                                                                     7

Consolidated Statements of Cash Flows (unaudited) - six-months ended
June 30, 2001 and 2000                                                                           8

Notes to Consolidated Financial Statements (unaudited) - six-months ended
June 30, 2001 and 2000                                                                           9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------------------
           OF OPERATIONS                                                                         11
           -------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            19
---------------------------------------------------------------------



PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                             20
----------------------------------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   20
-------------------------------------------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                      20
-------------------------------------------


PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

         We have reviewed the consolidated balance sheet of BLUE VALLEY BAN CORP as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ BKD, LLP

Kansas City, Missouri
July 26, 2001

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                      JUNE 30, 2001            DECEMBER 31, 2000
                                                                 ------------------------    -----------------------
                                                                       (UNAUDITED)

Cash and due from banks                                                         $ 16,239                   $ 13,720
Federal funds sold                                                                10,200                     22,200
                                                                 ------------------------    -----------------------
   Cash and cash equivalents                                                      26,439                     35,920

Available-for-sale securities                                                     68,809                     76,503
Held-to-maturity securities                                                        2,000                      2,000
Mortgage loans held for sale                                                      26,716                      1,207

Loans                                                                            314,857                    287,669
   Less allowance for loan losses                                                (4,951)                    (4,440)
                                                                 ------------------------    -----------------------
   Net loans                                                                     309,906                    283,229
Premises and equipment                                                             7,256                      6,591
Foreclosed assets held for sale, net                                                  67                        334
Interest receivable                                                                2,727                      3,058
Deferred income taxes                                                                785                        939
Prepaid expenses and other assets                                                  1,664                      2,041
Federal Home Loan Bank stock, Federal Reserve Bank stock and
   other securities                                                                3,477                      1,550
Excess of cost over fair value of net assets acquired, at amortized cost           1,219                      1,295
                                                                 ------------------------    -----------------------

   Total Assets                                                                 $451,065                   $414,667
                                                                 ========================    =======================















           See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      JUNE 30, 2001            DECEMBER 31, 2000
                                                                 ------------------------    -----------------------
                                                                       (UNAUDITED)

LIABILITIES

Demand deposits                                                                 $ 47,755                   $ 44,354
Savings, NOW and money market deposits                                           163,707                    154,464
Time deposits                                                                    161,537                    139,403
                                                                 ------------------------    -----------------------
   Total Deposits                                                                372,999                    338,221


Securities sold under agreements to repurchase                                    17,740                     15,299
Short-term debt                                                                        -                      5,000
Long-term debt                                                                    16,694                     16,768
Guaranteed preferred beneficial interest in Company's
   subordinated debt                                                              11,500                     11,500
Advances from borrowers for taxes and insurance                                    2,963                      1,350
Accrued interest and other liabilities                                             3,378                      2,714
                                                                 ------------------------    -----------------------

   Total Liabilities                                                             425,274                    390,852
                                                                 ------------------------    -----------------------


STOCKHOLDERS' EQUITY
Capital stock
   Common stock, par value $1 per share;
       Authorized 15,000,000 shares; issued and outstanding
          2001 - 2,171,676 shares; 2000 - 2,141,720                                2,172                      2,142
Additional paid-in capital                                                         5,580                      5,277
Retained earnings                                                                 17,210                     15,935
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities, net of
       income taxes of $553 in 2001 and $307 in 2000                                 829                        461

                                                                 ------------------------    -----------------------
   Total Stockholders' Equity                                                     25,791                     23,815
                                                                 ------------------------    -----------------------

   Total Liabilities and Stockholders' Equity                                   $451,065                   $414,667
                                                                 ========================    =======================






           See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30                           JUNE 30
                                                        2001            2000              2001            2000
                                                    -------------   -------------     -------------   -------------
                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)

INTEREST INCOME
Interest and fees on loans                                $7,099          $6,451           $14,003         $12,724
Federal funds sold                                           239              15               580              53
Available-for-sale securities                              1,058             814             2,258           1,567
Held-to-maturity securities                                   40               -                80               -
                                                    -------------   -------------     -------------   -------------
   Total Interest Income                                   8,436           7,280            16,921          14,344
                                                    -------------   -------------     -------------   -------------

INTEREST EXPENSE
Interest-bearing demand deposits                             226             207               471             392
Savings and money market deposit accounts                  1,334           1,382             2,841           2,624
Other time deposits                                        2,536           1,612             4,955           3,136
Securities sold under repurchase
   agreements                                                114              86               226             177
Long-term debt and advances                                  620             443             1,233             856
                                                    -------------   -------------     -------------   -------------
   Total Interest Expense                                  4,830           3,730             9,726           7,185
                                                    -------------   -------------     -------------   -------------

NET INTEREST INCOME                                        3,606           3,550             7,195           7,159

PROVISION FOR LOAN LOSSES                                    555             480             1,095             945
                                                    -------------   -------------     -------------   -------------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                       3,051           3,070             6,100           6,214

NONINTEREST INCOME
Service fees                                               1,531             694             2,154           1,294
Realized gain on sales of investment securities                -               -               217               -
Other income                                                  54              85               112             160
                                                    -------------   -------------     -------------   -------------
   Total Noninterest Income                                1,585             779             2,483           1,454
                                                    -------------   -------------     -------------   -------------

NONINTEREST EXPENSE
Salaries and employee benefits                             2,251           1,424             4,164           2,833
Net occupancy expense                                        344             276               650             533
Other operating expense                                      922             695             1,883           1,627
                                                    -------------   -------------     -------------   -------------
   Total Noninterest Expense                               3,517           2,395             6,697           4,993
                                                    -------------   -------------     -------------   -------------

INCOME BEFORE INCOME TAXES                                 1,119           1,454             1,886           2,675

PROVISION FOR INCOME TAXES                                   356             508               611             896
                                                    -------------   -------------     -------------   -------------

NET INCOME                                                 $ 763           $ 946            $1,275          $1,779
                                                    =============   =============     =============   =============
BASIC EARNINGS PER SHARE                                   $0.35           $0.44             $0.59           $0.83
                                                    =============   =============     =============   =============
DILUTED EARNINGS PER SHARE                                 $0.35           $0.43             $0.58           $0.82
                                                    =============   =============     =============   =============











           See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                         Accumulated
                                                                                                           Other
                                                                                                        Comprehensive
                                                                                                           Income
                                                                                                       ---------------
                                                                                                         Unrealized
                                                                                                        Appreciation
                                                                              Additional              (Depreciation) on
                                                 Comprehensive     Common      Paid-In     Retained   Available-for-Sale
                                                    Income         Stock       Capital     Earnings    Securities, Net      Total
                                                    ------         -----       -------     --------    ---------------      -----
BALANCE, DECEMBER 31, 1999                                          $2,138       $5,230     $12,458             $(957)      $18,869
Issuance of 4,000 shares of common
   stock                                                                 4           47                                          51
Net income                                              $1,779                                1,779                           1,779
Change in unrealized depreciation on
   available-for-sale securities, net of
   income taxes of $(52)                                  (79)                                                    (79)         (79)
                                               ---------------- -----------  -----------  ---------- ------------------  -----------
                                                        $1,700
                                               ----------------
BALANCE, JUNE 30, 2000                                              $2,142       $5,277     $14,237           $(1,036)      $20,620
                                                                -----------  -----------  ---------- ------------------  -----------

Net income                                              $1,698                                1,698                           1,698
Change in unrealized appreciation
on available-for-sale securities,
net of income taxes of $997                              1,497                                                   1,497        1,497
                                               ---------------- -----------  -----------  ---------- ------------------  -----------

                                                        $4,895
                                               ================
BALANCE, DECEMBER 31, 2000                                          $2,142       $5,277     $15,935               $461      $23,815
                                                                -----------  -----------  ---------- ------------------  -----------

Issuance of 29,956 shares of common
   stock                                                                30          303                                         333
Net income                                              $1,275                                1,275                           1,275
Change in unrealized appreciation on
   available-for-sale securities, net of
   income taxes of $246                                    368                                                     368          368
                                               ---------------- -----------  -----------  ---------- ------------------  -----------
                                                        $1,643
                                               ================
BALANCE, JUNE 30, 2001                                              $2,172       $5,580     $17,210               $829      $25,791
                                                                ===========  ===========  ========== ==================  ===========


                                                                                      June 30, 2001  December 31, 2000 June 30, 2000
                                                                                      -------------  ----------------- -------------


RECLASSIFICATION DISCLOSURE:
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $333, $997, and $(52) for the periods ended June 30, 2001,
   December 31, 2000, and June 30, 2000, respectively                                           $498             $1,497       $(79)

Less:  reclassification adjustments for appreciation
   included in net income, net of income taxes of $(87) for  the
   period ended June 30, 2001                                                                   (130)                 -           -
                                                                                            ----------  ----------------   ---------
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $246, $997, and $(52) for the periods ended June
   30, 2001, December 31, 2000, and June 30, 2000, respectively                                  $368            $1,497       $(79)
                                                                                            ==========  ================   =========











           See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                      JUNE 30, 2001             JUNE 30, 2000
                                                                   --------------------      ---------------------
                                                                       (UNAUDITED)               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $   1,275                   $  1,779
Items not requiring (providing) cash:
   Depreciation and amortization                                                   352                        302
   Amortization of premiums and discounts on securities                             16                         41
   Provision for loan losses                                                     1,095                        945
   Deferred income taxes                                                          (92)                          -
   Gain on sales of available-for-sale securities                                (217)                          -
   Loss on sale of foreclosed assets                                               122                          -
   Gain on sale of premises and equipment                                          (5)                          -
Changes in:
   Accrued interest receivable                                                     331                      (215)
   Mortgage loans held for sale                                               (25,509)                    (3,703)
   Prepaid expenses and other assets                                               375                      (123)
   Accrued interest payable and other liabilities                                  664                      (187)
                                                                   --------------------      ---------------------
       Net cash used in operating activities                                  (21,593)                    (1,161)
                                                                   --------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans                                                     (30,375)                   (18,785)
Proceeds from sales of loan participations                                       2,424                        734
Purchase of premises and equipment                                               (945)                      (460)
Proceeds from the sale of premises and equipment                                    11                          -
Proceeds from the sale of foreclosed assets                                        324                        308
Proceeds from sales of available-for-sale securities                             5,192                          -
Proceeds from maturities of available-for-sale securities                       18,600                      2,205
Purchases of available-for-sale securities                                    (17,210)                    (7,134)
                                                                   --------------------      ---------------------
       Net cash used in investing activities                                  (21,979)                   (23,132)
                                                                   --------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings
   accounts                                                                     12,644                     11,755
Net increase in certificates of deposit                                         22,134                      7,026
Repayments of long-term debt                                                      (74)                       (68)
Net payments on short-term debt                                                (5,000)                      (375)
Proceeds from sale of common stock                                                 333                         51
Net increase in other borrowings                                                 2,441                        877
Net increase in advances from borrowers for taxes and
   insurance                                                                     1,613                        488
                                                                   --------------------      ---------------------
       Net cash provided by financing activities                                34,091                     19,754
                                                                   --------------------      ---------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (9,481)                    (4,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  35,920                     23,460
                                                                   --------------------      ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  26,439                   $ 18,921
                                                                   ====================      =====================













           See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Review Report.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 1:    BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2001, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended June 30, 2001 and 2000, and are of a normal recurring nature.

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

         The report of BKD, LLP commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part I.


NOTE 2:    EARNINGS PER SHARE

         Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

         The computation of per share earnings for the six-months ended June 30, 2001 and 2000 is as follows:

                                                                     JUNE 30, 2001          JUNE 30, 2000
                                                                   -------------------    -------------------
                                                                       (UNAUDITED)           (UNAUDITED)
                                                                         (AMOUNTS IN THOUSANDS, EXCEPT
                                                                           SHARE AND PER SHARE DATA)


Net income                                                                 $    1,275             $    1,779
                                                                   -------------------    -------------------

Average common shares outstanding                                           2,157,802              2,141,324
Average common share stock options outstanding                                 45,519                 34,372
                                                                   -------------------    -------------------

Average diluted common shares                                               2,203,321              2,175,696
                                                                   -------------------    -------------------

Basic earnings per share                                                   $     0.59             $     0.83
                                                                   ===================    ===================

Diluted earnings per share                                                 $     0.58             $     0.82
                                                                   ===================    ===================


NOTE 3:    LONG-TERM DEBT

         Long-term debt at June 30, 2001 and December 31, 2000, consisted of the following components:


                                                                        JUNE 30, 2001         DECEMBER 31, 2000
                                                                     ---------------------   ---------------------
                                                                         (UNAUDITED)
                                                                                    (IN THOUSANDS)

Note Payable - other (A)                                                      $     1,694             $     1,768
Federal Home Loan Bank advances (B)
                                                                                   15,000                  15,000
                                                                     ---------------------   ---------------------

Total long-term debt                                                          $    16,694             $    16,768
                                                                     =====================   =====================



(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.
(B) Due in 2008 and 2010; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.63% to 5.68%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2001, approximately $53,212,000 was available.


Aggregate annual maturities of long-term debt at June 30, 2001 are as follows:

                                                                                                (IN THOUSANDS)
                                                                                             ---------------------
July 1 to December 31, 2001                                                                            $       77
2002
                                                                                                              162
2003
                                                                                                              175
2004
                                                                                                              188
2005
                                                                                                              203
Thereafter
                                                                                                           15,889
                                                                                             ---------------------
                                                                                                       $   16,694
                                                                                             =====================





NOTE 4:   TRUST PREFERRED SECURITIES

         On July 21, 2000, BVBC Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $11,500,000 of 10.375% trust preferred securities. The Trust is a 100% owned finance subsidiary of the Company. The Trust also issued $355,672 of common securities to the Company and used the total proceeds of $11,855,672 from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures of the Company due September 30, 2030. Payments to the Company on the common securities are subordinated to the trust preferred securities in the event of a default on the junior subordinated debentures. The Company paid all underwriting discounts and other operating expenses related to the offering and received net proceeds of $10,578,000. The junior subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The Company has fully and unconditionally guaranteed the Trust's obligations under the trust preferred securities on a subordinated basis to the extent that the funds are held by the Trust. The trust preferred securities meet the criteria to be considered regulatory capital.

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

GENERAL

RESULTS OF OPERATIONS

Three months ended June 30, 2001 and 2000. Net income for the quarter ended June 30, 2001, was $763,000, as compared to net income of $946,000 for the quarter ended June 30, 2000, representing a decrease of $183,000, or 19.34%. Diluted earnings per share decreased 18.60% to $0.35 during the second quarter of 2001 from $0.43 in the same period of 2000. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended June 30, 2001 were 0.69% and 12.23%, compared to 1.12% and 19.01%, respectively, for the same period in 2000, decreases of 38.39% and 35.67%, respectively. The changes in the annualized returns were due to the decrease of our net income from the prior year second quarter to the current year and a significant increase in interest-earning assets for the same period. The decrease in our net income was primarily a result of decreases in market interest rates during the second quarter ended June 30, 2001 and an increase in our salaries and employee benefits expense due to recent personnel expansion to facilitate our growth.

         Net interest income of $3.6 million remained virtually unchanged during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. A $1.1 million increase in interest income due primarily to a $100.6 million increase in average interest-earning assets was offset by a $1.1 million increase in interest expense due to an $89.8 million increase in average interest-bearing liabilities.

         Interest income for the three-month period ended June 30, 2001 was $8.4 million, an increase of $1.1 million, or 15.88%, from $7.3 million for the three-month period ended June 30, 2000. This increase was primarily as a result of $100.6 million, or 31.51%, growth in interest-earning assets, which was partially offset by a decrease in yield on interest-earning assets of 113 basis points, to 8.12% in the second quarter of 2001, as compared to 9.25% in the prior year second quarter. The 113 basis point decrease in yield has resulted in part from market interest rate decreases of 275 basis points during the twelve-month period ended June 30, 2001.

         Interest expense for the current year second quarter was $4.8 million, an increase of $1.1 million, or 29.49%, from $3.7 million in the prior year second quarter. The increase is attributable to a $80.3 million, or 33.30%, increase in our average interest-bearing deposits as well as a $9.5 million, or 23.89%, increase in other interest-bearing liabilities, mainly resulting from the issue of our junior subordinated debentures in July 2000. Rates paid on average interest-bearing liabilities declined to 5.22% in the current year period from 5.34% in the prior year period, a decrease of 12 basis points. This change in rates is also primarily attributable to the changes in market interest rates. The three-month period ended June 30, 2001 was in a declining market rate environment while the three-month period ended June 30, 2000 was in a rising market rate environment.

Six months ended June 30, 2001 and 2000. Net income for the six-month period ended June 30, 2001, was $1.3 million, a $500,000, or 28.33%, decrease as compared to $1.8 million for the six-month period ended June 30, 2000. Diluted earnings per share decreased 29.27% to $0.58 during the first half of 2001 from $0.82 in the same period of 2000. The Company's annualized return on average assets and average stockholders' equity for the six-month period ended June 30, 2001 were 0.59% and 10.43%, compared to 1.07% and 18.34%, respectively, for the same period in 2000, decreases of 44.86% and 43.13%, respectively. The changes in the annualized returns was due to the decrease of our net income from the prior year six-months ended to the current year and a significant increase in interest-earning assets for the same period. The decrease in our net income from the prior year period continues to be as a result of decreases in market interest rates and as a result of increases in our salaries and employee benefits expense due to personnel expansion to facilitate our growth. We continue to generate non-interest income through many services, including our recently expanded Internet Mortgage Division; however, the increase in non-interest income generated during the six-month period ended June 30, 2001 has not yet offset our costs of expansion.

         Net interest income again remains unchanged at $7.2 million for the six-month periods ended June 30, 2001 and 2000. Although steady declines in market interest rates during the first six-months of 2001 have continued to push the net interest margin down, 3.61% at June 30, 2001 as compared to 4.69% at June 30, 2000; loan volume generated and growth in the investment portfolio during the current period have offset this decline in net interest margin to date.

         Interest income for the six-month period ended June 30, 2001 was $16.9 million, an increase of $2.6 million, or 17.97%, from $14.3 million for the six-month period ended June 30, 2000. This increase was primarily as a result of $97.3 million, or 31.17%, growth in interest-earning assets, which was partially offset by a decrease in yield on interest-earning assets of 92 basis points, to 8.40% during the first half of 2001, as compared to 9.32% during the first half of 2000. The 92 basis point decrease in yield has resulted in part from decreases in market interest rates during the current period. One of the major contributors to the 9.32% yield earned during the six-month period ended June 30, 2000 was interest income of $757,000 earned on an average outstanding purchased lease portfolio balance of $5.0 million, for a yield of 30.56%. Interest income of $175,000 was earned on the purchased lease portfolio average outstanding balance of $2.0 million, for a yield of 17.49%, during the six-month period ended June 30, 2001. Excluding the interest income generated from the purchased lease portfolio during the first six-month periods of 2001 and 2000, the yield on average interest-earning assets decreased to 8.35% in 2001 from 8.98% in 2000, a decrease of 63 basis points.

         Interest expense for the current year six-month period ended June 30th was $9.7 million, an increase of $2.5 million, or 35.37%, from $7.2 million in the prior year same period. The increase is attributable to a $77.8 million, or 32.93%, increase in our average interest-bearing deposits as well as a $10.0 million, or 25.64%, increase in other interest-bearing liabilities, mainly resulting from the issue of our junior subordinated debentures in July 2000. Rates paid on average interest-bearing liabilities increased to 5.40% in the current year period from 5.25% in the prior year period, an increase of 15 basis points. Rates paid on interest-bearing demand accounts and savings and money management accounts continued to decrease during 2001 as market interest rates also declined. These interest rate decreases however, have been offset by certificates of deposit bearing higher interest rates offered through promotions during May, June, and July 2000. The recent declines in time deposit interest rates will not appear to lower the aggregate time deposit portfolio interest rate until the higher rate certificates of deposits discussed above have matured.

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


                       AVERAGE BALANCES, YIELDS AND RATES

                                                                           SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------------
                                                                    2001                               2000
                                                    -----------------------------------  -----------------------------------

                                                                            AVERAGE                              AVERAGE
                                                       AVERAGE               YIELD/        AVERAGE                YIELD/
                                                       BALANCE    INTEREST    RATE         BALANCE     INTEREST    RATE
                                                       ---------  --------- ---------      ----------  --------- ---------

ASSETS
Federal funds sold.................................   $  23,835  $     580      4.91  %   $    1,928  $      53      5.53  %
Investment securities - taxable....................      58,120      1,974      6.85          36,244      1,217      6.75
Investment securities - non-taxable (1)............      15,712        489      6.28          14,621        469      6.45
Mortgage loans held for sale.......................      12,939        422      6.58           1,706         71      8.37
Loans, net of unearned discount and fees...........     298,738     13,581      9.17         257,581     12,653      9.88
                                                       ---------  ---------                ----------  ---------
    Total earning assets...........................     409,344     17,046      8.40         312,080     14,463      9.32
                                                       ---------  ---------                ----------  ---------
Cash and due from banks - non-interest bearing.....      14,259                               12,133
Allowance for possible loan losses.................     (4,569)                              (3,902)
Premises and equipment, net........................       6,863                                5,618
Other assets.......................................       8,744                                7,714
                                                       ---------                           ----------
    Total assets...................................   $ 434,641                           $  333,643
                                                       =========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts................   $  30,275  $     471      3.14  %   $   23,532  $     392      3.35  %
   Savings and money market deposits...............     129,044      2,841      4.44         106,235      2,624      4.97
   Time deposits...................................     154,859      4,955      6.45         106,590      3,136      5.92
                                                       ---------  ---------                ----------  ---------
    Total interest-bearing deposits................     314,178      8,267      5.31         236,357      6,152      5.23
                                                       ---------  ---------                ----------  ---------
Short-term borrowings..............................      20,525        432      4.24          26,933        702      5.24
Long-term debt ....................................      16,732        430      5.18          11,874        331      5.61
Guaranteed preferred beneficial interest in
    Company's subordinated debt....................      11,500        597     10.47               -          -         -
                                                       ---------  ---------                ----------  ---------
    Total interest-bearing liabilities ............     362,935      9,726      5.40         275,164      7,185      5.25
                                                       ---------  ---------                ----------  ---------
Non-interest bearing deposits......................      44,176                               36,359
Other liabilities..................................       2,884                                2,612
Stockholders' equity...............................      24,646                               19,508
                                                       ---------                           ----------
    Total liabilities and stockholders' equity         $ 434,641                           $  333,643
                                                       =========                           ==========
Net interest income/spread ........................              $   7,320      3.00  %               $   7,278      4.07  %
                                                                  ========= =========                 =========  =========
Net interest margin................................                             3.61  %                              4.69  %
                                                                            =========                            =========


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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                              2001 COMPARED TO 2000
                                                                     ----------------------------------------
                                                                        CHANGE       CHANGE
                                                                        DUE TO       DUE TO         TOTAL
                                                                        RATE         VOLUME        CHANGE
                                                                     ------------- ------------  ------------
                                                                                (DOLLARS IN THOUSANDS)

   Federal funds sold................................................  $      (5)   $      532    $      527

   Investment securities - taxable...................................          15          742           757
   Investment securities - non-taxable (1)...........................        (14)           34            20
   Mortgage loans held for sale......................................        (12)          363           351
   Loans, net of unearned discount ..................................       (787)        1,715           928
                                                                        ----------   ----------    ----------
              Total interest income..................................       (803)        3,386         2,583
                                                                        ----------   ----------    ----------
   Interest-bearing demand accounts..................................        (24)          103            79
   Savings and money market deposits.................................       (225)          442           217
   Time deposits.....................................................         297        1,522         1,819
   Short-term borrowings.............................................       (122)        (148)         (270)
   Long-term debt....................................................        (24)          123            99
   Guaranteed preferred beneficial interest in Company's
   subordinated debt.................................................           -          597           597
                                                                        ----------   ----------    ----------
              Total interest expense.................................        (98)        2,639         2,541
                                                                        ----------   ----------    ----------

   Net interest income...............................................  $    (705)   $      747    $       42
                                                                        ==========   ==========    ==========


   ---------------

    (1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the second quarter of 2001 was $555,000, compared to $480,000 for the same period of 2000, resulting in a $75,000, or 15.63%, increase. For the six-months ended June 30, 2001 and 2000, the provision was $1.1 million and $945,000, respectively, resulting in a 15.87% increase. The increases in the provision have resulted from growth in the loan portfolio to $314.9 million at June 30, 2001, an increase of $47.2 million, or 17.61%, from $267.7 million at June 30, 2000. We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30                         JUNE 30
                                                   -----------------------------    --------------------------
                                                       2001            2000            2001           2000
                                                   -------------    ------------    -----------    -----------
                                                                        (IN THOUSANDS)


Loans held for sale fee income..................   $     1,156             307          1,453            539
NSF charges and service fees....................           179             162            339            293
Other service charges...........................           196             225            362            462
Realized gain on sales of investment securities.             -               -            217              -
Other income ...................................            54              85            112            160
                                                   -------------    ------------   -----------    -----------
      Total non-interest income.................   $     1,585             779          2,483          1,454
                                                   =============    ============    ===========   ============



         Non-interest income increased to $1.6 million, or 103.47%, during the three-month period ended June 30, 2001, from $779,000 during the three-month period ended June 30, 2000. Non-interest income for the six-months ended June 30, 2001 was $2.5 million, an increase of $1.0 million, or 70.77%, from $1.5 million for the six-months ended June 30, 2000. These increases are primarily attributable to an increase in loans held for sale fee income. Loans held for sale fee income increased $849,000, or 276.55%, and $914,000, or 169.57%, for
the three-month and six-month periods ended June 30, 2001, respectively. The recent expansion of our Internet Mortgage Division coupled with the recent declines in market interest rates have led to a significant increase in residential mortgage loan originations and sales. Also contributing to the increase in non-interest income during the first half of 2001 was a $217,000 realized gain on sales of investment securities. Due to the current declining interest rate environment, many of our investment securities have shown significant appreciation during the current year period. During the first quarter of 2001, four investment securities with a total net book value of $5.0 million were sold, representing approximately 7.6% of the total investment portfolio at March 31, 2001.

NON-INTEREST EXPENSE


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30                         JUNE 30
                                                   -----------------------------    --------------------------
                                                       2001            2000            2001           2000
                                                   -------------    ------------    -----------    -----------
                                                                        (IN THOUSANDS)
Salaries and employee benefits.................    $     2,251           1,424          4,164          2,833
Occupancy.......................................           344             276            650            533
FDIC and other insurance expense................            40              32             80             61
General and administrative .....................           882             663          1,803          1,566
                                                   -------------    ------------    -----------    -----------
      Total non-interest expense................   $     3,517           2,395          6,697          4,993
                                                   =============    ============    ===========    ===========




         Non-interest expense increased to $3.5 million, or 46.85%, during the three-month period ended June 30, 2001 and to $6.7 million, or 34.13%, during the six-month period ended June 30, 2001, from $2.4 million and $5.0 million in the prior year periods, respectively. These increases are primarily attributable to an increase in salaries and employee benefits expense, which increased $827,000, or 58.08%, during the second quarter of 2001 and $1.3 million, or 46.98%, during the six-month period ended June 30, 2001, as compared to the prior year periods. Salaries and employee benefits expense increased as we hired additional staff to expand our Internet Mortgage Division and to open a new branch location. We had 169 full-time employees at June 30, 2001 as compared to 123 at June 30, 2000. Thirty-three of the new full-time employees were a result of the recent expansion of our Internet Mortgage Division and four of the new full-time employees were as a result of our new Shawnee, Kansas branch location. Also, as our Internet and Retail mortgage loan originations have grown, commissions paid have also grown, contributing to the increase in salaries and employee benefits expense during the second quarter of 2001.

FINANCIAL CONDITION

         Total assets for the Company at June 30, 2001, were $451.1 million, an increase of $36.4 million, or 8.78%, compared to $414.7 million at December 31, 2000. Deposits and stockholders' equity at June 30, 2001, were $373.0 million and $25.8 million, respectively, compared with $338.2 million and $23.8 million, respectively, at December 31, 2000, increases of $34.8 million, or 10.28%, and $2.0 million, or 8.30%, respectively.

         Loans at June 30, 2001 totaled $314.9 million, an increase of $27.2 million, or 9.45%, compared to December 31, 2000. The loan to deposit ratio at June 30, 2001 was 84.41% compared to 85.05% at December 31, 2000. The deposit growth of 10.28% and calls/sales of investment securities have provided the funding necessary to facilitate our loan growth.

         Mortgage loans held for sale at June 30, 2001 totaled $26.7 million, an increase of $25.5 million, from $1.2 million at December 31, 2000. The recent expansion of our Internet Mortgage Division coupled with the recent declines in market interest rates have led to significant increases in residential mortgage loan originations and sales. Excess cash held in federal funds sold, calls and sales of investment securities, and deposit growth have provided the funding necessary to facilitate the mortgage loan origination growth. Also available to fund growth is a line-of-credit with the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2001, approximately $53 million was available.

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:


                              NON-PERFORMING ASSETS



                                                                                    AS OF AND FOR THE
                                                                    ---------------------------------------------------
                                                                             SIX MONTHS ENDED            YEAR ENDED
                                                                                 JUNE 30,               DECEMBER 31,
                                                                    -----------------------------------
                                                                          2001              2000            2000
                                                                          ----              ----            ----
                                                                                 (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
     Past due 90 days or more                                              $   205           $     -          $   206
     Nonaccrual                                                                838                 -              499

INSTALLMENT LOANS:
     Past due 90 days or more                                                   21                 -                -
     Nonaccrual                                                                 15                 6               37

CREDIT CARDS AND RELATED PLANS:
     Past due 90 days or more                                                    -                 -                -
     Nonaccrual                                                                  -                 -                -


COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
     Past due 90 days or more                                                  152               520               24
     Nonaccrual                                                                887               337            1,326

LEASE FINANCING RECEIVABLES:
     Past due 90 days or more                                                    -                 -                -
     Nonaccrual                                                                790               293              382

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL ESTATE OWNED
     AND OTHER REPOSSESSED ASSETS):
     Past due 90 days or more                                                    -                 -                -
     Nonaccrual                                                                  -                 -                -

                                                                    ---------------    --------------    -------------
       Total non-performing loans                                            2,908             1,156            2,474
                                                                    ---------------    --------------    -------------
FORECLOSED ASSETS HELD FOR SALE                                                 67                86              334
                                                                    ---------------    --------------    -------------
       Total non-performing assets                                         $ 2,975           $ 1,242          $ 2,808
                                                                    ===============    ==============    =============

Total nonperforming loans to total loans                                     0.92%             0.43%            0.86%
Total nonperforming loans to total assets                                    0.64%             0.33%            0.60%
Allowance for loan losses to nonperforming loans                           170.25%           365.83%          179.47%
Nonperforming assets to loans and foreclosed assets held for sale            0.94%             0.46%            0.97%


         As of June 30, 2001, non-performing loans equaled 0.92% of total loans. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. The percentage of non-performing loans to total loans at June 30, 2001 is slightly above historical percentages as a decline in general economic conditions has been observed during the first half of 2001 and the loan portfolio has been cautiously monitored for possible non-performing loans. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of June 30, 2001, our ratio of allowance for loan losses to non-performing loans was 170.25%.

         The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                                              AS OF AND FOR THE
                                                           -------------------------------------------------------

                                                                   SIX MONTHS ENDED                YEAR ENDED
                                                                        JUNE 30,                   DECEMBER 31,
                                                           -----------------------------------
                                                                2001               2000                2000
                                                                ----               ----                ----
                                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period                                    $  4,440           $  3,817            $  3,817
Loans charged-off:
   Commercial real estate                                                -                  -                   -
   Residential real estate                                               -                  -                   -
   Commercial                                                          569                257                 343
   Personal                                                             26                121                 153
   Home Equity                                                           -                  -                   -
   Construction                                                          -                  -                   -
   Leases                                                              169                200               1,034
                                                           ----------------   ----------------   -----------------
    Total loans charged-off                                            764                578               1,530
Recoveries:
   Commercial real estate                                                -                  -                   -
   Residential real estate                                               -                  -                   -
   Commercial                                                           69                 11                 104
   Personal                                                             29                 18                  46
   Home Equity                                                           -                  -                   -
   Construction                                                          -                  -                   -
   Leases                                                               82                 16                  53
                                                           ----------------   ----------------   -----------------
    Total recoveries                                                   180                 45                 203
                                                           ----------------   ----------------   -----------------
Net loans charged-off                                                  584                533               1,327
Provision for loan losses                                            1,095                945               1,950
                                                           ----------------   ----------------   -----------------
Balance at end of period                                          $  4,951           $  4,229            $  4,440
                                                           ================   ================   =================

Loans outstanding:
   Average                                                         298,738            257,581             268,227
   End of period                                                   314,857            267,720             287,669
Ratio of allowance for loan losses to loans outstanding:
   Average                                                           1.66%              1.64%               1.66%
   End of period                                                     1.57%              1.58%               1.54%
Ratio of net charge-offs to:
   Average loans                                                     0.39%              0.42%               0.49%
   End of period loans                                               0.37%              0.40%               0.46%



         The allowance for loan losses as a percent of total loans has remained fairly constant at 1.57% as of June 30, 2001, compared to 1.54% at December 31, 2000. As of June 30, 2001, net charge-offs equaled 0.39% of average total loans on an annualized basis. This ratio is slightly below historical averages due in part to charge-off recoveries of $130,000 during the second quarter of 2001.

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans, a portfolio of SBA loans, or available-for-sale securities. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000, were 67.97% of our total assets at June 30, 2001, and 69.36% of total assets at December 31, 2000. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at June 30, 2001, the Bank was within the established guidelines.

     At June 30, 2001, our total stockholders' equity was $25.8 million and our equity to asset ratio was 5.72%. At June 30, 2001, our Tier 1 capital ratio was 8.92% compared to 9.51% at December 31, 2000, while our total risk-based capital ratio was 11.06% compared to 11.95% at December 31, 2000. Both exceed the capital minimums established in the risk-based capital requirements.

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

         We strive to maintain a position such that changes in interest rates will not affect net interest income or the economic value of equity by more than 10%, per 100 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2001 based on the indicated instantaneous and permanent changes in interest rates.



                                                               NET INTEREST      NET ECONOMIC
                                                                  INCOME           VALUE OF
                        CHANGES IN INTEREST RATES            (NEXT 12 MONTHS)   EQUITY AT RISK
                        -------------------------            ----------------   --------------
                        300 basis point rise                      8.50 %           (12.59%)
                        200 basis point rise                      6.16 %           (8.50 %)
                        100 basis point rise                      2.95 %           (3.38 %)
                        Base Rate Scenario                           -                -
                        100 basis point decline                   (2.69%)           2.06 %
                        200 basis point decline                   (4.84%)           3.14 %
                        300 basis point decline                   (6.91%)           3.95 %




         The above table indicates that, at June 30, 2001, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. The table also indicates that, at June 30, 2001, in the event of a sudden increase in prevailing market rates, the loss in the estimated market value of fixed rate loans and investment securities would be in excess of the estimated market value gain on certificates of deposits and fixed-rate callable FHLB advances, which would have the effect of lowering the economic value of equity. A sudden decrease in prevailing market rates would indicate just the opposite.

         During the three-month period ended June 30, 2001, our prime lending rate declined by 125 basis points, year-to-date our prime lending rate has decreased by 275 basis points. As discussed above, this decrease in the prime lending rate has resulted in a decrease in our net interest margin as our interest-rate sensitive assets exceed our interest-rate sensitive liabilities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 17, 2001, the Company held its Annual Meeting of Stockholders. There were 2,162,276 shares outstanding and entitled to vote at the Annual Meeting, of which 1,659,116 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders.

1.   Election of Director
     Wayne A. Henry, Jr. was elected at the Annual Meeting to serve a three year term, or until his successor is duly elected and qualified. The voting results were as follows:

     Shares Voted For:     1,659,116
     Shares Voted Against  0
     Shares Abstained      0

     The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:
     Robert D. Regnier
     Don H. Alexander
     C. Ted McCarter
     Thomas A. McDonnell

2. The acts of the Directors and Officers as shown by the books and records regularly kept and maintained by the corporation since the last Annual Meeting of the Stockholders of the Company were approved and ratified. The voting results were as follows:

     Shares Voted For:     1,659,116
     Shares Voted Against  0
     Shares Abstained      0


ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS
     11. Computation of Earnings Per Share.  Please see p. 9.
     15. Letter regarding Unaudited Interim Financial Information
(B)      REPORTS ON FORM 8-K
         Blue Valley filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Blue Valley Ban Corp

     Date:  August 14, 2001          By:  /s/  Robert D. Regnier
                                          -------------------------------------
                                             Robert D. Regnier, President and
                                             Chief Executive Officer



     Date:  August 14, 2001          By:  /s/  Mark A. Fortino
                                          -------------------------------------
                                             Mark A. Fortino, Treasurer