Form 10-Q
period 2001-09-30
BLUE VALLEY BAN CORP
filed 2001-11-14
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on September 30, 2001 was 2,172,076 shares.

                              BLUE VALLEY BAN CORP

                                      INDEX

                                                                                             Page No.
PART I.    FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

Independent Accountants' Report                                                                  3

Consolidated Balance Sheets  - September 30, 2001 (unaudited) and December 31, 2000              4

Consolidated Statements of Income (unaudited) - three-months and nine-months ended
September 30, 2001 and 2000                                                                      6

Consolidated Statements of Changes in Stockholders' Equity (unaudited) - nine-months
ended September 30, 2001 and 2000                                                                7

Consolidated Statements of Cash Flows (unaudited) - nine-months ended
September 30, 2001 and 2000                                                                      8

Notes to Consolidated Financial Statements (unaudited) - nine-months ended
September 30, 2001 and 2000                                                                      9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                                        11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           20



PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                            21

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     21

PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

         We have reviewed the consolidated balance sheet of BLUE VALLEY BAN CORP as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                                    /s/ BKD, LLP

Kansas City, Missouri
October 30, 2001

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                   SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                                                 ------------------------    -----------------------
                                                                       (UNAUDITED)

Cash and due from banks                                                          $21,242                    $13,720
Federal funds sold                                                                     -                     22,200
                                                                 ------------------------    -----------------------
   Cash and cash equivalents                                                      21,242                     35,920

Available-for-sale securities                                                     76,617                     76,503
Held-to-maturity securities                                                            -                      2,000
Mortgage loans held for sale                                                      48,215                      1,207

Loans                                                                            320,265                    287,669
   Less allowance for loan losses                                                 (4,786)                    (4,440)
                                                                 ------------------------    -----------------------
   Net loans                                                                     315,479                    283,229
Premises and equipment                                                             8,034                      6,591
Foreclosed assets held for sale, net                                                 105                        334
Interest receivable                                                                2,237                      3,058
Deferred income taxes                                                                450                        939
Prepaid expenses and other assets                                                  1,735                      2,041
Federal Home Loan Bank stock, Federal Reserve Bank stock
   and other securities                                                            3,477                      1,550
Excess of cost over fair value of net assets acquired, at
   amortized cost                                                                  1,471                      1,295
                                                                 ------------------------    -----------------------

   Total Assets                                                                 $479,062                   $414,667
                                                                 ========================    =======================





           See Accompanying Notes to Consolidated Financial Statements
                      and Independent Accountant's Report.

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                                                 ------------------------    -----------------------
                                                                       (UNAUDITED)
LIABILITIES
Demand deposits                                                                  $60,052                    $44,354
Savings, NOW and money market deposits                                           167,010                    154,464
Time deposits                                                                    160,783                    139,403
                                                                 ------------------------    -----------------------
   Total Deposits                                                                387,845                    338,221


Securities sold under agreements to repurchase                                    20,407                     15,299
Short-term debt                                                                    1,000                      5,000
Long-term debt                                                                    24,156                     16,768
Guaranteed preferred beneficial interest in Company's
   subordinated debt                                                              11,500                     11,500
Advances from borrowers for taxes and insurance                                    3,130                      1,350
Accrued interest and other liabilities                                             3,684                      2,714
                                                                 ------------------------    -----------------------

   Total Liabilities                                                             451,722                    390,852
                                                                 ------------------------    -----------------------


STOCKHOLDERS' EQUITY
Capital stock
   Common stock, par value $1 per share;
       Authorized 15,000,000 shares; issued and outstanding
          2001 - 2,172,076 shares; 2000 - 2,141,720                                2,172                      2,142
Additional paid-in capital                                                         5,584                      5,277
Retained earnings                                                                 18,252                     15,935
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
       net of income taxes of $887 in 2001 and $307 in 2000                        1,332                        461
                                                                 ------------------------    -----------------------
   Total Stockholders' Equity                                                     27,340                     23,815
                                                                 ------------------------    -----------------------

   Total Liabilities and Stockholders' Equity                                   $479,062                   $414,667
                                                                 ========================    =======================





           See Accompanying Notes to Consolidated Financial Statements
                      and Independent Accountant's Report.

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30                      SEPTEMBER 30
                                                        2001            2000              2001            2000
                                                    -------------   -------------     -------------   -------------
                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
INTEREST INCOME
Interest and fees on loans                                $7,170          $6,813           $21,173         $19,537
Federal funds sold                                            76             390               656             443
Available-for-sale securities                              1,046             905             3,304           2,472
Held-to-maturity securities                                   39               -               119               -
                                                    -------------   -------------     -------------   -------------
   Total Interest Income                                   8,331           8,108            25,252          22,452
                                                    -------------   -------------     -------------   -------------

INTEREST EXPENSE
Interest-bearing demand deposits                             221             243               692             635
Savings and money market deposit accounts                  1,167           1,472             4,008           4,096
Other time deposits                                        2,470           2,137             7,425           5,273
Securities sold under repurchase
   agreements                                                124             120               350             297
Long-term debt and advances                                  595             644             1,828           1,500
                                                    -------------   -------------     -------------   -------------
   Total Interest Expense                                  4,577           4,616            14,303          11,801
                                                    -------------   -------------     -------------   -------------

NET INTEREST INCOME                                        3,754           3,492            10,949          10,651

PROVISION FOR LOAN LOSSES                                    570             495             1,665           1,440
                                                    -------------   -------------     -------------   -------------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                       3,184           2,997             9,284           9,211

NONINTEREST INCOME
Service fees                                               2,251             758             4,405           2,052
Realized gain on sales of investment securities              282               -               499               -
Other income                                                  53              59               165             219
                                                    -------------   -------------     -------------   -------------
   Total Noninterest Income                                2,586             817             5,069           2,271
                                                    -------------   -------------     -------------   -------------

NONINTEREST EXPENSE
Salaries and employee benefits                             2,686           1,466             6,850           4,299
Net occupancy expense                                        438             291             1,088             824
Other operating expense                                    1,060             832             2,943           2,459
                                                    -------------   -------------     -------------   -------------
   Total Noninterest Expense                               4,184           2,589            10,881           7,582
                                                    -------------   -------------     -------------   -------------

INCOME BEFORE INCOME TAXES                                 1,586           1,225             3,472           3,900

PROVISION FOR INCOME TAXES                                   544             411             1,155           1,307
                                                    -------------   -------------     -------------   -------------

NET INCOME                                                $1,042            $814            $2,317          $2,593
                                                    =============   =============     =============   =============
BASIC EARNINGS PER SHARE                                   $0.48           $0.38             $1.07           $1.21
                                                    =============   =============     =============   =============
DILUTED EARNINGS PER SHARE                                 $0.47           $0.37             $1.05           $1.19
                                                    =============   =============     =============   =============





           See Accompanying Notes to Consolidated Financial Statements
                      and Independent Accountant's Report.

\

                              BLUE VALLEY BAN CORP

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                                                                               Income
                                                                                          ------------------
                                                                                             Unrealized
                                                                                            Appreciation
                                                                    Additional              (Depreciation) on
                                         Comprehensive   Common      Paid-In    Retained   Available-for-Sale
                                             Income      Stock       Capital    Earnings    Securities, Net       Total
                                         -------------   ------      -------    --------    ---------------      -------
BALANCE, DECEMBER 31, 1999                               $2,138       $5,230     $12,458              $(957)     $18,869
Issuance of 4,000 shares of common
   stock                                                      4           47                                          51
Net income                                      $2,593                             2,593                           2,593
Change in unrealized depreciation
  on available-for-sale securities,
  net of income taxes of $308                      462                                                  462          462
                                         -------------   ------      -------    --------    ---------------      --------

                                                $3,055
                                         =============
BALANCE, SEPTEMBER 30, 2000                              $2,142       $5,277     $15,051              $(495)     $21,975
                                                         ------      -------    --------    ---------------      -------



Net income                                        $884                               884                             884
Change in unrealized appreciation on
  available-for-sale securities,
  net of income taxes of $637                      956                                                  956          956
                                         -------------   ------      -------    --------    ---------------      -------
                                                $4,895
                                         =============
BALANCE, DECEMBER 31, 2000                               $2,142       $5,277     $15,935               $461      $23,815
                                                         ------      -------    --------    ---------------      -------

Issuance of 30,356 shares of common
   stock                                                     30          307                                         337
Net income                                      $2,317                             2,317                           2,317
Change in unrealized appreciation on
  available-for-sale securities,
  net of income taxes of $580                      871                                                  871          871
                                         -------------   ------      -------    --------    ---------------      -------
                                                $3,188
                                         =============
BALANCE, SEPTEMBER 30, 2001                              $2,172       $5,584     $18,252             $1,332      $27,340
                                                         ======      =======    ========    ===============      =======



                                                                              September 30,  December 31,  September 30,
                                                                                  2001           2000            2000
                                                                              -------------  ------------  -------------
RECLASSIFICATION DISCLOSURE:

Unrealized appreciation on available-for-sale securities, net of income
  taxes of $780, $637, and $308 for the periods ended September 30, 2001,            $1,170          $956           $462
  December 31, 2000, and September 30, 2000, respectively
Less: reclassification adjustments for appreciation included in net income,
  net of income taxes of $(200) for the period ended September 30, 2001                (299)           --             --
                                                                              -------------  ------------  -------------

Change in unrealized appreciation on available-for-sale securities, net of income taxes of $580, $637, and $308 for the periods ended
  September 30, 2001, December 31, 2000, and September 30, 2000,
  respectively                                                                         $871          $956           $462
                                                                              =============  ============  =============





           See Accompanying Notes to Consolidated Financial Statements
                      and Independent Accountant's Report.

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                                   --------------------      ---------------------
                                                                       (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $2,317                     $2,593
Items not requiring (providing) cash:
   Depreciation and amortization                                                   553                        464
   Amortization of premiums and discounts on securities                              8                         60
   Provision for loan losses                                                     1,665                      1,440
   Deferred income taxes                                                          (91)                          -
   Gain on sales of available-for-sale securities                                (499)                          -
   Loss on sale of foreclosed assets                                               153                          -
   Gain on sale of premises and equipment                                          (5)                          -
Changes in:
   Accrued interest receivable                                                     821                      (652)
   Mortgage loans held for sale                                               (47,008)                    (1,687)
   Prepaid expenses and other assets                                               303                         18
   Accrued interest payable and other liabilities                                  970                        752
                                                                   --------------------      ---------------------
       Net cash provided by (used in) operating activities                    (40,813)                      2,988
                                                                   --------------------      ---------------------

CASH FLOWS FROM  INVESTING ACTIVITIES
Net originations of loans                                                     (38,692)                   (35,084)
Proceeds from sales of loan participations                                       4,514                        658
Purchase of premises and equipment                                             (1,195)                      (931)
Proceeds from the sale of premises and equipment                                    11                          -
Proceeds from the sale of foreclosed assets                                        339                        431
Proceeds from maturities of held-to-maturity securities                          2,000                          -
Purchases of held-to-maturity securities                                             -                    (2,000)
Proceeds from sales of available-for-sale securities                            16,400                          -
Proceeds from maturities of available-for-sale securities                       31,675                      3,205
Purchases of available-for-sale securities                                    (46,247)                   (16,935)
Purchases of FHLB stock, FRB stock, and other securities                       (1,927)                      (431)
Net cash acquired in branch acquisition                                          1,604                          -
                                                                   --------------------      ---------------------
       Net cash used in investing activities                                  (31,518)                   (51,087)
                                                                   --------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings
   accounts                                                                     26,775                     20,587
Net increase in certificates of deposit                                         20,265                     32,936
Repayments of long-term debt                                                     (112)                      (104)
Proceeds from long-term debt                                                     7,500                          -
Net proceeds from guaranteed preferred beneficial interest in
   Company's subordinated debt                                                       -                     10,615
Net payments on short-term debt                                                (4,000)                    (7,450)
Proceeds from sale of common stock                                                 337                         51
Net increase in other borrowings                                                 5,108                      2,946
Net increase in advances from borrowers for taxes and
   insurance                                                                     1,780                        758
                                                                   --------------------      ---------------------
       Net cash provided by financing activities                                57,653                     60,339
                                                                   --------------------      ---------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (14,678)                     12,240
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  35,920                     23,460
                                                                   --------------------      ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $21,242                    $35,700
                                                                   ====================      =====================





           See Accompanying Notes to Consolidated Financial Statements
                      and Independent Accountant's Report.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 1:    BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2001, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended September 30, 2001 and 2000, and are of a normal recurring nature.

         Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission.

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

         The computation of per share earnings for the nine-months ended September 30, 2001 and 2000 is as follows:

                                                                   SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                                   -------------------    -------------------
                                                                       (UNAUDITED)           (UNAUDITED)
                                                                         (AMOUNTS IN THOUSANDS, EXCEPT
                                                                           SHARE AND PER SHARE DATA)


Net income                                                                    $ 2,317               $  2,593
                                                                   -------------------    -------------------

Average common shares outstanding                                           2,162,535              2,141,457
Average common share stock options outstanding                                 45,154                 34,372
                                                                   -------------------    -------------------

Average diluted common shares                                               2,207,689              2,175,829
                                                                   -------------------    -------------------

Basic earnings per share                                                      $  1.07                $  1.21
                                                                   ===================    ===================

Diluted earnings per share                                                    $  1.05                $  1.19
                                                                   ===================    ===================

NOTE 3:    SHORT-TERM DEBT

         Short-term debt at September 30, 2001 and December 31, 2000, consisted of the following components:

                                                                      SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                     ---------------------   ---------------------
                                                                         (UNAUDITED)
                                                                                    (IN THOUSANDS)

Note Payable - other (A)                                                      $     1,000              $        -
Federal Home Loan Bank advance (B)                                                      -                   5,000
                                                                     ---------------------   ---------------------

Total short-term debt                                                         $     1,000             $     5,000
                                                                     =====================   =====================

(A) Note payable to related party due in December 2001; principal, plus interest at 6.0%, due at maturity. The note payable is unsecured and funds were utilized for short-term working capital needs. Management is currently reviewing and evaluating alternative working capital financing.
(B) Due in June 2001; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rate on the advance was 7.170%.


NOTE 4:    LONG-TERM DEBT

         Long-term debt at September 30, 2001 and December 31, 2000, consisted of the following components:

                                                                      SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                     ---------------------   ---------------------
                                                                         (UNAUDITED)
                                                                                    (IN THOUSANDS)

Note Payable - other (A)                                                     $      1,656            $      1,768
Federal Home Loan Bank advances (B)                                                22,500                  15,000
                                                                     ---------------------   ---------------------

Total long-term debt                                                         $     24,156            $     16,768
                                                                     =====================   =====================


(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.
(B) Due in 2008, 2010, and 2011; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.63% to 5.68%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2001, approximately $66,206,000 was available.


Aggregate annual maturities of long-term debt at September 30, 2001 are as follows:

                                                                                                (IN THOUSANDS)
                                                                                             ---------------------
October 1 to December 31, 2001                                                                       $         39
2002                                                                                                          162
2003                                                                                                          175
2004                                                                                                          188
2005                                                                                                          203
Thereafter                                                                                                 23,389
                                                                                             ---------------------
                                                                                                     $     24,156
                                                                                             =====================

NOTE 5:   TRUST PREFERRED SECURITIES

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

NOTE 6:   RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," applies to all combinations initiated after June 30, 2001. It requires that all business combinations be accounted for by a single method--the purchase method. Prior to this standard, business combinations were accounted for using one of two methods, the pooling-of-interests method (pooling method) or the purchase method.

         SFAS No. 142, "Goodwill and Other Intangible Assets," will be adopted by the Company on January 1, 2002. This Statement addresses the accounting and reporting for acquired goodwill and other intangible assets. Goodwill shall not be amortized after December 31, 2001. It shall be tested for impairment at a reporting unit level, under certain circumstances. Intangible assets with definite useful lives shall be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment. In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. As of the date of adoption, the Company expects to have identifiable intangible assets of approximately $1,433,000 that will be subject to the transition provisions of SFAS 142. Amortization expense related to intangible assets was $114,000 for the nine months ended September 30, 2001 and 2000. We estimate that the initial adoption of this Standard will not have a material impact on the financial statements of the Company.

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

GENERAL

RESULTS OF OPERATIONS

Three months ended September 30, 2001 and 2000. Net income for the quarter ended September 30, 2001, was $1.0 million, as compared to net income of $814,000 for the quarter ended September 30, 2000, representing an increase of $228,000, or 28.01%. Diluted earnings per share increased 27.03% to $0.47 during the third quarter of 2001 from $0.37 in the same period of 2000. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended September

30, 2001 were 0.89% and 15.83%, compared to 0.85% and 15.28%, respectively, for the same period in 2000, slight increases of 4.71% and 3.60%, respectively. The annualized returns remained relatively unchanged from the prior year quarter; however, the returns increased significantly from the second quarter of 2001. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended June 30, 2001 were 0.69% and 12.23%. The increase in our net income was primarily a result of an increase in fee income earned on mortgage loans originated and sold and, to a lesser extent, an increase in interest income generated from mortgage loans originated and held for sale and realized gains on the sale of investment securities.

         Net interest income for the three-month period ended September 30, 2001 was $3.8 million, an increase of $262,000, or 7.50%, from $3.5 million for the three-month period ended September 30, 2000. Net interest income increased primarily due to an increase of $78.5 million in average interest-earning assets, which more than offset an increase in average interest-bearing liabilities of $65.3 million for the quarter ended September 30, 2001 as compared to the same period of 2000. This increase in average earning assets, coupled with declines in interest rates paid on money market and savings deposits offset an overall decline in rates on earning assets and resulted in a modest net increase in net interest income.

         Interest income for the three-month period ended September 30, 2001 was $8.3 million, an increase of $223,000, or 2.75%, from $8.1 million for the three-month period ended September 30, 2000. This increase was mainly the result of the growth in interest-earning assets of $78.5 million, or 21.91%. This volume increase was partially mitigated by a decrease in yield on interest-earning assets of 145 basis points, to 7.62% in the third quarter of 2001, as compared to 9.07% in the prior year third quarter. The 145 basis point decrease in yield has resulted primarily from market interest rate decreases during the twelve-month period ended September 30, 2001. A significant increase in the volume of mortgage loans held-for-sale during the third quarter of 2001 helped offset the decrease in yield. The average balance of mortgage loans held-for-sale for the three-month period ended September 30, 2001 was $35.2 million as compared to the average balance for the three-month period ended September 30, 2000 of $2.4 million.

         Interest expense of $4.6 million remained virtually unchanged during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. Average interest-bearing deposits increased by $60.7 million, or 22.56% and average interest-bearing other liabilities increased by $4.6 million, or 9.41%. The increase in interest expense generated by this volume was offset by a decrease in the rates paid on average interest-bearing liabilities which declined to 4.74% in the current year period from 5.78% in the prior year period, a decrease of 104 basis points. This change in rate paid is primarily attributable to the changes in market interest rates.

Nine months ended September 30, 2001 and 2000. Net income for the nine-month period ended September 30, 2001, was $2.3 million, a $276,000, or 10.64%, decrease as compared to $2.6 million for the nine-month period ended September 30, 2000. Diluted earnings per share decreased 11.76% to $1.05 during the nine-month period ended September 30, 2001 from $1.19 in the same period of 2000. The Company's annualized return on average assets and average stockholders' equity for the nine-month period ended September 30, 2001 were 0.70% and 12.31%, compared to 0.99% and 17.28%, respectively, for the same period in 2000, decreases of 29.29% and 28.76%, respectively. The changes in the annualized returns were due to a decrease in our net income from the prior year resulting from the decline in interest rates on net interest margin, offset by a significant increase in interest-earning assets, and the continued growth in non-interest expense incurred as the Company expands. Increases in salaries and employee benefits expense, occupancy expense, and other operating expense are primarily due to personnel and facilities expansion to promote current and future growth in the products and services that we offer our customers. The outcome of these efforts is validated by the growth of average interest-earning assets and non-interest income. Asset growth remains strong, though decreases in market interest rates have diminished current interest income results. Additionally, we continue to expand non-interest income through many services, most significantly through our mortgage departments, which includes our recently expanded Internet Mortgage Division. Non-interest income generated from these sources, particularly during the current quarter, have mitigated the effect lower interest rates have had on net interest margin as well as increases in non-interest expense.

         Net interest income for the nine-month period ended September 30, 2001 was $10.9 million, an increase of $298,000, or 2.80%, from $10.7 million for the nine-month period ended September 30, 2000. Rapid and steep declines in market interest rates during the first nine-months of 2001 have continued to push the Company's net interest margin down to 3.56% at September 30, 2001 as compared to 4.42% at September 30, 2000. However, average volume growth in loan and mortgage loans held-for-sale in addition to growth in the investment portfolio during the current period have offset the impact of declines in market interest rates on net interest margin for the period.

         Interest income for the nine-month period ended September 30, 2001 was $25.3 million, an increase of $2.8 million, or 12.47%, from $22.5 million for the nine-month period ended September 30, 2000. This increase was primarily a result of a $91.0 million, or 27.78%, growth in interest-earning assets, the effect of which was partially offset by a decrease in yield on interest-earning assets of 111 basis points to 8.12% during the first three quarters of 2001, as compared to 9.23% during the same period of 2000. The 111 basis point decrease in yield has resulted primarily from decreases in market interest rates during the current period.

         Interest expense for the current year nine-month was $14.3 million, an increase of $2.5 million, or 21.20%, from $11.8 million in the same period of the prior year. The increase is attributable to a $72.0 million, or 29.13%, increase in our average interest-bearing deposits as well as a $8.2 million, or 19.31%, increase in other interest-bearing liabilities. The increase in other interest-bearing liabilities is primarily attributable to our issuance of junior subordinated debentures in July 2000 and additional Federal Home Loan Bank advances taken to fund our growth. Rates paid on average interest-bearing liabilities decreased to 5.17% in the current year period from 5.44% in the prior year period, a decrease of 27 basis points. Rates paid on interest-bearing demand accounts and savings and money management accounts have continued to decrease during 2001 consistent with the decline in overall market interest rates. The decline in market interest rates has been less dramatic on deposit products due to rates paid on certificates of deposit offered through promotions during May, June, and July 2000, which bore higher interest rates. The impact of the decline in time deposit interest rates currently offered on the aggregate interest-bearing liability rate will be lessened until these higher-rate certificates of deposits renew, reprice or mature.

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


                       AVERAGE BALANCES, YIELDS AND RATES








                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------------
                                                             2001                               2000
                                             ------------------------------------------------------------------------

                                                                      AVERAGE                              AVERAGE
                                                 AVERAGE               YIELD/         AVERAGE               YIELD/
                                                 BALANCE   INTEREST     RATE          BALANCE   INTEREST     RATE
                                                ---------  --------  ---------      ----------  --------  ---------
ASSETS
Federal funds sold...........................  $  18,828  $     657      4.67  %   $    9,448  $     443      6.26  %
Investment securities - taxable..............     57,888      2,875      6.64          38,288      1,940      6.77
Investment securities - non-taxable (1)......     15,770        734      6.22          14,861        713      6.41
Mortgage loans held for sale.................     20,457      1,009      6.59           1,925        117      8.12
Loans, net of unearned discount and fees.....    305,685     20,164      8.82         263,104     19,420      9.86
                                                ---------  ---------                ----------  ---------
     Total earning assets....................    418,628     25,439      8.12         327,626     22,633      9.23
                                                ---------  ---------                ----------  ---------
Cash and due from banks - non-interest
bearing......................................     15,159                               11,944
Allowance for possible loan losses...........    (4,709)                              (4,032)
Premises and equipment, net..................      7,201                                5,709
Other assets.................................      9,040                                7,968
                                                ---------                           ----------
     Total assets............................  $ 445,319                           $  349,215
                                                =========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts..........  $  31,472  $     692      2.94  %   $   24,477  $     635      3.47  %
   Savings and money market deposits.........    130,905      4,008      4.09         107,898      4,096      5.07
   Time deposits.............................    156,932      7,425      6.33         114,907      5,273      6.13
                                                ---------  ---------                ----------  ---------
     Total interest-bearing deposits.........    319,309     12,125      5.08         247,282     10,004      5.40
                                                ---------  ---------                ----------  ---------
Short-term borrowings........................     20,883        578      3.70          27,377      1,083      5.28
Long-term debt ..............................     18,032        706      5.23          11,857        478      5.38
Guaranteed preferred beneficial interest in
    Company's subordinated debt..............     11,500        895     10.41           3,022        236     10.43
                                                ---------  ---------                ----------  ---------
     Total interest-bearing liabilities .....    369,724     14,304      5.17         289,538     11,801      5.44
                                                ---------  ---------                ----------  ---------
Non-interest bearing deposits................     47,217                               36,954
Other liabilities ...........................      3,203                                2,677
Stockholders' equity.........................     25,175                               20,046
                                                ---------                           ----------
      Total liabilities and stockholders'
      equity ................................  $ 445,319                           $  349,215
                                                =========                           ==========
Net interest income/spread ..................             $  11,135      2.95  %               $  10,832      3.79  %
                                                           ========= =========                  ========= =========
Net interest margin..........................                            3.56  %                              4.42  %
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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2001 COMPARED TO 2000
                                                                        -------------------------------------
                                                                        CHANGE       CHANGE
                                                                        DUE TO       DUE TO         TOTAL
                                                                        RATE         VOLUME        CHANGE
                                                                        ----------   ----------    ----------
                                                                                (DOLLARS IN THOUSANDS)
   Federal funds sold................................................  $    (136)   $      350    $      214
   Investment securities - taxable...................................        (39)          974           935
   Investment securities - non-taxable (1)...........................        (22)           43            21
   Mortgage loans held for sale......................................        (26)          918           892
   Loans, net of unearned discount ..................................     (2,189)        2,933           744
                                                                        ----------   ----------    ----------
              Total interest income..................................     (2,412)        5,218         2,806
                                                                        ----------   ----------    ----------
   Interest-bearing demand accounts..................................       (105)          162            57
   Savings and money market deposits.................................       (877)          789          (88)
   Time deposits.....................................................         166        1,986         2,152
   Short-term borrowings.............................................       (282)        (223)         (505)
   Long-term debt....................................................        (13)          241           228
   Guaranteed preferred beneficial interest in Company's
   subordinated debt.................................................           -          659           659
                                                                        ----------   ----------    ----------
              Total interest expense.................................     (1,111)        3,614         2,503
                                                                        ----------   ----------    ----------
   Net interest income...............................................  $  (1,301)   $    1,604    $      303
                                                                        ==========   ==========    ==========

   ---------------

    (1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the third quarter of 2001 was $570,000, compared to $495,000 for the same period of 2000, resulting in a $75,000, or 15.15%, increase. For the nine-months ended September 30, 2001 and 2000, the provision was $1.7 million and $1.4 million, respectively, resulting in a 15.63% increase. The increases in the provision have resulted from growth in the loan portfolio to $320.3 million at September 30, 2001, an increase of $36.9 million, or 13.03%, from $287.7 million at September 30, 2000. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is reviewed monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors.

NON-INTEREST INCOME

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
                                                   -----------------------------    --------------------------
                                                       2001            2000            2001           2000
                                                   -------------    ------------    -----------    -----------
                                                                        (IN THOUSANDS)
Loans held for sale fee income.................... $     1,819      $      288      $   3,272      $     827
NSF charges and service fees......................         210             184            549            477
Other service charges.............................         222             286            584            748
Realized gain on sales of investment securities...         282               -            499              -
Other income .....................................          53              59            165            219
                                                   -------------    ------------    -----------    -----------
      Total non-interest income................... $     2,586      $      817      $   5,069      $   2,271
                                                   =============    ============    ===========    ===========


         Non-interest income increased to $2.6 million, or 216.52%, during the three-month period ended September 30, 2001, from $817,000 during the three-month period ended September 30, 2000. Non-interest income for the nine-months ended September 30, 2001 was $5.1 million, an increase of $2.8 million, or 123.21%, from $2.3 million for the nine-months ended September 30, 2000. These increases are primarily attributable to an increase in the volume of mortgage loans originated and sold and gains realized on the sales of investment securities. Mortgage loan sales fee income increased by $1.5 million and $2.4 million for the three-month and nine-month periods ended September 30, 2001, respectively. The recent expansion of our Internet Mortgage Division coupled with the recent declines in market interest rates have led to a significant increase in residential mortgage loan originations and sales. Also contributing to the increase in non-interest income during the nine-month period ended September 30, 2001 were realized gains on sales of investment securities of $499,000. Due to the current declining interest rate environment, many of our investment securities have shown significant appreciation during the current year period. During the first quarter of 2001, investment securities with a total net book value of $5.0 million were sold with realized gains of $217,000. During the third quarter of 2001, investment securities with a total net book value of $10.9 million were sold with realized gains of $282,000.

NON-INTEREST EXPENSE

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30                     SEPTEMBER 30
                                                   -----------------------------    ------------------------------
                                                       2001            2000             2001             2000
                                                   -------------    ------------    -------------    -------------
                                                                          (IN THOUSANDS)
Salaries and employee benefits.................    $     2,686      $    1,466      $     6,850      $     4,299
Occupancy.......................................           438             291            1,088              824
FDIC and other insurance expense................            47              57              127              118
General and administrative .....................         1,013             775            2,816            2,341
                                                   -------------    ------------    -------------    -------------
      Total non-interest expense................   $     4,184      $    2,589      $    10,881      $     7,582
                                                   =============    ============    =============    =============



         Non-interest expense increased to $4.2 million, or 61.61%, during the three-month period ended September 30, 2001 and to $10.9 million, or 43.51%, during the nine-month period ended September 30, 2001, from $2.6 million and $7.6 million in the prior year periods, respectively. These increases are primarily attributable to an increase in salaries and employee benefits expense, which increased $1.2 million, or 83.22%, during the third quarter of 2001 and $2.6 million, or 59.34%, during the nine-month period ended September 30, 2001, as compared to the prior year periods. Salaries and employee benefits expense increased as we hired additional staff to expand our Internet Mortgage Division, open a new branch location, and to meet the needs of our existing loan and retail departments. We had 187 full-time employees at September 30, 2001 as compared to 120 at September 30, 2000. Fifty of the new full-time employees were a result of the recent expansion of our Internet Mortgage Division and seven of the new full-time employees were added as a result of our new Shawnee, Kansas branch location. Further, as mortgage loan originations and sales have increased, commissions paid have also grown as well, further contributing to the increase in salaries and employee benefits expense during the second quarter of 2001.



FINANCIAL CONDITION

         Total assets for the Company at September 30, 2001, were $479.1 million, an increase of $64.4 million, or 15.53%, compared to $414.7 million at December 31, 2000.

         Loans at September 30, 2001 totaled $320.3 million, an increase of $32.6 million, or 11.33%, compared to December 31, 2000. The loan to deposit ratio at September 30, 2001 was 82.58% compared to 85.05% at December 31, 2000. Deposit growth of 14.67%.

         Mortgage loans held for sale at September 30, 2001 totaled $48.2 million, an increase of $47.0 million, from $1.2 million at December 31, 2000. The recent expansion of our Internet Mortgage Division coupled with the recent declines in market interest rates have led to significant increases in residential mortgage loan originations and sales. Federal funds sold and deposit growth have provided the funding necessary to facilitate the mortgage loan origination growth. Also available to fund growth is a line-of-credit with the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2001, approximately $66,206 million was available.

         Deposits and stockholders' equity at September 30, 2001, were $387.8 million and $27.3 million, respectively, compared with $338.2 million and $23.8 million, respectively, at December 31, 2000, increases of $49.6 million, or 14.67%, and $3.5 million, or 14.80%, respectively.

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS

                                                                                    AS OF AND FOR THE
                                                                    ---------------------------------------------------
                                                                            NINE MONTHS ENDED            YEAR ENDED
                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                    -----------------------------------
                                                                          2001              2000            2000
                                                                          ----              ----            ----
                                                                                 (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
     Past due 90 days or more                                                $ 447             $   -            $ 206
     Nonaccrual                                                                818               394              499

INSTALLMENT LOANS:
     Past due 90 days or more                                                    -                 -                -
     Nonaccrual                                                                 14                59               37

CREDIT CARDS AND RELATED PLANS:
     Past due 90 days or more                                                    1                 -                -
     Nonaccrual                                                                  -                 -                -

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
     Past due 90 days or more                                                   80               649               24
     Nonaccrual                                                              1,148               633            1,326

LEASE FINANCING RECEIVABLES:
     Past due 90 days or more                                                    6                 -                -
     Nonaccrual                                                              1,724               180              382

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL ESTATE
     OWNED AND OTHER REPOSSESSED ASSETS):
     Past due 90 days or more                                                    -                 -                -
     Nonaccrual                                                                  -                 -                -
                                                                    ---------------    --------------    -------------
       Total non-performing loans                                            4,238             1,915            2,474
                                                                    ---------------    --------------    -------------
FORECLOSED ASSETS HELD FOR SALE                                                105               304              334
                                                                    ---------------    --------------    -------------
       Total non-performing assets                                          $4,343            $2,219           $2,808
                                                                    ===============    ==============    =============

Total nonperforming loans to total loans                                     1.32%             0.68%            0.86%
Total nonperforming loans to total assets                                    0.88%             0.48%            0.60%
Allowance for loan losses to nonperforming loans                           112.93%           227.42%          179.47%
Nonperforming assets to loans and foreclosed assets held for sale            1.36%             0.78%            0.97%


         As of September 30, 2001, non-performing loans were 1.32% of total loans. We cautiously monitor non-performing credit relationships and aggressively manage these situations. Additionally, it is our philosophy to value non-performing loans at their estimated collectible value. The percentage of non-performing loans to total loans at September 30, 2001 is above historical percentages as a deterioration in general economic conditions has been experienced during 2001. At September 30, 2001, two large lease financing receivables account for approximately 40% of the total lease financing receivables classified as nonaccrual in the table above and significant reserves have been allocated for these two receivables. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of September 30, 2001, our ratio of allowance for loan losses to non-performing loans was 112.93%.

         The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                                              AS OF AND FOR THE
                                                           -------------------------------------------------------
                                                                   NINE MONTHS ENDED
                                                                                                    YEAR ENDED
                                                                     SEPTEMBER 30,                 DECEMBER 31,
                                                           -----------------------------------
                                                                2001               2000                2000
                                                                ----               ----                ----
                                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period                                    $  4,440           $  3,817            $  3,817
Loans charged-off:
   Commercial real estate                                                -                  -                   -
   Residential real estate                                               5                  -                   -
   Commercial                                                          944                343                 343
   Personal                                                             55                140                 153
   Home Equity                                                           -                  -                   -
   Construction                                                          -                  -                   -
   Leases                                                              525                534               1,034
                                                           ----------------   ----------------   -----------------
    Total loans charged-off                                          1,529              1,017               1,530
Recoveries:
   Commercial real estate                                                -                  -                   -
   Residential real estate                                               -                  -                   -
   Commercial                                                           71                 51                 104
   Personal                                                             33                 26                  46
   Home Equity                                                           -                  -                   -
   Construction                                                          -                  -                   -
   Leases                                                              106                 38                  53
                                                           ----------------   ----------------   -----------------
    Total recoveries                                                   210                115                 203
                                                           ----------------   ----------------   -----------------
Net loans charged-off                                                1,319                902               1,327
Provision for loan losses                                            1,665              1,440               1,950
                                                           ----------------   ----------------   -----------------
Balance at end of period                                          $  4,786           $  4,355            $  4,440
                                                           ================   ================   =================

Loans outstanding:
   Average                                                         305,685            263,104             268,227
   End of period                                                   320,265            283,349             287,669
Ratio of allowance for loan losses to loans outstanding:
   Average                                                           1.57%              1.66%               1.66%
   End of period                                                     1.49%              1.54%               1.54%
Ratio of net charge-offs to:
   Average loans                                                     0.58%              0.46%               0.49%
   End of period loans                                               0.55%              0.43%               0.46%

         The allowance for loan losses as a percent of total loans has remained fairly constant at 1.49% as of September 30, 2001, compared to 1.54% at December 31, 2000. For the nine months ended September 30, 2001, net charge-offs equaled 0.58% of average total loans on an annualized basis. This ratio is slightly above historical averages primarily due to two commercial loan charge-offs during the third quarter of 2001.

         Liquidity represents a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans, a portfolio of SBA loans, or available-for-sale securities. Other sources of liquidity including cash flow from the repayment of loans are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to funds from capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000, were 66.96% of our total assets at September 30, 2001, and 69.36% of total assets at December 31, 2000. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at September 30, 2001, the Bank was within the established guidelines.

         At September 30, 2001, our total stockholders' equity was $27.3 million and our equity to asset ratio was 5.71%. At September 30, 2001, our Tier 1 capital ratio was 8.63% compared to 9.51% at December 31, 2000, while our total risk-based capital ratio was 10.61% compared to 11.95% at December 31, 2000. Both exceed the capital minimums established in the risk-based capital requirements.

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

         We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2001 based on the indicated instantaneous and permanent changes in interest rates.


                                                               NET INTEREST      NET ECONOMIC
                                                                  INCOME           VALUE OF
                        CHANGES IN INTEREST RATES            (NEXT 12 MONTHS)   EQUITY AT RISK
                        -------------------------            ----------------   --------------
                        300 basis point rise                       6.95%           (10.41%)
                        200 basis point rise                       4.74%            (6.43%)
                        100 basis point rise                       2.76%            (0.61%)
                        Base Rate Scenario                            -                 -
                        50 basis point decline                    (1.49%)            1.85%
                        100 basis point decline                   (2.67%)            1.88%
                        200 basis point decline                   (5.23%)            1.97%

         The above table indicates that, at September 30, 2001, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. The table also indicates that, at September 30, 2001, in the event of a sudden increase in prevailing market rates, the loss in the estimated market value of fixed rate loans and investment securities would be in excess of the estimated market value gain on certificates of deposits and fixed-rate callable FHLB advances, which would have the effect of lowering the economic value of equity. A sudden decrease in prevailing market rates would indicate just the opposite.

         During the three-month period ended September 30, 2001, our prime lending rate declined by 75 basis points, year-to-date our prime lending rate has decreased by 350 basis points. As discussed above, this decrease in the prime lending rate has resulted in a decrease in our net interest margin as our interest-rate sensitive assets exceed our interest-rate sensitive liabilities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS
     11.  Computation of Earnings Per Share.  Please see p. 9.
     15.  Letter regarding Unaudited Interim Financial Information
(B)  REPORTS ON FORM 8-K
     Blue Valley filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Blue Valley Ban Corp

         Date:  November 14, 2001        By:  /s/  Robert D. Regnier
                                            ------------------------
                                            Robert D. Regnier, President and
                                            Chief Executive Officer



         Date:  November 14, 2001        By:  /s/  Mark A. Fortino
                                            ----------------------
                                            Mark A. Fortino, Treasurer