Form 10-K405
period 2001-12-31
BLUE VALLEY BAN CORP
filed 2002-03-29
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP
             (Exact name of registrant as specified in its charter)

Kansas                                                            48-1070996
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

11935 Riley                                                       66225-6128
Overland Park, Kansas
(Address of principal executive offices                           (Zip Code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2002 the registrant had 2,175,176 shares of Common Stock ($1.00 par value) outstanding, of which 1,296,267 shares were held by non-affiliates. The Common Stock of the registrant is not publicly traded; therefore, the aggregate market value of the registrant's voting stock, held by non-affiliates, is not ascertainable.

                              BLUE VALLEY BAN CORP

                                 FORM 10-K INDEX
                                                                        Page No.
                                                                        --------
PART I.

Item I.   Business                                                          2

Item 2.   Properties                                                       19

Item 3.   Legal Proceedings                                                20

Item 4.   Submission of Matters to a Vote of Security Holders              20

PART II.

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                              21

Item 6.   Selected Financial Data                                          22

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              24

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                                      48

Item 8.   Financial Statements and Supplementary Data                      51

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              51

PART III.

Item 10.  Directors and Executive Officers of the Registrant               51

Item 11.  Executive Compensation                                           58

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                   63

Item 13.  Certain Relationships and Related Transactions                   64

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                              65

                                     PART I

ITEM 1:  BUSINESS

THE COMPANY AND SUBSIDIARIES

     Blue Valley Ban Corp. ("Blue Valley", the "Company") is a bank holding company organized in 1989. In 2001, Blue Valley elected to become a financial holding company and such status was granted. The Company's wholly-owned subsidiary, Bank of Blue Valley (the "Bank") was also organized in 1989 to provide banking services to closely-held businesses, their owners, professionals and individuals in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the "MSA"). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers - customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically.

     We have experienced significant internal growth since our inception. In addition, in 1994, we acquired the deposits of a branch of a failed savings and loan institution to augment our internal growth and we expanded into an additional market which management believed was attractive. In 1994, we also completed the construction of our current headquarters in Overland Park, Kansas. We currently have four banking locations in Johnson County, Kansas, including our main office in Overland Park, full-service offices in Olathe and Shawnee, Kansas, and a supermarket banking facility in Shawnee, Kansas.

     Our lending activities focus on commercial lending and residential mortgage origination services, and, to a lesser extent, consumer lending. We strive to identify, develop and maintain diversified lines of business which provide acceptable returns on a risk adjusted basis. Our primary lines of business consist of commercial and industrial lending, commercial real estate lending, construction lending, indirect lending, leasing, and residential mortgage lending and origination services.

     We also seek to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. The growth experienced in 2001 in our residential mortgage origination services provides an example of the benefits that we have gained through diversification. In addition to fees generated in conjunction with our lending activities, we derive non-interest income by providing mortgage origination services, deposit and cash management services, investment brokerage services and trust services.

     In addition to the Bank, we have two direct wholly-owned subsidiaries, Blue Valley Building Corp., which owns the building and property that comprise our headquarters in Overland Park, Kansas, and BVBC Capital Trust I, which was created to offer the trust preferred securities and to purchase our junior subordinated debentures.

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

     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County's population growth rate ranks in the top 2% of counties nationally, and its per capita income ranks in the top 1% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2001, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $8.5 billion, which represented 20.97% of total deposits in the State of Kansas and 32.08% of total deposits in the Kansas City MSA.

     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park has become one of the most developed retail areas in the Kansas City MSA. Our Olathe, Kansas branch is located approximately 10 miles west of our main office. We opened our Olathe branch in 1994 when we acquired the deposits of the Olathe branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. In 2001, the operations of this branch were moved across the street into a more suitable location which the Bank had acquired. The Shawnee, Kansas banking facilities are approximately 20 miles northwest of our headquarters location. We opened our Shawnee grocery branch for the convenience of our existing customers in Shawnee, and to expand our market presence in Shawnee. During the first quarter of 2001, construction of our free-standing banking facility in Shawnee, Kansas was completed and operations commenced.


LENDING ACTIVITIES

     Overview. Our principal loan categories include commercial, commercial real estate, construction, indirect, leasing and residential mortgages. We also offer a variety of consumer loans. Our primary source of income is interest earned on our loan portfolio. As of December 31, 2001, our loans represented approximately 67.90% of our total assets. Our legal lending limit to any one borrower was $10.5 million at December 31, 2001 and our largest single borrower as of that date had outstanding loans of $9.9 million.

     We have been successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation. Our staff has significant experience in lending and has been successful in offering our products to potential customers and existing customers. We believe that we have been successful in maintaining our customers because of our staff's attentiveness to the financial needs of our customers and the development of personal relationships with them. We strive to become a strategic business partner with our customers, not just a source of funds.

     We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $600,000 and all real estate credits in excess of $1.0 million. Credits up to $600,000 on commercial loans and $1.0 million on real estate loans can be approved by the President. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2001.

                                 LOAN PORTFOLIO

                                                        AS OF DECEMBER 31, 2001
                                                        -----------------------
                                                         AMOUNT         PERCENT
                                                        --------        -------
                                                        (DOLLARS IN THOUSANDS)
Commercial real estate ..........................       $ 63,756          19.08%
Residential real estate .........................         24,460           7.32
Commercial ......................................         85,311          25.54
Personal ........................................         29,895           8.96
Home equity .....................................         12,776           3.82
Construction ....................................         93,656          28.03
Leases ..........................................         24,221           7.25
                                                        --------         ------
      Total loans and leases ....................        334,075         100.00%
Less allowance for loan losses ..................          5,267
                                                        --------
Loans receivable, net ...........................       $328,808
                                                        ========


     Commercial loans. As of December 31, 2001, approximately $85.3 million, or 25.54%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in the servicing of small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts and as a result of our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

     The Bank's commercial lending activities historically have been directed to small and medium-sized companies in the Kansas City MSA, focusing on Johnson County, Kansas, with annual sales of between $100,000 and $20 million. The Bank's commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank's commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank generally seeks to obtain personal guarantees for its commercial loans. As of December 31, 2001, approximately 7.04% of the number of our commercial loans had outstanding balances in excess of $300,000, and these loans accounted for 55.34% of the total carrying value of our commercial loan portfolio. The Bank primarily underwrites its commercial loans on the basis of the borrowers' cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.

     Approximately $5.5 million, or 6.46%, of our commercial loans are Small Business Administration loans, of which $4.2 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.

     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family buildings and churches. As of December 31, 2001, approximately $63.8 million, or 19.08%, of our loan portfolio represented commercial real estate mortgage loans. Our commercial real estate mortgage loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

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

     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2001, approximately $93.7 million, or 28.03%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our twelve-year history. We attribute this success to our availability and prompt service. The Bank's experience and reputation in this area have enabled it to focus on relationships with a smaller number of larger builders. The Bank's focus on larger and more established builders has permitted it to increase the total value of its real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Those loans are made on the basis of the individual's financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.

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

     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2001, our lease portfolio totaled $24.2 million, or 7.25%, of our total loan portfolio, consisting of $13.6 million principal amount of leases originated by us and $10.6 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. In 1999, we expanded our lease financing sales staff and administrative staff. As a result, we have been able to acquire additional brokers and direct relationships. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

     Of our lease portfolio at December 31, 2001, $1.1 million, or 4.54%, represented the remaining balances of leases that Blue Valley Investment acquired on February 1, 1999 for approximately $12.0 million from National Refuelers Leasing ("NRL"), a tanker truck leasing company involved in bankruptcy proceedings. These leases represent leases of tanker trucks used to transport fuel. Many of these tanker trucks are used at airports and similar locations. Of the total number of leases acquired by Blue Valley Investment, approximately $8.7 million in principal amount represented leases that satisfied the Bank's underwriting criteria for leases, and were purchased by the Bank from Blue Valley Investment. The remaining NRL assets held by Blue Valley Investment totaling $3.3 million represented leases that had defaults or delinquencies at the time of purchase. However, as of December 31, 2001, the entire remaining portfolio of $1.1 million in leases was current. We expect our interest income from the NRL leases to continue to decline over the next year as the portfolio matures.

     The primary risks related to our lease portfolio are the value of the underlying collateral and specific risks related to the business of each borrower. To address these risks, we attempt to understand the business of each borrower, value the underlying collateral appropriately and structure the amortization to maximize the value of the collateral during the term of the lease.

     Residential mortgage loans. Our residential mortgage loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2001, $24.5 million, or 7.32%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. Due to interest rate risk considerations, we generally sell our fixed rate residential mortgage loans in the secondary market. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments, who are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.

     In 2001, we originated approximately $641.3 million of residential mortgage loans, of which we sold approximately $584.3 million, or 91.11%, in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate Internet Mortgage Division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of an eruption of mortgage originations and refinancing experienced in 2001. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce market risk on mortgage loans in the process of origination and those held for sale.

     Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the appropriate investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a non-recourse basis. Consequently, foreclosure losses on all sold loans are generally the responsibility of the investor and not that of the Bank.

     As with other loans to individuals, the risks related to residential mortgage loans include primarily the value of the underlying property and the financial strength and employment stability of the borrower. We attempt to manage these risks by performing a pre-funding underwrite that consists of the verification of employment and utilizes a detailed checklist of loan qualification requirements, including the source and amount of down payments, bank accounts, existing debt and overall credit.

     Consumer and other loans. As of December 31, 2001, our consumer and other loans totaled $29.9 million, or 8.96%, of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans and unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our immediate market. As of December 31, 2001, approximately $15.9 million, or 4.75%, of our loan portfolio represented indirect installment loans. Our loans made through this program generally represent loans to purchase new automobiles. There are currently 13 dealerships participating in this program.

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

     We invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and bank-qualified obligations of state and local political subdivisions. In order to ensure the safety of principal, we typically do not invest in mortgage-backed securities and other higher-yielding instruments. We also may invest from time to time in corporate debt or other securities as permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, act as a net seller or purchaser of these funds. The sale of federal funds is effectively short-term loans from us to other banks, while conversely, the purchase of federal funds is effectively short-term loans from other banks to us.

     Our investment accounts also include minimal equity investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). Our FHLB and FRB investments qualify us to use their services, and in the case of our FHLB investment, provide us with an additional source of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."


DEPOSIT SERVICES

     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank's offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit of less than $100,000. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. In 2001, the Bank realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank also offers two types of short-term investment accounts. The Bank's money market account is a daily access account that bears a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. A significant portion of our deposit growth during 2000 and 1999 was attributable to a new money market deposit product, our money management account, or "short-term parking account," introduced by the Bank in the fourth quarter of 1998. The money management account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account pays a rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on certificates of deposit. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable and low cost source of funding. In 1999, the Bank changed its policy to allow for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2001, the Bank had $2,246,000 in brokered deposits, and the Bank does not anticipate brokered deposits becoming a meaningful percentage of its deposit base; however, we continue to evaluate their potential role in the Bank's overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.


INVESTMENT BROKERAGE SERVICES

     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at our Overland Park, Shawnee and Olathe locations. Two individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer, and the remaining individual is employed by the broker-dealer under contract to the Bank. Investment brokerage services provide a source of fee income for the Bank. In 2001, the amount of our fee income generated from investment brokerage services was $190,000.


TRUST SERVICES

     We began offering trust services in 1996. Until 1999, the Bank's trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank's trust business. Trust customers are both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our complement of financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank's trust department include the administration of self-directed individual retirement accounts, qualified retirement plans, custodial and directed trust accounts. The Bank also offers investment advisory services with the assistance of the unaffiliated trust company. As of December 31, 2001, the Bank's trust department administered 114 accounts, with assets under management of approximately $41.6 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2001, the amount of our fee income from trust services was $201,000.


COMPETITION

     We encounter competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area and nationally is quite high. Our principal competitors for deposits are other financial institutions within a few miles of our locations, including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.

     We compete in our lending, investment brokerage and trust activities with other financial institutions, such as banks and thrift institutions, credit unions, automobile financing companies, mortgage companies, securities firms, investment companies and other finance companies. Many of our competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and state regulations governing state-chartered banks. As a result, these non-bank competitors have advantages over us in providing certain services. Many of the financial institutions with which we compete are larger than us and possess greater financial resources, name recognition and market presence.


EMPLOYEES

     As of December 31, 2001, the Bank had approximately 217 full-time employees. Blue Valley, Blue Valley Building Corp., BVBC Capital Trust I and Blue Valley Investment Corp. do not have any full-time employees. None of the employees of the Bank is subject to a collective bargaining agreement. We consider the Bank's relationship with its employees to be excellent.


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

     Bank holding companies that intend to engage in the newly authorized activities must elect to become "financial holding companies." Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are "well capitalized" and "well managed," based on applicable banking regulations, and have a Community Reinvestment Act rating of at least "a satisfactory record of meeting community credit needs." Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed "closely related to banking" prior to adoption of the Gramm-Leach-Bliley Act. In 2001, Blue Valley elected to become a financial holding company.

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

     The Gramm-Leach-Bliley Act imposes a new "affirmative and continuing" obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations became effective July 1, 2001.

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

     SOURCE OF STRENGTH. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Blue Valley Building Corp. and BVBC Capital Trust I are Blue Valley's only direct subsidiaries that are not banks.

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


BANK REGULATIONS

     The Bank operates under a Kansas State bank charter and is subject to regulation by the Kansas Banking Department and the Federal Reserve Bank. The Kansas Banking Department and the Federal Reserve Bank regulate or monitor all areas of the Bank's operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Kansas Banking Department places limitations on activities of the Bank including the issuance of capital notes or debentures and the holding of real estate and personal property and requires the Bank to maintain a certain ratio of reserves against deposits. The Kansas Banking Department requires the Bank to file a report annually showing receipts and disbursements of the Bank, in addition to any periodic report requested.

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

     As of December 31, 2001, the Bank had capital in excess of the requirements for a "well-capitalized" institution.

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

     COMMUNITY REINVESTMENT ACT REQUIREMENTS. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent examination dated February 10, 1999, the Bank received a rating of "outstanding record of meeting community credit needs." This is the highest rating a bank may receive.

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

     RESERVE REQUIREMENTS. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $41.3 million or less plus 10% must be maintained against that portion of net transaction accounts in excess of this amount (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.


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


ITEM 2: PROPERTIES

     The Bank's principal office occupies 2.40 acres of ground on the corner of 119th and Riley streets in Overland Park, Kansas. The construction of the building was completed in 1994 and consists of 38,031 square feet. The building and land are subject to third-party mortgage indebtedness in the original principal amount of $2.5 million. As of December 31, 2001, the outstanding principal amount of this indebtedness was $1.6 million.

     In 2001, the Bank's Olathe, Kansas location was moved to a more suitable property occupying 0.41 acres of ground on the corner of Santa Fe and Ridgeview Streets. The building consists of 2,580 square feet on the main floor, plus basement storage.

     The Bank's Shawnee, Kansas office currently occupies 425 square feet in a grocery store located at Highway K-7 and 55th Street. The Bank leases this space from Cosentino Food Marts under a lease with a primary term through December 2004. The Bank's free-standing facility in Shawnee, Kansas is also located at Highway K-7 and 55th Street and was completed during the first quarter of 2001. The building consists of 4,000 square feet and occupies 0.85 acres of land.

     In 2001, the Bank entered into two leases for approximately 7,345 square feet of commercial office space located at 120th and Blue Valley Parkway for its Internet Mortgage Division and mortgage secondary marketing department. The terms of the leases expire in 2003.

     In 1998, the Bank purchased approximately 1.34 acres of undeveloped land on the corners of K68 and US 69 Highway in Louisburg, Kansas, just south of Johnson County for potential future development as a full-service branch. Additionally, in 2001, the Bank entered into a contract for the purchase of undeveloped land on the corner of 135th Street and Mission Road in Leawood, Kansas for the purposes of constructing a full-service branch and office building. Our current plans are for the construction of a two-story building with approximately 20,000 square feet of space at this location.


ITEM 3: LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation incidental to our business. We do not believe that we are a party to any material pending litigation that in our opinion is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.


     MARKET FOR COMMON STOCK

     We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. No public market currently exists for shares of our common stock. As of February 28, 2002, there were approximately 155 record holders of our common stock.


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

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our consolidated financial data as of and for the five years ended December 31, 2001, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2001, have been derived from our audited consolidated financial statements.

                                                                             AS OF AND FOR THE
                                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                          2001         2000         1999         1998         1997
                                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest income:
   Loans, including fees ...........................   $   27,921   $   26,733   $   20,422   $   14,608   $   12,000
   Federal funds sold and interest-bearing deposits           679          777          431          396          276
   Securities ......................................        4,541        3,607        2,755        2,814        2,275
                                                       ----------   ----------   ----------   ----------   ----------
      Total interest income ........................       33,141       31,117       23,608       17,818       14,551
                                                       ----------   ----------   ----------   ----------   ----------
Interest expense:
   Interest-bearing demand deposits ................          815          872          644          348          296
   Savings and money market deposit accounts .......        4,846        5,726        3,156        1,637        1,353
   Other time deposits .............................        9,775        7,555        6,032        6,247        4,985
   Funds borrowed ..................................        2,958        2,543        1,372          973          624
                                                       ----------   ----------   ----------   ----------   ----------
      Total interest expense .......................       18,394       16,696       11,204        9,205        7,258
                                                       ----------   ----------   ----------   ----------   ----------
      Net interest income ..........................       14,747       14,421       12,404        8,613        7,293
Provision for loan losses ..........................        2,400        1,950        2,144        1,061          660
                                                       ----------   ----------   ----------   ----------   ----------
      Net interest income after provision for loan
         losses ....................................       12,347       12,471       10,260        7,552        6,633
                                                       ----------   ----------   ----------   ----------   ----------
Non-interest income:
   Loans held for sale fee income ..................        6,934        1,154        1,623        1,329          439
   NSF charges & service fees ......................          836          655          553          598          499
   Other service charges ...........................          793          963          659          157          107
   Realized gain on securities available-for-sale ..          500                         3          112            8
   Other income ....................................          203          284          186          450          401
                                                       ----------   ----------   ----------   ----------   ----------
      Total non-interest income ....................        9,266        3,056        3,024        2,646        1,454

Non-interest expense:
   Salaries and employee benefits ..................       10,063        5,856        4,578        3,312        2,304
   Occupancy .......................................        1,574        1,124          894          748          663
   FDIC and other insurance ........................          140          177          113          121           86
   General & administrative ........................        3,933        3,136        3,095        1,815        1,603
                                                       ----------   ----------   ----------   ----------   ----------
      Total non-interest expense ...................       15,710       10,293        8,680        5,996        4,656
                                                       ----------   ----------   ----------   ----------   ----------
   Income before income taxes ......................        5,903        5,234        4,604        4,202        3,431
      Income tax provision .........................        1,960        1,757        1,521        1,386        1,145
                                                       ----------   ----------   ----------   ----------   ----------
      Net income ...................................   $    3,943   $    3,477   $    3,083   $    2,816   $    2,286
                                                       ==========   ==========   ==========   ==========   ==========
PER SHARE DATA
   Basic earnings ..................................   $     1.82   $     1.62   $     1.45   $     1.36   $     1.24
   Diluted earnings ................................         1.77         1.59         1.42         1.35         1.22
   Dividends .......................................           --           --           --           --           --
   Book value basic (at end of period) .............        13.11        11.12         8.83         7.99         6.64
   Weighted average common shares outstanding:
      Basic ........................................    2,165,030    2,141,523    2,131,372    2,065,400    1,843,288
      Diluted ......................................    2,222,166    2,191,305    2,166,008    2,084,088    1,867,844

                                                                               AS OF AND FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                        2001           2000           1999           1998           1997
                                                    -----------    -----------    -----------    -----------    -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA
   (AT END OF PERIOD):
Total securities ................................   $    77,676    $    78,503    $    48,646    $    53,427    $    40,247
Total loans .....................................       334,075        287,669        250,410        161,444        127,308
Total assets ....................................       492,023        414,667        332,613        253,724        201,644
Total deposits ..................................       394,245        338,221        268,145        209,824        170,792
Funds borrowed ..................................        65,174         49,917         43,177         25,142         16,298
Total stockholders' equity ......................        28,525         23,815         18,869         17,016         13,464
Trust assets under administration ...............        41,571         35,268         19,436         13,099          8,241

SELECTED FINANCIAL RATIOS AND OTHER DATA :
Performance Ratios:
   Net interest margin (1) ......................          3.48%          4.31%          4.77%          4.30%          4.66%
   Non-interest income to average assets ........          2.02           0.84           1.06           1.20           0.83
   Non-interest expense to average assets .......          3.43           2.84           3.04           2.72           2.66
   Net overhead ratio (2) .......................          1.41           2.00           1.98           1.52           1.83
   Efficiency ratio (3) .........................         65.42          58.89          56.26          53.26          53.23
   Return on average assets (4) .................          0.86           0.96           1.08           1.28           1.30
   Return on average equity (5) .................         15.26          16.84          17.43          18.98          20.62

Asset Quality Ratios:
   Non-performing loans to total loans ..........          0.92%          0.86%          0.21%          0.84%          0.33%
   Allowance for possible loan losses to:
      Total loans ...............................          1.58           1.54           1.52           1.45           1.27
      Non-performing loans ......................        171.96         179.47         710.80         171.88         380.71
   Net charge-offs to average total loans .......          0.51           0.49           0.32           0.23           0.27
   Non-performing assets to total assets ........          0.63           0.68           0.22           0.55           0.61

Balance Sheet Ratios:
   Loans to deposits ............................         84.74%         85.05%         93.39%         76.94%         74.54%
   Average interest-earning assets to average
     interest-bearing liabilities ...............        114.50         113.30         116.11         116.57         114.55

Capital Ratios:
   Total equity to total assets .................          5.80%          5.74%          5.67%          6.71%          6.68%
   Total capital to risk-weighted assets ratio ..         10.69          11.95           8.07           9.62           9.87
   Tier 1 capital to risk-weighted assets ratio .          8.87           9.51           6.82           8.37           8.65
   Tier 1 capital to average assets ratio .......          7.17           7.47           5.80           6.13           6.28

---------------
(1) Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.
(2) Non-interest expense less non-interest income divided by average total assets.
(3) Non-interest expense divided by the sum of net interest income plus non-interest income.
(4)  Net income divided by average total assets.
(5)  Net income divided by average common equity.

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


OVERVIEW

     Net income for 2001 was $3.9 million, a $466,000, or 13.40% increase over the $3.5 million earned in 2000. Diluted earnings per share increased 11.32% to $1.77 at December 31, 2001 from $1.59 at December 31, 2000. The Company's returns on average assets and average stockholders' equity at year-end 2001 were 0.86% and 15.26%, compared to 0.96% and 16.84%, respectively, for year-end 2000. The principal contributor to our increase in net income during 2001 was an increase in non-interest income.

     Non-interest income increased 203.21% to $9.3 million in 2001 from $3.1 million in 2000. Non-interest income to average assets increased to 2.02% at December 31, 2001 from 0.84% at December 31, 2000. The expansion of the Company's internet mortgage capabilities coupled with declines in market interest rates resulted in a significant increase in the number of residential mortgage loan originations in 2001 compared to 2000. This resulted in significantly higher origination fees during 2001 than during 2000.

     Total assets for the Company at December 31, 2001, were $492.0 million, an increase of $77.4 million, or 18.65%, from $414.7 million at December 31, 2000. Deposits and stockholders' equity at December 31, 2001 were $394.2 million and $28.5 million, compared with $338.2 million and $23.8 million at December 31, 2000, increases of $56.0 million, or 16.56%, and $4.7 million, or 19.78%, respectively.

     Loans at December 31, 2001 totaled $334.1 million, an increase of $46.4 million, or 16.13%, compared to December 31, 2000. The loan to deposit ratio at December 31, 2001 was 84.74% compared to 85.05% at December 31, 2000. The decrease in the loan to deposit ratio was due to deposit growth, which, on a relative basis, outpaced loan growth by 0.43%. Our funding philosophy has been to increase deposits from retail and commercial deposit sources as necessary to fund loans within the limits of the Bank's capital base.

     Our low level of non-performing assets reflects the Bank's conservative underwriting policies and has resulted in low levels of nonaccrual loans. Over the five years ended December 31, 2001, our non-performing loans to total loans ratio has averaged 0.63%. As of December 31, 2001, our ratio of non-performing loans to total loans was 0.92%. The non-performing ratio was above the historical average; however, our non-performing credit relationships are regularly reviewed and closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. Over the five years ended December 31, 2001, our ratio of allowance for loan losses to non-performing loans has exceeded 170.00%. As of December 31, 2001, our ratio of allowance for loan losses to non-performing loans was 171.96%, compared to 179.47% at December 31, 2000.

     The net charge-off ratio has averaged 0.36% for the five years ended December 31, 2001. Our net charge-off ratio for the year ended December 31, 2001 was 0.51%, which was slightly higher than our historical average as the Bank continues to aggressively manage defaults in the loan portfolio in a softer economic environment. Management intends to vigorously pursue collection of all charged-off leases and loans.


NET INTEREST INCOME

     The primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent
(FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. Net interest margin is determined by dividing net interest income by average interest-earning assets.

     Years ended December 31, 2001 and 2000. Net interest income for 2001 increased to $14.7 million from $14.4 million in 2000, a $0.3 million, or 2.26%, increase.

     Interest income for 2001 was $33.1 million, an increase of $2.0 million, or 6.50%, from $31.1 million in 2000, primarily as a result of a $90.1 million, or 26.47%, growth in average interest-earning assets. As a result of sharp and continued decreases in market interest rates during 2001, the yield on average interest-earning assets fell to 7.76%, as compared to 9.22% in 2000, a decline of 146 basis points. In spite of the steep decrease in yields, loan interest and fee income increased slightly to $27.9 million from $26.7 million due to increases in volumes of loans outstanding, which was primarily funded through growth in core deposits. Interest income on investment securities increased by $939,000 and the annualized tax-equivalent yield on our investment portfolio decreased 30 basis points in the current year period as compared to the prior year period.

     Interest expense for 2001 was $18.4 million, up $1.7 million, or 10.17%, from $16.7 million in 2000. We attribute the increase to a $64.5 million, or 25.17%, increase in our average interest-bearing deposits as well as a $10.96 million, or 25.01%, increase in other interest-bearing liabilities, including FHLB borrowings and the full-year's impact of the outstanding balance of our junior subordinated debentures compared to a partial year in 2000. Interest expense on other interest-bearing liabilities increased to $3.0 million in 2001, up $415,000, or 16.32%, from $2.5 million in 2000. This increase is attributable mainly to the increases in FHLB borrowings plus the full year's impact of our junior subordinated debentures in connection with our trust preferred securities offering. Overall, rates paid on average interest-bearing liabilities decreased to 4.89% in the current year from 5.56% in the prior year, a decrease of 67 basis points.

     Years ended December 31, 2000 and 1999. Net interest income for 2000 increased to $14.4 million from $12.4 million in 1999, a $2.0 million, or 16.26%, increase.

     Interest income for 2000 was $31.1 million, an increase of $7.5 million, or 31.81%, from $23.6 million in 1999, primarily as a result of a $75.2 million, or 28.38%, growth in average interest-earning assets. As a result of increases in market interest rates during this period, the yield on average interest-earning assets increased to 9.22% in 2000, as compared to 8.99% in 1999, an increase of 23 basis points. Loan interest and fee income increased to $26.7 million from $20.4 million due to greater volume of loans outstanding, which was primarily funded through growth in core deposits. Interest income on investment securities increased by $852,000 and the annualized tax-equivalent yield on our investment portfolio increased 45 basis points in the current year period as compared to the prior year period.

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

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                   2001                            2000                            1999
                                       -----------------------------   -----------------------------   -----------------------------
                                                             AVERAGE                         AVERAGE                         AVERAGE
                                       AVERAGE               YIELD/    AVERAGE               YIELD/    AVERAGE               YIELD/
                                       BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                       --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold ..................  $ 15,269   $    679    4.45%    $ 12,412   $    777    6.26%    $  9,482   $    431    4.55%
Investment securities - taxable .....    59,010      3,812    6.46       42,539      2,894    6.80       33,422      2,087    6.24
Investment securities - non-
   taxable (1).......................    15,782        977    6.19       14,984        956    6.38       14,399        895    6.22
Mortgage loans held for sale ........    29,505      1,752    5.94        2,072        165    7.96        1,413        112    7.93
Loans, net of unearned discount
   and fees..........................   310,727     26,168    8.42      268,227     26,568    9.91      206,310     20,310    9.84
                                       --------   --------             --------   --------             --------   --------
      Total earning assets ..........   430,293     33,388    7.76      340,234     31,360    9.22      265,026     23,835    8.99
                                       --------   --------             --------   --------             --------   --------
Cash and due from banks -
   non-interest bearing..............    16,224                          12,063                           9,883
Allowance for possible loan losses...    (4,809)                         (4,102)                         (2,842)
Premises and equipment, net..........     7,435                           5,845                           5,505
Other assets.........................     9,133                           8,246                           7,723
                                       --------                        --------                        --------
      Total assets...................  $458,276                        $362,286                        $285,295
                                       ========                        ========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts..  $ 31,441   $    815    2.59%    $ 24,920   $    872    3.50%    $ 19,260   $    644    3.34%
   Savings and money market deposits.   131,492      4,846    3.69      110,911      5,726    5.16       74,535      3,156    4.23
   Time deposits.....................
      Total interest-bearing
         deposits....................   158,078      9,775    6.18      120,632      7,555    6.26      106,366      6,032    5.67
                                       --------   --------             --------   --------             --------   --------
Short -term borrowings...............   321,011     15,436    4.81      256,463     14,153    5.52      200,161      9,832    4.91
                                       --------   --------             --------   --------             --------   --------
Long-term debt ......................    21,862        667    3.05       26,680      1,395    5.23       16,122        690    4.28
      Total interest-bearing
         liabilities.................    32,937      2,291    6.96       17,156      1,148    6.69       11,973        682    5.70
                                       --------   --------             --------   --------             --------   --------
Non-interest bearing deposits........   375,810     18,394    4.89      300,299     16,696    5.56      228,256     11,204    4.91
                                       --------   --------             --------   --------             --------   --------
Other liabilities ...................    53,324                          38,543                          37,314
Stockholders' equity.................     3,295                           2,791                           2,034
      Total liabilities and
         stockholders' equity........    25,847                          20,653                          17,691
                                       --------                        --------                        --------
Net interest income/spread ..........  $458,276                        $362,286                        $285,295
                                       ========                        ========                        ========
Net interest margin..................             $ 14,994    2.87%               $ 14,664    3.66%              $ 12,631     4.08%
                                                  ========    ====                ========    ====               ========     ====
                                                              3.48%                           4.31%                           4.77%
                                                              ====                            ====                            ====

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

     o changes in volume, reflecting changes in volume multiplied by the current period rate; and

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                              2001 COMPARED TO 2000            2000 COMPARED TO 1999
                                          -----------------------------    ----------------------------
                                          CHANGE     CHANGE                CHANGE     CHANGE
                                          DUE TO     DUE TO      TOTAL     DUE TO     DUE TO     TOTAL
                                           RATE      VOLUME     CHANGE      RATE      VOLUME    CHANGE
                                          -------    -------    -------    -------    -------   -------
                                                              (DOLLARS IN THOUSANDS)
Federal funds sold ....................   $  (226)   $   128    $   (98)   $   190    $   156   $   346
Investment securities - taxable .......      (144)     1,062        918        200        607       807
Investment securities - non-taxable (1)       (28)        49         21         24         37        61
Mortgage loans held for sale ..........       (42)     1,629      1,587                    53        53
Loans, net of unearned discount .......    (3,824)     3,424       (400)       145      6,113     6,258
                                          -------    -------    -------    -------    -------   -------
      Total interest income ...........    (4,264)     6,292      2,028        559      6,966     7,525
                                          -------    -------    -------    -------    -------   -------
Interest-bearing demand accounts ......      (223)       166        (57)        32        196       228
Savings and money market deposits .....    (1,647)       767       (880)       798      1,772     2,570
Time deposits .........................       (97)     2,317      2,220        665        858     1,523
Short-term borrowings .................      (581)      (147)      (728)       178        527       705
Long-term debt ........................        46      1,097      1,143        133        333       466
                                          -------    -------    -------    -------    -------   -------
      Total interest expense ..........    (2,502)     4,200      1,698      1,806      3,686     5,492
                                          -------    -------    -------    -------    -------   -------
Net interest income ...................   $(1,762)   $ 2,092    $   330    $(1,247)   $ 3,280   $ 2,033
                                          =======    =======    =======    =======    =======   =======

---------------
(1)  Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

     We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2001, we provided $2.4 million for loan losses, as compared to $2.0 million for the year ended December 31, 2000, an increase of $450,000, or 23.08%. During 2001, our allowance for loan losses increased as our provision exceeded our net charge-offs. The loan portfolio increased to $334.1 million in 2001 from $287.7 million in 2000, or 16.13%. The provision for loan losses decreased to $2.0 million in 2000 from $2.1 million in 1999, or 9.05%, while the loan portfolio increased to $287.7 million in 2000 from $250.4 million in 1999, or 14.88%.

     The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, plus a general reserve based on loss factors applied to the rest of the loan portfolio. The specific reserve on impaired loans is computed as the amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan's effective interest rate based on the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. The general reserve loss factors are determined based on such items as management's evaluation of risk in the portfolio, local economic conditions, and historical loss experience. The Bank has for many years used several different calculations to confirm the results of the allowance calculation, including an historical loss ratio calculation, a comparison to peer group ratios, as well as regulatory calculation formulas. To further assist in confirming the results of the above-described allowance computation, during 1999, the Bank refined its risk grading system by developing associated reserve factors for each risk grade.

     The allowance for loan losses as a percentage of loans increased to 1.58% at December 31, 2001, as compared to 1.54% in 2000 and 1.52% in 1999. We increased the allowance for loan losses in 2001, 2000 and 1999 based upon an analysis of several factors, including the impairment analysis referred to above, changes in the loan mix and overall growth in the loan portfolio. Our reserve on impaired loans remained relatively unchanged at $1.5 million at December 31, 2001 compared to $1.4 million at December 31, 2000. The general reserve factor, which is applied to all unimpaired loans, increased to 1.17% at December 31, 2001 compared to 1.09% at December 31, 2000. The general reserve factor at December 31, 1999 was 1.22%. The increase in the general reserve factor in 2001 is attributable to economic factors and changes in the loan portfolio mix. This slight decrease in 2000 was primarily attributable to our personal loan portfolio. The personal loan portfolio was $35.9 million at December 31, 2000 compared to $44.7 million at December 31, 1999, an $8.9 million, or a 19.85% decrease. The general reserve applied to personal loans at December 31, 2000 was 1.04% compared to 1.54% at December 31, 1999.

     Due to the factors discussed above and the growth in our commercial real estate and construction loan portfolios, the overall result was a higher allowance for loan losses at December 31, 2001 compared with December 31, 2000. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

NON-INTEREST INCOME

     The following table describes the items of our non-interest income for the periods indicated:

                               NON-INTEREST INCOME

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                         2001     2000     1999
                                                        ------   ------   ------
                                                             (IN THOUSANDS)
Loans held for sale fee income ......................   $6,934   $1,154   $1,623
NSF charges and service fees ........................      836      655      553
Other service charges ...............................      793      963      659
Net realized gains on sales of investment
   securities .......................................      500       --        3
Other income ........................................      203      284      186
                                                        ------   ------   ------
      Total non-interest income .....................   $9,266   $3,056   $3,024
                                                        ======   ======   ======


     Non-interest income increased to $9.3 million, or 203.21%, during 2001, from $3.1 million during 2000. This increase is attributable to increases in loans held for sale fee income of $5.8 million, NSF charges and services fees of $181,000 and net realized gains on sales of investment securities of $500,000. We experienced significant growth in our loans held for sale income due to the expansion of our internet mortgage capabilities concurrent with the mortgage origination and refinancing boom. Mortgage origination's and refinancing flourished due to the steep decline in market interest rates during 2001. Other service charge income includes trust fees which generated an additional $43,000 over 2000 and bank services fee income which generated an additional $62,000 over 2000. These increases were offset by a combined decrease of $278,000 in commercial mortgage and lease referral fee income and a decrease of $60,000 in investment brokerage services. In 2001, we took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we generated $500,000 of net gains on the sales.

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

                              NON-INTEREST EXPENSE

                                                      YEAR ENDED DECEMBER 31
                                                 -------------------------------
                                                   2001        2000        1999
                                                 -------     -------     -------
                                                         (IN THOUSANDS)
Salaries and employee benefits ...............   $10,063     $ 5,856     $ 4,578
Occupancy ....................................     1,574       1,124         894
FDIC and other insurance expense .............       140         177         113
General and administrative ...................     3,933       3,136       3,095
                                                 -------     -------     -------
      Total non-interest expenses ............   $15,710     $10,293     $ 8,680
                                                 =======     =======     =======


     Non-interest expense increased to $15.7 million, or 52.63%, during 2001, as compared to $10.3 million in the prior year. This increase is primarily attributable to increases in salaries and employee benefits and occupancy expenses. Our salaries and employee benefits expense increased to $10.1 million in 2001, or 71.84%, from $5.9 million in 2000, as we hired additional staff to facilitate our growth. We had 217 full-time equivalent employees at December 31, 2001 as compared to 129 at December 31, 2000. Many areas of the Company added employees to manage growth, the addition of the Internet Mortgage Division represented a significant opportunity for the Company and necessitated the addition of 61 full-time equivalent employees. Occupancy expenses increased to $1.6 million, or 40.04% in 2001, from $1.1 million in 2000, which was primarily attributable to a $143,000 increase in depreciation, a $90,000 increase in maintenance agreements and repairs and maintenance expenses and a $52,000 increase in rent expense as the Company expanded its infrastructure to facilitate growth. Included in general and administrative expenses is a lease portfolio that was purchased during 1999 with the assistance of a third party. A referral fee is due to the third party based on the performance of the portfolio. The referral fee accrued in 2001 was $25,000 compared to $177,000 in the prior year.

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


INCOME TAXES

     Our income tax expense during 2001 was $2.0 million, compared to $1.8 million during 2000, and $1.5 million during 1999. These increases reflect our higher earnings for the current and previous fiscal years. Our consolidated income tax rate varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.

FINANCIAL CONDITION

         Lending Activities. Our loan portfolio is our main source of income, and since our inception, has been the principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial, residential real estate, construction, and personal lending and leasing. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 44.62% of our total loans at December 31, 2001, 41.30% of our total loans at December 31, 2000, and over 36% of our total loans at year end 1999, 1998, and 1997. These loans increased at a 28.99% compound annual rate during the four-year period ended December 31, 2001.

         Loans were $334.1 million at December 31, 2001, an increase of $46.4 million, or 16.13%, compared to December 31, 2000. Loans at December 31, 2000 were $287.7 million, an increase of $37.3 million, or 14.88%, compared to December 31, 1999. The increase in deposits sufficiently facilitated our growth during both 2001 and 2000. The loan to deposit ratio remained fairly constant in 2001 at 84.74%, compared to 85.05% at December 31, 2000, which had declined from 93.39% at December 31, 1999.

         We experienced significant increases in our commercial, commercial real estate and construction loan categories, and decreases in residential real estate, personal loan and lease categories in 2001. The growth of our commercial, commercial real estate and construction loan portfolios is a result of the economic growth and development of our market area, coupled with the efforts and experience of our construction and development lenders. Prior to 2000, we had expanded our personal lending lines of business in an effort to more broadly diversify our risk across multiple lines of business. A significant portion of the growth in our personal lending lines was attributable to growth in our indirect automobile loan portfolio. In 2001, our indirect loan portfolio declined by approximately $10 million as we encountered significant competitive factors from national finance companies offering below market rate financing incentives. We have also encountered a considerable number of early pay-offs within the indirect automobile loan portfolio due to customer refinancing.

         The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                 LOAN PORTFOLIO


                                                                      AS OF DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                     2001                2000                 1999                1998                1997
                             ------------------   ------------------   ------------------   -----------------   ------------------
                              AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT    PERCENT
                             --------   -------   --------   -------   --------   -------   --------  -------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
Commercial real estate ...   $ 63,756    19.08%   $ 42,267    14.69%   $ 26,617    10.63%   $ 15,457     9.57%  $  7,878     6.19%
Residential real estate ..     24,460     7.32      37,290    12.96      33,251    13.28      28,367    17.57     24,075    18.91
Commercial ...............     85,311    25.54      76,556    26.61      64,552    25.78      52,310    32.41     45,969    36.11
Personal .................     29,895     8.96      35,864    12.47      44,747    17.87      19,751    12.23     14,590    11.46
Home equity ..............     12,776     3.82      10,657     3.70       9,820     3.92       6,170     3.82      7,030     5.52
Construction .............     93,656    28.03      59,733    20.76      41,007    16.38      25,624    15.87     16,273    12.78
Leases ...................     24,221     7.25      25,302     8.81      30,416    12.14      13,765     8.53     11,493     9.03
                             --------   ------    --------   ------    --------   ------    --------   ------   --------   ------
    Total loans and leases    334,075   100.00%    287,669   100.00%    250,410   100.00%    161,444   100.00%   127,308   100.00%
                                        ======               ======               ======               ======              ======
Less allowance for loan
    losses................      5,267                4,440                3,817                2,341               1,618
                             --------             --------             --------             --------            --------
Loans receivable, net.....   $328,808             $283,229             $246,593             $159,103            $125,690
                             ========             ========             ========             ========            ========

         Collateral and Concentration. At December 31, 2001, 2000 and 1999, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $93.7 million, or 28.03%, of total loans, as of December 31, 2001. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans. The Bank's lending limit under federal law to any one borrower was $10.5 million at December 31, 2001. The Bank's largest single borrower, net of participations, at December 31, 2001 had outstanding loans of $9.9 million.

         The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2001, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2001 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                                      AS OF DECEMBER 31, 2001
                           --------------------------------------------------------------------------
                                                                                 MORE THAN ONE YEAR
                           LESS THAN      ONE TO      OVER FIVE                 ---------------------
                            ONE YEAR    FIVE YEARS      YEARS       TOTAL        FIXED       VARIABLE
                           ---------    ----------   ----------   ---------     -------      --------
                                                         (IN THOUSANDS)
Commercial Real Estate      $ 6,808      $40,345      $16,603      $63,756      $18,059      $38,889
Commercial ...........       45,868       34,360        5,083       85,311        7,100       32,343
Construction .........       54,463       38,107        1,588       94,158        4,703       34,992

NON-PERFORMING ASSETS

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS

                                                                         AS OF DECEMBER 31,
                                                      ------------------------------------------------------
                                                       2001        2000        1999        1998        1997
                                                      ------      ------      ------      ------      ------
                                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
      Past due 90 days or more ..................     $   --      $  206      $   --      $   --      $   --
      Nonaccrual ................................        824         499          --          --          --
Installment loans:
      Past due 90 days or more ..................         33          --          --           7          --
      Nonaccrual ................................         13          37          87          38          --
Credit cards and related plans:
      Past due 90 days or more ..................         --          --          --          --          --
      Nonaccrual ................................         --          --          --          --          --
Commercial and all other loans:
      Past due 90 days or more ..................         76          24          50         319          --
      Nonaccrual ................................        752       1,326         375         650         367
Lease financing receivables:
      Past due 90 days or more ..................         --          --          --         121          --
      Nonaccrual ................................      1,365         382          25         227          58
Debt securities and other assets (excluding
  other real estate owned and other
  repossessed assets):
      Past due 90 days or more ..................         --          --          --          --          --
      Nonaccrual ................................         --          --          --          --          --
                                                      ------      ------      ------      ------      ------
       Total non-performing loans ...............      3,063       2,474         537       1,362         425
                                                      ------      ------      ------      ------      ------
Foreclosed assets held for sale .................         49         334         186          46         795
                                                      ------      ------      ------      ------      ------
       Total non-performing assets ..............     $3,112      $2,808      $  723      $1,408      $1,220
                                                      ======      ======      ======      ======      ======
Total non-performing loans to total loans .......       0.92%       0.86%       0.21%       0.84%       0.33%
Total non-performing loans to total assets ......       0.62        0.60        0.16        0.54        0.21
Allowance for loan losses to non-performing loans     171.96      179.47      710.80      171.88      380.71
Non-performing assets to loans and foreclosed
  assets held for sale ..........................       0.93        0.97        0.29        0.87        0.95


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

         Impaired loans totaled $8.4 million at December 31, 2001, $5.8 million at December 31, 2000, and $5.2 million at December 31, 1999, with related allowances for loan losses of $1.5 million, $1.4 million, and $825,000 respectively.

         Total interest income of $923,000, $882,000 and $713,000 was recognized on average impaired loans of $6.6 million, $6.2 million and $4.1 million for 2001, 2000 and 1999, respectively. Included in this total is cash basis interest income of $202,000, $72,000 and $140,000 recognized on impaired loans on nonaccural during 2001, 2000 and 1999, respectively.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION


                                                              AS OF AND FOR THE
                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          2001        2000          1999          1998          1997
                                       --------     --------      --------      --------      --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period ...     $  4,440     $  3,817      $  2,341      $  1,618      $  1,275

Loans charged-off:
   Commercial real estate ........           --           --            --            --            --
   Residential real estate .......            5           --            --            --            --
   Commercial ....................        1,015          343           567           310           357
   Personal ......................           80          153            47            49            19
   Home equity ...................           --           --            --            --            --
   Construction ..................           --           --            --            --            --
   Leases ........................          836        1,034           158            27            83
                                       --------     --------      --------      --------      --------
      Total loans charged-off ....        1,936        1,530           772           386           459
Recoveries:
   Commercial real estate ........           --           --            --            --            --
   Residential real estate .......            5           --            --            --            --
   Commercial ....................          119          104            90            38            84
   Personal ......................           41           46             2             6             1
   Home equity ...................           --           --            --            --            --
   Construction ..................           --           --            --            --            --
   Leases ........................          198           53            12             4            57
                                       --------     --------      --------      --------      --------
Total recoveries .................          363          203           104            48           142
                                       --------     --------      --------      --------      --------
Net loans charged-off ............        1,573        1,327           668           338           317
Provision for loan losses.........        2,400        1,950         2,144         1,061           660
                                       --------     --------      --------      --------      --------
Balance at end of period .........     $  5,267     $  4,440      $  3,817      $  2,341      $  1,618
                                       ========     ========      ========      ========      ========

Loans outstanding:
         Average .................     $310,727     $268,227      $206,310      $148,221      $115,939
         End of period ...........      334,075      287,669       250,410       161,444       127,308
Ratio of allowance for loan losses
  to loans outstanding:
         Average .................         1.70%        1.66%         1.85%         1.58%         1.40%
         End of period ...........         1.58         1.54          1.52          1.45          1.27
Ratio of net charge-offs to:
         Average loans ...........         0.51         0.49          0.32          0.23          0.27
         End of period loans .....         0.47         0.46          0.27          0.21          0.25

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                               AS OF DECEMBER 31,
                          ---------------------------------------------------------------------------------------------
                                 2001               2000               1999              1998               1997
                          -----------------  -----------------  -----------------  -----------------  -----------------
                                    % OF                % OF               % OF               % OF              % OF
                                    TOTAL              TOTAL              TOTAL              TOTAL              TOTAL
                          AMOUNT  ALLOWANCE  AMOUNT  ALLOWANCE  AMOUNT  ALLOWANCE  AMOUNT  ALLOWANCE  AMOUNT  ALLOWANCE
                          ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------
                                                             (DOLLARS IN THOUSANDS)
Commercial real estate    $  888    16.86%   $  485    10.92%   $  268     7.02%   $  155     6.62%   $   75     4.63%
Residential real estate      400     7.59       399     8.99       364     9.53       340    14.52       298    18.42
Commercial ............    1,181    22.42     1,687    38.00     1,206    31.60     1,013    43.27       648    40.05
Personal ..............      210     3.99       547    12.32       843    22.09       215     9.19       153     9.46
Home equity ...........       78     1.48       124     2.79       123     3.22        69     2.95        83     5.13
Construction ..........    1,070    20.32       672    15.14       454    11.89       302    12.90       223    13.78
Leases ................    1,440    27.34       526    11.84       559    14.65       247    10.55       138     8.53
Unallocated ...........       --       --        --       --        --       --        --       --        --       --
                          ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
      Total ...........   $5,267   100.00%   $4,440   100.00%   $3,817   100.00%   $2,341   100.00%   $1,618   100.00%
                          ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

         Investment securities. The primary objectives of our investment portfolio are to secure the adequacy of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments. Substantial declines in market rates prompted the issuers of many of the securities in our portfolio to call those securities in 2001. In spite of this situation, the December 31, 2001 composition and balance of the investment portfolio was relatively unchanged as compared to 2000 year-end. Additionally, we took advantage of opportunities in 2001 to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we generated $500,000 of net gains on the sales. As of December 31, 2001, all of the securities in our investment portfolio were classified as available for sale in order to provide us with an additional source of liquidity when necessary.

         The investment portfolio increased by $29.9 million, or 61.38%, during 2000 as compared to 1999 year-end. In 2000, we were able to take advantage of some attractive offers and add some higher yielding securities to our investment portfolio. These higher yielding investments were utilized to satisfy additional pledging as well as serve as an additional source of liquidity.

          The following table presents the composition of our investment portfolio by major category at the dates indicated.

                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                      AT DECEMBER 31,
                                            ----------------------------------
                                              2001         2000         1999
                                            --------     --------     --------
                                                      (IN THOUSANDS)
U.S. government and agency securities       $ 62,050     $ 61,001     $ 34,175
State and municipal obligations .....         15,626       15,502       14,471
Mortgage-backed securities ..........                          --           --
Other securities ....................                          --           --
                                            --------     --------     --------
      Total .........................       $ 77,676     $ 76,503     $ 48,646
                                            ========     ========     ========
Available for sale (fair value) .....       $ 77,676     $ 76,503     $ 48,646
Held to maturity (amortized cost) ...             --        2,000           --
                                            --------     --------     --------
      Total .........................       $ 77,676     $ 78,503     $ 48,646
                                            ========     ========     ========


         The following table sets forth the maturities, carrying value or fair value (in the case of investment securities available for sale), and average yields for our investment portfolio at December 31, 2001. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.

         Under our investment policy, not more than 10% of the Bank's capital may be invested in the tax-exempt general obligation bonds of any single issuer.

                   MATURITY OF INVESTMENT SECURITIES PORTFOLIO

                                                                                         MORE THAN
                             ONE YEAR OR LESS  ONE TO FIVE YEARS   FIVE TO TEN YEARS     TEN YEARS       TOTAL INVESTMENT SECURITIES
                            -----------------  -----------------   ----------------- -----------------   ---------------------------
                            CARRYING  AVERAGE  CARRYING  AVERAGE   CARRYING  AVERAGE CARRYING  AVERAGE   CARRYING    FAIR    AVERAGE
                             VALUE     YIELD     VALUE    YIELD     VALUE     YIELD   VALUE     YIELD     VALUE      VALUE    YIELD
                            --------  -------  --------  -------   --------  ------- --------  -------   --------   -------  -------
                                                                     (DOLLARS IN THOUSANDS)
HELD TO MATURITY
  U.S. government
    and agency securities   $    --      --%   $    --      --%    $    --      --%    $ --       --%    $    --    $    --      --%
  State and municipal
    obligations .........        --      --         --      --          --      --       --       --          --         --      --
  Mortgage-backed
    securities ..........        --      --         --      --          --      --       --       --          --         --      --
  Other securities ......        --      --         --      --          --      --       --       --          --         --      --
                            -------    ----    -------    ----     -------    ----     ----     ----     -------    -------    ----
    Total held to
      maturity ..........   $    --      --%   $    --      --%    $    --      --%    $ --       --%    $    --    $    --      --%
                            =======    ====    =======    ====     =======    ====     ====     ====     =======    =======    ====

AVAILABLE FOR SALE
  U.S. government and
    agency securities ...   $ 3,066    6.46%   $46,680    5.52%    $12,304    5.86%    $ --       --%    $62,050    $62,050    5.63%
  State and municipal
    obligations .........       767    4.72      6,584    4.86       7,976    4.96      299     4.68      15,626     15,626    4.90
  Mortgage-backed
    securities ..........        --      --         --      --          --      --       --       --          --         --      --
  Other securities ......        --      --         --      --          --      --       --       --          --         --      --
                            -------    ----    -------    ----     -------    ----     ----     ----     -------    -------    ----
    Total available
      for sale ..........   $ 3,833    6.11%   $53,264    5.44%    $20,280    5.51%    $299     4.68%    $77,676    $77,676    5.49%
                            =======    ====    =======    ====     =======    ====     ====     ====     =======    =======    ====
    Total investment
      securities ........   $ 3,833    6.11%   $53,264    5.44%    $20,280    5.51%    $299     4.68%    $77,676    $77,676    5.49%
                            =======    ====    =======    ====     =======    ====     ====     ====     =======    =======    ====

         Deposits. Deposits grew by $56.0 million, or 16.56%, for the year ended December 31, 2001, as compared to 2000 year-end. Approximately $27.0 million of our deposit growth during fiscal year 2001 was attributable to growth in business checking accounts and reflects the continued efforts of our business development officers. These commercial deposit accounts do not earn interest; however, many of them receive an earnings credit on the balance to offset the cost of other services provided by the Bank. Another significant source of deposit growth in 2001 was in time deposit balances, which increased by over $23.0 million in 2001. We have traditionally offered market-competitive rates on our time deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders.

         The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                    DEPOSITS

                                                                     YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------------------
                                                2001                          2000                            1999
                                   --------------------------    ----------------------------    ------------------------------
                                                                     (DOLLARS IN THOUSANDS)

                                             PERCENT   WEIGHTED              PERCENT   WEIGHTED               PERCENT    WEIGHTED
                                                OF     AVERAGE                  OF     AVERAGE                   OF      AVERAGE
                                    BALANCE  DEPOSITS    RATE     BALANCE    DEPOSITS    RATE     BALANCE     DEPOSITS     RATE
                                   --------  --------    ----    ---------   --------    ----    ---------    --------     ----
Demand............................ $ 74,229    18.83%      --%    $ 44,354     13.11%      --%    $ 36,950      13.78%       --%
Savings...........................    5,050     1.28     2.54        3,327      0.98     2.96        3,385       1.26      2.93
Interest-bearing demand...........   28,397     7.20     2.59       32,427      9.59     3.50       26,800       9.99      3.34
Money Market......................   30,427     7.72     2.67       27,923      8.26     3.46       35,764      13.34      3.51
Money Management..................   93,462    23.71     4.04       90,787     26.84     5.99       60,449      22.55      5.15
Time Deposits.....................  162,680    41.26     4.81      139,403     41.22     6.26      104,797      39.08      5.67
                                   --------  -------              --------    ------              --------     ------
      Total deposits.............. $394,245   100.00%             $338,221    100.00%             $268,145     100.00%
                                   ========  =======              ========    ======              ========     ======

         The following table sets forth the amount of our certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2001:

                            AMOUNTS AND MATURITIES OF
                        TIME DEPOSITS OF $100,000 OR MORE

                                                AS OF DECEMBER 31, 2001
                                              --------------------------
                                                        WEIGHTED AVERAGE
                                               AMOUNT      RATE PAID
                                              -------   ----------------
                                                (DOLLARS IN THOUSANDS)
Three months or less ................         $20,760         5.59%
Over three months through six months           16,484         5.03
Over six months through twelve months          11,596         4.60
Over twelve months ..................           7,408         4.90
                                              -------         ----
      Total .........................         $56,248         5.13%
                                              =======         ====

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000, were 68.70% of our total assets at December 31, 2001, and 69.36% and 70.11% of total assets at December 31, 2000 and 1999, respectively.

         We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, revolving lines of credit and Federal Home Loan Bank borrowings.

         On July 21, 2000, BVBC Capital Trust I ("BVBC Trust"), a Delaware business trust formed by Blue Valley, completed the sale of $11.5 million of its 10.375% trust preferred securities. BVBC Trust also issued common securities to Blue Valley and used the proceeds from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures issued by Blue Valley due September 30, 2030. The junior subordinated debentures are the sole assets of BVBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Blue Valley received net proceeds from the offering of its junior subordinated debentures of approximately $10.6 million. Of these net proceeds, $7.1 million were used to retire all of the outstanding indebtedness under Blue Valley's bank stock loan agreement, and $2.0 million were contributed to the Bank in the form of additional capital. The remainder of the proceeds were retained by Blue Valley for general corporate purposes, including additional investments from time to time in the Bank in the form of additional capital. Total offering expenses of approximately $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

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

         The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. Blue Valley has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Under the indenture, Blue Valley is prohibited from paying dividends on common stock if the scheduled payments on the junior subordinated debentures and the trust preferred securities have not been made.

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Topeka, is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1.00% of the aggregate principal amount of its unpaid residential mortgage loans or 5.00% of our total outstanding FHLB advances. The Bank is currently in compliance with this requirement, with a $2.2 million investment in stock of the FHLB of Topeka as of December 31, 2001. In 2001 and 2000, the Bank took advantage of some special advances from the FHLB to supplement its funding base. The Bank had $32.5 million in outstanding long-term advances from the FHLB of Topeka at December 31, 2001 and $5.0 million in outstanding short-term advances at December 31, 2000.

         Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at December 31, 2001, the Bank was within the established guidelines.

          The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.

                                               SHORT-TERM BORROWINGS

                                                                                         WEIGHTED    WEIGHTED
                                                             AVERAGE                     AVERAGE     AVERAGE
                                                 AMOUNT       AMOUNT       MAXIMUM       INTEREST   INTEREST
                                              OUTSTANDING   OUTSTANDING  OUTSTANDING       RATE       RATE
                                                   AT       DURING THE     AT ANY       DURING THE  AT PERIOD
                                               PERIOD END   PERIOD (1)    MONTH END       PERIOD       END
                                              -----------   -----------  -----------    ----------  ----------
                                                     (DOLLARS IN THOUSANDS)
At or for the year ended December 31, 2001:
   Federal Home Loan Bank borrowings ......     $    --       $ 2,985       $ 5,000        6.37%         --%
   Bank Stock Loan ........................          --            --            --          --          --
   Federal Funds purchased ................          --            --            --          --          --
   Note Payable - other ...................          --           231         1,000        6.00          --
   Repurchase agreements ..................      17,173        17,246        20,862        2.37        1.07
                                                -------       -------                      ----        ----
      Total ...............................      17,173        20,462                      2.43        1.07
At or for the year ended December 31, 2000:
   Federal Home Loan Bank borrowings ......     $ 5,000       $ 7,408       $10,000        7.01%       7.17%
   Bank Stock Loan ........................          --         3,999         7,262        8.17          --
   Federal Funds purchased ................          --           590         4,000        7.72          --
   Note Payable - other ...................          --            --            --          --          --
   Repurchase agreements ..................      15,299        13,245        16,650        3.09        3.34
                                                -------       -------                      ----        ----
      Total ...............................      20,299        25,242                      5.15        6.05
At or for the year ended December 31, 1999:
   Federal Home Loan Bank borrowings ......     $10,000       $   461       $10,000        4.50%       5.98%
   Bank Stock Loan ........................       7,450         4,763         7,450        7.03        7.50
   Federal Funds purchased ................          --           163            --        5.10          --
   Note Payable - other ...................          --            --            --          --          --
   Repurchase agreements ..................      11,260         9,500        13,056        3.00        3.00
                                                -------       -------                      ----        ----
      Total ...............................      28,710        14,887                      4.36        5.21

(1) Calculations are based on daily averages where available and monthly averages otherwise.

         Capital Resources. At December 31, 2001, our total stockholders' equity was $28.5 million, and our equity to asset ratio was 5.80%. At December 31, 2000, our total stockholders' equity was $23.8 million. At year-end 2000, our equity to asset ratio was 5.74% as compared to 5.67% at year-end 1999.

         The Federal Reserve Board's risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder's equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2001, our Tier 1 capital ratio was 8.87%, while our total risk-based capital ratio was 10.69%, both of which exceed the capital minimums established in the risk-based capital requirements.

         Our risk-based capital ratios at December 31, 2001, 2000 and 1999 are presented below.

                               RISK-BASED CAPITAL


                                                           DECEMBER 31,
                                              ---------------------------------------
                                                 2001           2000           1999
                                              ---------      ---------      ---------
                                                       (DOLLARS IN THOUSANDS)
Tier 1 capital
Stockholder's equity ....................     $  28,525      $  23,815      $  18,869
Intangible assets .......................        (1,433)        (1,295)        (1,448)
Unrealized (appreciation) depreciation
  on available-for-sale securities ......          (831)          (461)           957
Guaranteed preferred beneficial interest
  in Company's subordinated debt (1) ....         9,231          7,785             --
Other ...................................            --             --             --
                                              ---------      ---------      ---------
  Total Tier 1 capital ..................        35,492         29,844         18,378
                                              ---------      ---------      ---------


Tier 2 capital
Qualifying allowance for loan losses ....         5,002          3,929          3,371
Guaranteed preferred beneficial interest
  in Company's subordinated debt (1) ....         2,269          3,715             --
                                              ---------      ---------      ---------
  Total Tier 2 capital ..................         7,271          7,644          3,371
                                              ---------      ---------      ---------
  Total risk-based capital ..............     $  42,763      $  37,488      $  21,749
                                              =========      =========      =========

Risk weighted assets ....................     $ 399,923      $ 313,841      $ 269,660
                                              =========      =========      =========

Ratios at end of period
Total capital to risk-weighted assets
  ratio .................................       10.69 %        11.95 %         8.07 %
Tier 1 capital to average assets ratio
   (leverage ratio) .....................        7.17 %         7.47 %         5.80 %
Tier 1 capital to risk-weighted assets
  ratio .................................        8.87 %         9.51 %         6.82 %

Minimum guidelines
Total capital to risk-weighted assets
  ratio .................................        8.00 %         8.00 %         8.00 %
Tier 1 capital to average assets ratio
  (leverage ratio) ......................        4.00 %         4.00 %         4.00 %
Tier 1 capital to risk-weighted assets
  ratio .................................        4.00 %         4.00 %         4.00 %

(1) Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). At December 31, 2001, approximately $9.2 million of the trust preferred securities have been included as Tier 1 capital for Blue Valley. The balance of the trust preferred securities have been included as Tier 2 capital for Blue Valley.

INFLATION

         The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. We disclose the estimated fair market value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 16 to the consolidated financial statements included in this report.

FUTURE ACCOUNTING REQUIREMENTS

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This Statement addresses the accounting and reporting for acquired goodwill and other intangible assets. Goodwill shall not be amortized after December 31, 2001. It shall be tested for impairment at a reporting unit level, under certain circumstances. Intangible assets with definite useful lives shall be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment. In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. As of the date of adoption, the Company had identifiable core deposit intangible assets of approximately $1,433,000 that is subject to the transition provisions of SFAS
142. Amortization expense related to intangible assets was $152,000 for the years ended December 31, 2001 and 2000. The initial adoption of this Standard has not had a material impact on the financial statements of the Company.

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

         We strive to maintain a position that changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in our net interest income over the next twelve month period and our economic value of equity at risk at December 31, 2001 based on the indicated instantaneous and permanent changes in interest rates.

                                             NET INTEREST    NET ECONOMIC
                                                INCOME         VALUE OF
     CHANGES IN INTEREST RATES             (NEXT 12 MONTHS) EQUITY AT RISK
     -------------------------             ---------------- --------------
     300 basis point rise                       12.78%          (2.23%)
     200 basis point rise                        9.04%          (1.87%)
     100 basis point rise                        4.49%          (0.56%)
     Base Rate Scenario                            --              --
     50 basis point decline                     (3.81%)         (0.06%)
     100 basis point decline                    (6.47%)         (1.13%)
     150 basis point decline                   (10.13%)         (2.49%)

         The above table indicates that, at December 31, 2001, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing certificates of deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease.

         The above table also indicates that, at December 31, 2001, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 50, 100 or 150 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities with extended call dates. However, the estimated market value increase in fixed rate loans and investment securities is offset by certificates of deposit unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

         The table on page 50 summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, based on the information and assumptions set forth below.

                                        INTEREST-RATE SENSITIVITY ANALYSIS

                                                                   Expected Maturity Date
                             -----------------------------------------------------------------------------------------------------
                                                         Fiscal Year Ending December 31,
                               0-90     91-365   -------------------------------------------------                          Fair
                               Days      Days      2002      2003      2004      2005       2006   Thereafter    Total      Value
                             --------  --------  --------  --------  --------  --------   -------- ----------  --------   --------
INTEREST-EARNING ASSETS:
Fixed Rate Loans..........   $ 34,347  $ 27,993  $ 62,340  $ 17,911  $ 11,868  $  4,641    $ 3,243  $  2,443   $102,446   $118,796
  Average Interest Rate...       6.51%     9.05%     7.66%     9.80%     9.66%     9.47%      8.59%     8.17%      8.39%
Variable Rate Loans.......    192,722     8,863   201,585     9,298     6,224     5,905      7,292     1,325    231,629    222,013
  Average Interest Rate...       5.28%     7.90%     5.40%     8.99%     8.53%     9.21%      7.74%     7.45%      5.81%
Fixed Rate Investments....      1,114     2,719     3,833     5,073    11,387    19,353     17,451    20,579     77,676     77,676
  Average Interest Rate...       6.43%     5.91%     6.06%     5.87%     5.50%     5.56%      5.16%     5.73%      5.55%
Variable Rate Investments          --        --        --        --        --        --         --        --         --         --
  Average Interest Rate...         --        --        --        --        --        --         --        --         --
Federal Funds Sold........      5,000        --     5,000        --        --        --         --        --      5,000      5,000
  Average Interest Rate...       1.76%       --      1.76%       --        --        --         --        --       1.76%
                             --------  --------  --------  --------  --------  --------   --------  --------   --------   --------
    Total interest-earning
      assets..............   $233,183  $ 39,575  $272,758  $ 32,282  $ 29,479  $ 29,899   $ 27,986  $ 24,347   $416,751   $423,485
                             ========  ========  ========  ========  ========  ========   ========  ========   ========   ========
INTEREST-BEARING
LIABILITIES:
Interest-bearing demand...    $28,397    $   --  $ 28,397  $     --  $     --  $     --   $     --  $     --   $ 28,397   $ 28,083
  Average Interest Rate...       1.38%       --      1.38%       --        --        --         --        --       1.38%
Savings and money market..    128,939        --   128,939        --        --        --         --        --    128,939    129,150
  Average Interest Rate...       2.41%       --      2.41%       --        --        --         --        --       2.41%
Time deposits.............     57,779    55,691   113,470    22,549     6,114     5,428     13,322     1,797    162,680    164,555
  Average Interest Rate...       6.15%     4.93%     5.55%     5.48%      5.23%    6.23%      4.99%     5.86%      5.51%
Funds borrowed............     17,555     5,000    22,555    12,000        --        --     12,500    18,119     65,174     66,384
  Average Interest Rate...       1.08%     4.80%     1.91%     4.85%       --        --       4.74%     8.36%      4.79%
                             --------  --------  --------  --------  --------  --------   --------  --------   --------   --------
    Total interest-bearing
      liabilities.........   $232,670  $ 60,691  $293,361  $ 34,549  $  6,114  $  5,428   $ 25,822  $ 19,916   $385,190   $388,172
                             ========  ========  ========  ========  ========  ========   ========  ========   ========   ========
CUMULATIVE:
  Rate sensitive
    assets (RSA)..........   $233,183  $272,758  $272,758  $305,040  $334,519  $364,418  $392,404   $416,751   $416,751
  Rate sensitive
    liabilities (RSL) ....    232,670   293,361   293,361   327,910   334,024   339,452   365,274    385,190    385,190
GAP (GAP = RSA - RSL) ....        513   (20,603)  (20,603)  (22,870)      495   24,966     27,130     31,561     31,561
RSA/RSL...................     100.22%    92.98%    92.98%    93.03%   100.15%  107.35%    107.43%    108.19%
RSA/Total assets..........      47.39%    55.44%    55.44%    62.00%    67.99%   74.07%     79.75%     84.70%
RSL/Total assets..........      47.29%    59.62%    59.62%    66.65%    67.89%   68.99%     74.24%     78.29%
GAP/Total assets..........       0.10%   (4.19)%   (4.19)%   (4.65)%     0.10%    5.07%      5.51%      6.41%
GAP/RSA...................       0.22%   (7.55)%   (7.55)%   (7.50)%     0.15%    6.85%      6.91%      7.57%

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

         Disclosures about fair values of financial instruments, which reflect changes in market prices and rates, can be found in note 16 to the consolidated financial statements included in this report.

ITEM  8:  CONSOLIDATED FINANCIAL STATEMENTS OF BLUE VALLEY BAN CORP

          See index to Blue Valley Ban Corp financial statements on page F-1.

ITEM  9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          No items are reportable.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Blue Valley board of directors is divided into three classes as nearly equal in number as the total number of directors constituting the entire board of directors permits. In order to implement this staggered board, at the 2000 annual meeting, the directors of class 1 were elected to hold office for a term of one year, the directors of class 2 were elected to hold office for a term of two years, and the directors of class 3 were elected to hold office for a term of three years. Thereafter, at each succeeding annual meeting, the directors of each class that are elected will serve a three-year term, and will continue to hold office until their successors are elected and qualified. All of our directors are also directors of the Bank, except Messrs. Henry and McDonnell. Ms. Dotson and Messrs. Bodker, Stein, and Hunter are directors of the Bank, but not of Blue Valley. Each of our directors has been elected for a term to expire at the respective annual meeting. None of our executive officers have employment contracts assuring continued employment.

         For each of our directors, the additional directors of the Bank and our executive officers, we have set forth below their ages as of December 31, 2001, and their principal positions with Blue Valley.

Name                                        Age   Positions
----                                        ---   ---------

Directors

Robert D. Regnier .......................    53   President, Chief Executive
                                                  Officer and Chairman of the
                                                  Board of Directors of Blue
                                                  Valley; President, Chief
                                                  Executive Officer and Director
                                                  of the Bank

Donald H. Alexander......................    63   Director of Blue Valley and
                                                  the Bank

Wayne A. Henry, Jr.......................    49   Director of Blue Valley

C. Ted McCarter..........................    65   Director of Blue Valley and
                                                  Chairman of the Board of
                                                  Directors of the Bank

Thomas A. McDonnell......................    56   Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker.........................    66   Director of the Bank

Suzanne E. Dotson........................    55   Director of the Bank

Charles H. Hunter........................    59   Director of the Bank

Stewart M. Stein.........................    51   Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino .........................    35   Senior Vice President and
                                                  Chief Financial Officer of the
                                                  Bank; Treasurer of Blue Valley

Gregory J. Motley .......................    45   Senior Vice President -
                                                  Commercial Business
                                                  Development for the Bank

Sheila Stokes ...........................    40   Senior Vice President - Retail
                                                  Division of the Bank

Edward A. Herman ........................    57   Senior Vice President and
                                                  Chief Lending Officer of the
                                                  Bank

John Markert ............................    56   Senior Vice President -
                                                  Internet Mortgage Division of
                                                  the Bank

Name                                        Age   Positions
----                                        ---   ---------

Penny T. Hershman .......................    57   Senior Vice President -
                                                  Marketing & Signature
                                                  Financial Services of the Bank


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

         DONALD H. ALEXANDER has been a director of Blue Valley and member of its Audit Committee since 1992. Mr. Alexander has also been a director of the Bank since its formation in 1989. Mr. Alexander is a private investor with a background in commercial banking. In addition to his positions with Blue Valley and the Bank, Mr. Alexander has also been Chairman of Ventaire Corporation in Tulsa, Oklahoma, a metal fabrication company, since 1989; Chairman of Tulsa Power, LLC in Tulsa, Oklahoma, a machinery fabrication company, since 1998; Chairman of Huebert Fiberboard Corp. in Boonville, Missouri, a manufacturing company, since 1996; a director of BHA Group, Inc. in Raytown, Missouri, an air pollution control equipment manufacturer, since 1986; and President and director of Alexander & Associates, Inc. in Kansas City, Missouri, a private investment company, since 1987.

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

         C. TED MCCARTER has been a director of Blue Valley since 1992. Mr. McCarter has also been the Chairman of the board of directors of the Bank and a member of the Loan Committee, Trust Committee and Audit Committee of the Bank since 1990. He has served as the Chairman of Agency Premium Resource in Lenexa, Kansas, an insurance premium finance company, since 1990; the Chairman and President of Valley Investment Co. in Mission Woods, Kansas, a consulting company, since 1990; a director and co-owner of Huebert Fiberboard Co. in Boonville, Missouri, a manufacturing company, since 1996; and a director and co-owner of Emco Specialty Products, Inc. in Kansas City, Kansas, a manufacturing company, since 1996. Mr. McCarter has a background in commercial banking having served as President, Chief Executive Officer, and director of Boatmen's Bank in Kansas City from 1974 to 1990. He has also served as a director of Century Acceptance Corporation of Kansas City and Boatmen's Bancshares of St. Louis.

         THOMAS A. MCDONNELL has been a director of Blue Valley since 1996. Mr. McDonnell has also served as Chief Executive Officer of DST Systems, Inc. in Kansas City, Missouri, a provider of information processing and software services to the financial services industry, since 1984, and as a director of DST since 1971. From August 1983 to November 1995, Mr. McDonnell was Executive Vice President and a director of Kansas City Southern Industries, Inc. in Kansas City, Missouri, a holding company and the former parent of DST. Mr. McDonnell has also been a director of Informix Corp. in Menlo Park, California, a developer, manufacturer and marketer of relational database management systems, connectivity interfaces and gateways, since 1988; a director of BHA Group, Inc. in Kansas City, Missouri, a manufacturer of pollution control devices, since 1993; a director of Computer Sciences Corporation in El Segundo, California, an information technology company, since 1997; a director of Euronet Services, Inc. in Budapest, Hungary, an operator of automatic teller machines, since 1997; a director of Janus Capital Corporation in Denver, Colorado, a registered investment advisor, since 1985.

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

         CHARLES H. HUNTER became a director of the Bank during 2000. Mr. Hunter is a principal in Kessinger/Hunter & Company; a Kansas City based real estate brokerage and management company, and has been with Kessinger/Hunter & Company since 1966. Mr. Hunter served as a director of Boatmen's Bank in Kansas City from 1978 to 1996. He is also a Board member of the Negro Leagues Baseball Museum and serves as an Ambassador to Children's Mercy Hospital.

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

         MARK A. FORTINO has been Treasurer of Blue Valley, Blue Valley Investment and Blue Valley Building, and Senior Vice President and Chief Financial Officer of the Bank since May 1998. As such, he is responsible for oversight of all financial reporting and analysis for Blue Valley, as well as oversight of operations, human resources, mortgage secondary marketing, compliance, audit, information technology and administration. Mr. Fortino also serves on the Technology, Risk Management, Compliance and Communications/Moral Committees of the Bank. Mr. Fortino is a certified public accountant, and for ten years prior to joining Blue Valley, served in various positions, including Audit Manager, at Baird, Kurtz & Dobson (now BKD, LLP), a public accounting firm in Kansas City, Missouri. His prior experience includes bank consulting and auditing, bank mergers and acquisitions, public securities offerings and periodic SEC reporting. Mr. Fortino is a member of the Missouri Society of CPAs and the American Institute of CPAs. Mr. Fortino is also treasurer and serves on the Finance Committee of the Girl Scouts of Midcontinent Council and a member of the University of Kansas Accounting and Information Systems Advisory Board.

         GREGORY J. MOTLEY has been with the Bank since 1999 and is currently Senior Vice President - Commercial Business Development. As such, he is responsible for commercial credit sales efforts at all Bank locations. Mr. Motley has over 20 years of banking experience and during 1999, served as Senior Vice President, Branch Manager of Security Savings Bank, FSB of Olathe, Kansas. Mr. Motley served as President, East Region, of First National Bank, Medicine Lodge, in Overland Park, Kansas, from 1996 to 1998, Senior Vice President of Bank of America, in Kansas City, Missouri, from 1984 to 1996, and Vice President of Security State Bank, Weatherford, Oklahoma, from 1982 to 1984. Mr. Motley began his career with the Federal Reserve Bank of Kansas City, Missouri, as an Assistant Bank Examiner from 1979 to 1982. Mr. Motley is also a co-founder and owner of Integrity Management, Inc., in Leawood, Kansas, a business consulting firm specializing in structural issues and business ethics.

         SHEILA STOKES joined the Bank in 2001 as Senior Vice President heading the Bank's Retail Division. Ms. Stokes is responsible for all Retail sales and activities, Private Banking, Call Center, Consumer Lending and the Retail Mortgage Loan Department. Ms. Stokes has been employed in banking for twenty years with experience as a Personal Banker, Banking Center Manager and Regional Sales Manager. Most recently, she was Vice President, Regional Sales Manager at Bank of America, Kansas City from 1997 to 2001. Previously, she had served as Assistant Vice President, Banking Center Manager, Bank of America, Kansas City from 1991 to 1996, Assistant Cashier, Assistant Banking Center Manager, Bank of America from 1985 to 1990 and Part-time Personal Banker, Goppert Bank & Trust Company, Kansas City from 1981 to 1984.


         EDWARD A. HERMAN has been with the Bank since 1997 and currently serves as Senior Vice President, Senior Lender. He is responsible for the credit quality of the Bank and oversight of the loan operations and loan review functions. Mr. Herman began his banking career in 1971 at Raytown Federal and was promoted to Loan Department Manager and Senior Vice President. From 1983 to 1988, Mr. Herman worked for Blue Valley Federal as Installment Loan Manager for 12 branches, Branch Coordinator for six branches, and as Senior Vice President. 1988 to 1989, he worked for First Federal-K.C. as Chief Operating Officer. From 1989 to 1997, he worked for Boatman's First National Bank and held the position of Vice President Real Estate Banking Group. At Boatman's, Mr. Herman also served on due diligence teams for the acquisitions of Merchants/Metro North, First Continental Bank & Trust, and Bank IV. Previous to his banking career, Mr. Herman served in the United States Air Force as a Staff Sergeant and in Security Services as a Communications Analyst. He holds a Masters of Business Administration from Rockhurst College.

         JOHN MARKERT has been with the Bank since January 2001 and is Senior Vice President and division-head for Internetmortgage.com, the Bank's Internet Mortgage Division. Internetmortgage.com is an Internet mortgage-lending site geared to fulfilling mortgage needs outside of the Bank's local Retail Mortgage Division. John has 31 years of real estate and mortgage experience including six years of Internet mortgage lending. During his real estate and mortgage career, John has held various management and ownership positions. John attended Kansas University. He became a Real Estate Broker in Kansas in 1977 and in Missouri in 1979. In 1990, he started his own mortgage company and in 1996, started Internetmortgage.com, expressly to make residential loans over the Internet.

         PENNY T. HERSHMAN has been with the Bank since 1997 and is currently Senior Vice President of Marketing and Signature Financial Services. As such, she directs the Bank's marketing, the Trust Department and INVEST Financial Services. Ms. Hershman has over 30 years of banking experience. From 1995 to 1997, Ms. Hershman served as principal of Tapco Consulting in Novato, California, a consulting firm, where she specialized in banking, management and marketing. As a founding executive officer of Novato National Bank in Novato, California, Ms. Hershman served in various positions at the Bank including President and Chief Executive Officer from 1984 to 1995. Ms.

Hershman began her career at Metcalf Bank in Overland Park, Kansas, where she advanced from teller to director and Senior Vice President and Cashier.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Blue Valley board of directors has a standing Audit Committee, which reports to the full board of directors in discharging its responsibilities relating to our accounting, reporting and financial control practices. The Audit Committee has general responsibility for oversight of financial controls, as well as our accounting, regulatory and audit activities, and annually reviews the qualifications of our independent auditors. The current members of the Audit Committee are Messrs. Alexander, Bodker, Henry and Stein.

         The Blue Valley board of directors does not currently have a standing Nominating Committee or Compensation Committee. The full Blue Valley board of directors nominates persons to serve as directors of Blue Valley. The compensation of the executive officers and employees of the Bank is determined jointly by the full boards of directors of Blue Valley and the Bank.

ITEM 11: EXECUTIVE COMPENSATION

         The Summary Compensation Table below provides summary information concerning compensation that we paid or accrued during 2001, 2000 and 1999 to or on behalf of our Chief Executive Officer and the three other highest paid executive officers whose salary and bonus for 2001 was in excess of $100,000:

                                                                    ANNUAL COMPENSATION (1)
                                                       -----------------------------------------------
                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
--------------------------------------------   ------  --------   --------   --------    ------------- ---------
                                                                               OTHER      SECURITIES     ALL
                                                                              ANNUAL      UNDERLYING    OTHER
       NAME AND PRINCIPAL POSITIONS             YEAR    SALARY      BONUS    COMP.(2)       OPTIONS    COMP.(3)
--------------------------------------------    ----   --------   --------   --------     ----------   --------
Robert D. Regnier...........................    2001   $215,000    $100,000   $20,492        10,000     $  --
  President, Chief Executive Officer and        2000    200,000      85,000    22,188        10,000        --
  Chairman of the Board of Directors of         1999    185,000      85,000    17,322        14,000        --
  Blue Valley; Chief Executive Officer and
  Director of the Bank

Mark A. Fortino.............................    2001   $100,000    $ 50,000   $ 9,609         3,000     $  --
  Treasurer of Blue Valley; Senior Vice         2000     90,000      35,000    15,191         3,000        --
  President and Chief Financial Officer of      1999     82,500      25,000     7,172         4,000        --
  the Bank

Gregory J. Motley...........................    2001    $95,000    $ 35,000   $ 8,890         3,000     $  --
  Senior Vice President - Commercial            2000     85,000      20,000        --         3,000        --
  Development of the Bank                       1999     10,625       5,000        --         1,000        --

John Markert ...............................    2001   $143,750    $     --    $4,082         2,000     $  --
   Senior Vice President - Internet Mortgage    2000         --          --        --            --        --
   Division of the Bank                         1999         --          --        --            --        --

----------------
(1) Annual compensation does not include the cost to us of benefits executive officers receive in addition to salary and cash bonuses. The aggregate amounts of these personal benefits, however, did not exceed the lesser of either $50,000 or 10% of the total annual compensation of each named executive officer.

(2) Includes the amount of our contributions to our Profit Sharing Plan allocated to the accounts of each of the named executive officers.

(3)  Includes amounts paid for unused vacation, if any

GRANTS OF STOCK OPTIONS

         The following table sets forth information with respect to the executive officers identified in the prior table concerning the grants of options during 2001.

                            AGGREGATED OPTION GRANTS
                                     IN 2001

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                       FOR OPTION TERM (2)
----------------------------------------------------------------------------------------  -----------------------
              (A)                       (B)            (C)           (D)         (E)         (F)          (G)
                                     NUMBER OF     % OF TOTAL
                                    SECURITIES       OPTIONS      EXERCISE
                                    UNDERLYING     GRANTED TO      OR BASE
                                      OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION
              NAME                  GRANTED (#)    FISCAL YEAR     ($/SH)        DATE       5% ($)      10% ($)
---------------------------------   ----------    --------------  ----------  ----------- -----------  ----------

Robert D. Regnier (1)...........      10,000         13.70%         $19.50    12/20/2011    $122,634    $310,780

Mark A. Fortino (1).............       3,000          4.10%         $19.50    12/20/2011     $36,790     $92,234

Gregory J. Motley (1)...........       3,000          4.10%         $19.50    12/20/2011     $36,790     $92,234

John Markert (1)................       2,000          2.70%         $19.50    12/20/2011     $24,527     $62,156

--------------
(1) Options were granted under the Company's 1998 Equity Incentive Plan. The exercise price of each option represents fair market value of the common stock on the date of grant. Options vest two years from the date of grant and have a 10 year term, unless they are exercised or expire earlier upon the occurrence of certain events described in the plan.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the development of an active trading market for the Company's common stock, the performance of the Company's common stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not be achieved.

EXERCISES OF STOCK OPTIONS

         The following table sets forth information with respect to the executive officers identified in the prior table concerning the exercise of options during 2001, and unexercised options held as of December 31, 2001.

                     AGGREGATED OPTION EXERCISES IN 2001 AND
                           2001 YEAR-END OPTION VALUES

                                                                                                         VALUE OF
                                                                                                        UNEXERCISED
                                                                                NUMBER OF              IN-THE-MONEY
                                        NUMBER OF                          UNEXERCISED OPTIONS            OPTIONS
                                          SHARES                               AT YEAR-END:            AT YEAR-END:
                                       ACQUIRED ON                             EXERCISABLE/            EXERCISABLE/
               NAME                      EXERCISE       VALUE REALIZED        UNEXERCISABLE          UNEXERCISABLE(1)
-----------------------------------    -------------    ---------------    ---------------------    --------------------
Robert D. Regnier..................        --                --                 49,160/ -            $226,750/ $ -

Mark A. Fortino....................        --                --                6,800/6,000            $43,580/$ 9,000

Gregory J. Motley..................        --                --                1,000/6,000             $5,120/$ 9,000

John Markert.......................        --                --                   - /2,000               $ - /$ -

----------------

(1) No established public trading market exists for shares of our common stock. The estimated fair value of our common stock at December 31, 2001 was $19.50.

1998 EQUITY INCENTIVE PLAN

         In April 1998, our board of directors and stockholders approved the Blue Valley Ban Corp 1998 Equity Incentive Plan (the "Plan"), which superceded our 1994 Stock Option Plan. The Plan is administered by our full board of directors. The Plan authorizes our board of directors to grant equity awards to substantially all of our employees and directors. The total number of shares of our common stock reserved for awards under the Plan is 100,284. Awards granted under the Plan may consist of any of the following:

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

DIRECTOR COMPENSATION

         We pay each of our nonemployee directors a fee of $1,500 for each meeting of our board of directors, and a fee of $350 for each committee meeting, that he or she attends in person. Directors are also eligible to receive stock options, restricted stock and deferred share unit grants under our 1998 Equity Incentive Plan. In 2001, each nonemployee director of Blue Valley received options to purchase 3,000 shares of our common stock. Mr. Regnier received options to purchase 10,000 shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All of our executive officers and employees are employed by the Bank and do not receive separate compensation for positions held with Blue Valley, Blue Valley Investment Corp. or Blue Valley Building Corp. Executive compensation is determined jointly by the full boards of directors of Blue Valley and the Bank. During 2001, Robert D. Regnier, who is a director of Blue Valley and the Bank, and President and Chief Executive Officer of Blue Valley and the Bank, Mark A. Fortino, who is Senior Vice President and Chief Financial Officer of the Bank and Treasurer of Blue Valley, participated in the deliberations of the boards of directors of Blue Valley and the Bank concerning executive compensation. There are no other reportable compensation committee interlocks or insider participation matters.

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

                  Beneficial Owner                    Shares        Percentage
        ---------------------------------------    -------------    ----------
        Robert D. Regnier......................      555,171 (1)      23.66 %
        Donald H. Alexander....................      147,032 (1)       6.27
        Wayne A. Henry, Jr.....................      119,880 (1)       5.11
        C. Ted McCarter........................       82,584 (1)       3.52
        Thomas A. McDonnell....................      139,952           5.96
        Mark A. Fortino........................       11,800 (1)       0.50
        Gregory J. Motley......................        1,000 (1)       0.04
        All directors and executive officers,
            9 in number, as a group............    1,070,019 (1)      45.59

------------
(1) Includes options that are currently exercisable, or become exercisable within 60 days of March 1, 2001, to purchase from us the number of shares of common stock indicated for the following persons: Robert D. Regnier, 49,160; Donald H. Alexander, 6,000; Wayne A. Henry, Jr., 11,500; C. Ted McCarter, 10,000; Mark A. Fortino, 6,800; Gregory J. Motley, 1,000; Ed Herman, 1,800; and Penny T. Hershman, 8,800.

ITEM     13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of December 31, 2001, the Bank had aggregate loans outstanding to such persons of approximately $10.1 million, which represented 35.52% of our stockholders' equity of $28.5 million on that date. These loans:

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

                                     PART IV

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

(a)      1 and 2. Financial Statements and any Financial Statement Schedules

         The financial statements and financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Form 10K.

(b)      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2001.

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

         23.3     Consent of BKD, LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 25, 2002         By:  /s/ Robert D. Regnier
                                            ---------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director

         Date:  March 25, 2002         By:  /s/ Mark A. Fortino
                                            ---------------------------
                                            Mark A. Fortino, Treasurer and
                                            Principal Finance and Accounting
                                            Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 25, 2002         By:  /s/ Robert D. Regnier
                                            ---------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director

         Date:  March 26, 2002         By:  /s/ Donald H. Alexander
                                            ---------------------------
                                            Donald H. Alexander, Director

         Date:  March 27, 2002         By:  /s/ Wayne A. Henry, Jr.
                                            ---------------------------
                                            Wayne A. Henry, Jr., Director

         Date:  March 26, 2002         By:  /s/ C. Ted McCarter
                                            ---------------------------
                                            C. Ted McCarter, Director

         Date:  March 27, 2002         By:  /s/ Thomas A. McDonnell
                                            ---------------------------
                                            Thomas A. McDonnell, Director

                              BLUE VALLEY BAN CORP

                        DECEMBER 31, 2001, 2000 AND 1999


                                    CONTENTS



                                                                           Page
                                                                           ----

INDEPENDENT ACCOUNTANTS' REPORT...........................................  F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets.......................................................  F-3
     Statements of Income.................................................  F-5
     Statements of Stockholders' Equity...................................  F-6
     Statements of Cash Flows.............................................  F-7
     Notes to Financial Statements........................................  F-8

                         INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas


     We have audited the accompanying consolidated balance sheets of BLUE VALLEY BAN CORP as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BLUE VALLEY BAN CORP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





                                                 /s/ BKD, LLP


Kansas City, Missouri
February 1, 2002

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                    (dollars in thousands, except share data)


                                     ASSETS

                                                                   2001            2000
                                                                 --------        --------

Cash and due from banks                                          $ 20,159        $ 13,720
Federal funds sold                                                  5,000          22,200
                                                                 --------        --------
              Cash and cash equivalents                            25,159          35,920

Available-for-sale securities                                      77,676          76,503
Held-to-maturity securities                                          --             2,000

Mortgage loans held for sale                                       41,853           1,207

Loans                                                             334,075         287,669
   Less allowance for loan losses                                   5,267           4,440
                                                                 --------        --------
              Net loans                                           328,808         283,229

Premises and equipment                                              8,079           6,591
Foreclosed assets held for sale, net                                   49             334
Interest receivable                                                 2,513           3,058
Deferred income taxes                                                 904             939
Prepaid expenses and other assets                                   2,072           2,041
Federal Home Loan Bank stock, Federal Reserve Bank stock,
   and other securities                                             3,477           1,550
Core deposit intangible asset, at amortized cost                    1,433           1,295
                                                                 --------        --------


              Total Assets                                       $492,023        $414,667
                                                                 ========        ========





See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                    (dollars in thousands, except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        2001            2000
                                                                      --------        --------
LIABILITIES
   Demand deposits                                                    $ 74,229        $ 44,354
   Savings, NOW and money market deposits                              157,336         154,464
   Time deposits                                                       162,680         139,403
                                                                      --------        --------
                  Total Deposits                                       394,245         338,221

   Securities sold under agreements to repurchase                       17,173          15,299
   Short-term debt                                                        --             5,000
   Long-term debt                                                       36,118          16,768
   Guaranteed preferred beneficial interest in Company's
     subordinated debt                                                  11,500          11,500
   Advances from borrowers for taxes and insurance                         383           1,350
   Accrued interest and other liabilities                                4,079           2,714
                                                                      --------        --------
                  Total Liabilities                                    463,498         390,852
                                                                      --------        --------

STOCKHOLDERS' EQUITY
   Capital stock
     Common stock, par value $1 per share;
         Authorized 15,000,000 shares; issued and outstanding
         2001 - 2,175,176 shares; 2000 - 2,141,720 shares                2,175           2,142
   Additional paid-in capital                                            5,641           5,277
   Retained earnings                                                    19,878          15,935
   Accumulated other comprehensive income
     Unrealized appreciation on available-for-sale securities,
         net of income taxes of $553 in 2001 and $307
         in 2000                                                           831             461
                                                                      --------        --------
                  Total Stockholders' Equity                            28,525          23,815
                                                                      --------        --------

                  Total Liabilities and Stockholders' Equity          $492,023        $414,667
                                                                      ========        ========






See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (dollars in thousands, except per share data)


                                                                      2001            2000             1999
                                                                    --------        --------         --------
INTEREST INCOME

   Interest and fees on loans                                       $ 27,921        $ 26,733         $ 20,422
   Federal funds sold                                                    679             777              431
   Available-for-sale securities                                       4,422           3,566            2,755
   Held-to-maturity securities                                           119              41
                                                                    --------        --------         --------
              Total Interest Income                                   33,141          31,117           23,608
                                                                    --------        --------         --------

INTEREST EXPENSE

   Interest-bearing demand deposits                                      815             872              644
   Savings and money market deposit accounts                           4,846           5,726            3,156
   Other time deposits                                                 9,775           7,555            6,032
   Securities sold under repurchase agreements                           409             417              287
   Long-term debt and advances                                         2,549           2,126            1,085
                                                                    --------        --------         --------
              Total Interest Expense                                  18,394          16,696           11,204
                                                                    --------        --------         --------

NET INTEREST INCOME                                                   14,747          14,421           12,404

PROVISION FOR LOAN LOSSES                                              2,400           1,950            2,144
                                                                    --------        --------         --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                          12,347          12,471           10,260
                                                                    --------        --------         --------

NONINTEREST INCOME

   Service fees                                                        8,563           2,772            2,835
   Realized gains on sales of securities                                 500               0                3
   Other income                                                          203             284              186
                                                                    --------        --------         --------
              Total Noninterest Income                                 9,266           3,056            3,024
                                                                    --------        --------         --------

NONINTEREST EXPENSE

   Salaries and employee benefits                                     10,063           5,856            4,578
   Net occupancy expense                                               1,574           1,124              894
   Other operating expense                                             4,073           3,313            3,208
                                                                    --------        --------         --------
              Total Noninterest Expense                               15,710          10,293            8,680
                                                                    --------        --------         --------

INCOME BEFORE INCOME TAXES                                             5,903           5,234            4,604

PROVISION FOR INCOME TAXES                                             1,960           1,757            1,521
                                                                    --------        --------         --------

NET INCOME                                                             3,943           3,477            3,083
                                                                    --------        --------         --------

OTHER COMPREHENSIVE INCOME

   Unrealized appreciation (depreciation) on
     available-for-sale securities, net of income taxes
     (credit) of $246, $945 and $(871), respectively                     670           1,418           (1,307)

   Less: reclassification adjustment for realized gains
     (losses) included in net income, net of income taxes of
     $(200) and $1, for 2001 and 1999, respectively                      300                               (2)
                                                                    --------        --------         --------
COMPREHENSIVE INCOME                                                $  4,313        $  4,895         $  1,774
                                                                    ========        ========         ========

BASIC EARNINGS PER SHARE                                            $   1.82        $   1.62         $   1.45
                                                                    ========        ========         ========

DILUTED EARNINGS PER SHARE                                          $   1.77        $   1.59         $   1.42
                                                                    ========        ========         ========


See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (dollars in thousands, except share data)

                                                                                         Accumulated
                                                             Additional                     Other
                                               Common         Paid-In        Retained   Comprehensive
                                                Stock         Capital        Earnings       Income          Total
                                               --------      ----------      --------   -------------     --------

BALANCE, DECEMBER 31, 1998                     $  2,130       $  5,159       $  9,375      $    352       $ 17,016

   Issuance of 7,324 shares of
     common stock                                     8             71                                          79

   Net income                                                                   3,083                        3,083

   Change in unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes
     of $(872)                                                                               (1,309)        (1,309)
                                               --------       --------       --------      --------       --------


BALANCE, DECEMBER 31, 1999                        2,138          5,230         12,458          (957)        18,869

   Issuance of 4,000 shares of
     common stock                                     4             47                                          51

   Net income                                                                   3,477                        3,477

   Change in unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes of $945                                                  1,418          1,418
                                               --------       --------       --------      --------       --------

BALANCE, DECEMBER 31, 2000                     $  2,142       $  5,277       $ 15,935      $    461       $ 23,815
                                               ========       ========       ========      ========       ========

   Issuance of 33,456 shares of
     common stock                                    33            364                                         397

   Net income                                                                   3,943                        3,943

   Change in unrealized appreciation
     (depreciation) on available-for-sale
     securities, net of income taxes of $246                                                    370            370
                                               --------       --------       --------      --------       --------

BALANCE, DECEMBER 31, 2001                     $  2,175       $  5,641       $ 19,878      $    831       $ 28,525
                                               ========       ========       ========      ========       ========





See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (dollars in thousands)

                                                                            2001             2000             1999
                                                                          --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $  3,943         $  3,477         $  3,083
     Items not requiring (providing) cash:
         Depreciation and amortization                                         848              653              533
         Amortization of premiums and discounts
              on securities                                                     24               74               50
         Provision for loan losses                                           2,400            1,950            2,144
         Deferred income taxes                                                (212)             (43)            (497)
         Gain on sales of available-for-sale securities                       (500)            --                 (3)
         Gain on sale of premises and equipment                                 (5)            --               --
     Changes in:
         Accrued interest receivable                                           546           (1,019)            (538)
         Mortgage loans held for sale                                      (40,646)            (255)           1,002
         Prepaid expenses and other assets                                     (87)            (291)            (259)
         Accrued interest payable and other liabilities                      1,365              292              680
                                                                          --------         --------         --------
                  Net cash provided by (used in) operating activities      (32,324)           4,838            6,195
                                                                          --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net originations of loans                                             (53,295)         (41,375)         (92,460)
     Proceeds from sales of loan participations                              4,946            1,617            2,231
     Purchase of premises and equipment                                     (1,445)          (1,514)            (530)
     Proceeds from sale of premises and equipment                               11             --               --
     Proceeds from the sale of foreclosed assets                               655            1,024              455
     Purchases of held-to-maturity securities                                 --             (2,000)            --
     Proceeds from maturities of held-to-maturity securities                 2,000             --               --
     Proceeds from sales of available-for-sale securities                   16,400             --              2,003
     Proceeds from maturities of available-for-sale securities              33,875            3,355           10,105
     Purchases of available-for-sale securities                            (50,357)         (28,923)          (9,556)
     Purchases of Federal Home Loan Bank stock, Federal Reserve
         Bank stock, and other securities                                   (1,926)            (516)            (417)
     Net cash acquired in branch acquisition                                 1,604             --               --
                                                                          --------         --------         --------
                  Net cash used in investing activities                    (47,532)         (68,332)         (88,169)
                                                                          --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, money market,
         NOW and savings accounts                                           31,279           35,470           66,381
     Net increase (decrease) in certificates of deposit                     22,162           34,606           (8,060)
     Repayments of long-term debt                                             (150)            (140)            (130)
     Proceeds from long-term debt                                           19,500            5,000             --
     Net proceeds from guaranteed preferred beneficial interest in
             Company's subordinated debt                                      --             10,587             --
     Net proceeds (payments) on short-term debt                             (5,000)         (12,450)          13,875
     Proceeds from sale of common stock                                        397               51               79
     Net increase in other borrowings                                        1,874            4,039            2,443
     Net increase (decrease) in advances from borrowers
         for taxes and insurance                                              (967)          (1,209)           1,847
                                                                          --------         --------         --------
                  Net cash provided by financing activities                 69,095           75,954           76,435
                                                                          --------         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (10,761)          12,460           (5,539)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                      35,920           23,460           28,999
                                                                          --------         --------         --------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                          $ 25,159         $ 35,920         $ 23,460
                                                                          ========         ========         ========

SUPPLEMENTAL CASH FLOWS INFORMATION
     Loans transferred to foreclosed assets held for sale                 $    370         $  1,172         $    595
     Interest paid                                                        $ 18,443         $ 16,077         $ 11,411
     Income taxes paid (net of refunds)                                   $  2,693         $  1,900         $  1,655



See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



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

     BVBC Capital Trust I is a Delaware business trust that was created in 2000 to offer trust preferred securities and to purchase the Company's prior subordinated debentures. The Trust has a term of 35 years, but may dissolve earlier as provided in its trust agreement.

OPERATING SEGMENT

     The Company provides community banking services through its subsidiary bank, including such products and services as loans; time deposits, checking and savings accounts; trust services; and investment services. These activities are reported as one operating segment.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        DECEMBER 31, 2001, 2000 AND 1999


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

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash equivalents consisted of federal funds sold.

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

OTHER INVESTMENTS

        The Company, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain an investment in capital stock of both the FHLB and FRB. No ready market exists for the either stock, and the stocks have no quoted market value. Such stock is recorded at cost and reported as other investments in the accompanying consolidated balance sheets.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, when in the opinion of management, collection of interest or principal payments becomes doubtful. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

PREMISES AND EQUIPMENT

     Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

FORECLOSED ASSETS HELD FOR SALE

     Assets acquired by foreclosure or in settlement of debt and held for sale are valued at their estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in non-interest expenses, net.

CORE DEPOSIT INTANGIBLE ASSETS

     Unamortized core deposit intangible assets aggregated $1,433,000 and $1,295,000 (originally $2,286,000) at December 31, 2001 and 2000, respectively, and have been amortized over a 15-year period using the straight-line method. Amortization expense related to core deposit intangible assets was $152,000 for each of the years 2001, 2000 and 1999.

FEE INCOME

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

RECLASSIFICATION

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

     The computation of per share earnings is as follows:

                                                         2001              2000              1999
                                                      ----------        ----------        ----------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Net income                                            $    3,943        $    3,477        $    3,083
                                                      ----------        ----------        ----------

Average common shares outstanding                      2,165,030         2,141,523         2,131,372
Average common share stock options outstanding            57,136            49,782            34,636
                                                      ----------        ----------        ----------
Average diluted common shares                          2,222,166         2,191,305         2,166,008
                                                      ----------        ----------        ----------

        Basic earnings per share                      $     1.82        $     1.62        $     1.45
                                                      ==========        ==========        ==========


        Diluted earnings per share                    $     1.77        $     1.59        $     1.42
                                                      ==========        ==========        ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



NOTE 2:  INVESTMENT IN DEBT SECURITIES

     The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                                 December 31, 2001
                                            -------------------------------------------------------------
                                                              Gross            Gross
                                            Amortized       Unrealized       Unrealized       Approximate
                                              Cost            Gains            Losses         Fair Value
                                            ---------       ----------       -----------      -----------
                                                               (dollars in thousands)
     U.S. Treasury                           $  2,000        $     36         $   --           $  2,036
     U.S. Government agencies                  59,024           1,119             (129)          60,014
     State and political subdivisions          15,268             368              (10)          15,626
                                             --------        --------         --------         --------

                                             $ 76,292        $  1,523         $   (139)        $ 77,676
                                             ========        ========         ========         ========


                                                                 December 31, 2000
                                            -------------------------------------------------------------
                                                              Gross             Gross
                                            Amortized       Unrealized        Unrealized      Approximate
                                               Cost           Gains             Losses        Fair Value
                                            ---------       ----------        ----------      -----------
                                                               (dollars in thousands)
     U.S. Treasury                           $  8,000        $    106         $     (2)        $  8,104
     U.S. Government agencies                  52,488             606             (197)          52,897
     State and political subdivisions          15,247             258               (3)          15,502
                                             --------        --------         --------         --------

                                             $ 75,735        $    970         $   (202)        $ 76,503
                                             ========        ========         ========         ========

     Maturities of available-for-sale debt instruments at December 31, 2001:

                                        Amortized     Approximate
                                           Cost       Fair Value
                                        ---------     -----------
                                         (dollars in thousands)
     In one year or less                 $ 3,755        $ 3,833
     After one through five years         52,392         53,264
     After five through ten years         19,846         20,280
     After ten years                         299            299
                                         -------        -------

                                         $76,292        $77,676
                                         =======        =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 2:  INVESTMENT IN DEBT SECURITIES (CONTINUED)

     The amortized cost and approximate fair value of held-to-maturity securities are as follows:

                                                                 December 31, 2000
                                             ------------------------------------------------------------
                                                              Gross            Gross
                                             Amortized      Unrealized       Unrealized       Approximate
                                               Cost           Gains            Losses         Fair Value
                                             ---------      ----------       -----------      -----------
                                                                 (dollars in thousands)

     U.S. Government agencies                 $ 2,000        $    14                            $ 2,014
                                              =======        =======                            =======

     The Company held no held-to-maturity securities as of December 31, 2001.

     The book value and approximate fair value of securities pledged as collateral to secure public deposits amounted to $35,298,000 at December 31, 2001 and $25,380,000 at December 31, 2000.

     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities. At December 31, 2001, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual dealer. Securities sold under agreements to repurchase averaged $17,246,000 and $13,245,000 during 2001 and 2000, and the maximum amounts outstanding at any month-end were $20,862,000 and $16,650,000, respectively. The book value and approximate fair value of securities pledged to secure agreements to repurchase amounted to $27,413,000 and $21,155,000 at December 31, 2001 and 2000, respectively.

     Gross gains of $514,000 and $3,000 were realized in 2001 and 1999, respectively, and gross losses of $14,000 were realized in 2001 resulting from sales of available-for-sale securities.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at December 31, 2001 and 2000 include the following:

                                                         2001            2000
                                                       --------        --------
                                                        (dollars in thousands)

      Commercial                                       $ 85,311        $ 76,556
      Commercial real estate                             63,756          42,267
      Construction                                       94,158          60,225
      Residential real estate                            24,460          37,290
      Leases                                             24,079          25,143
      Personal                                           29,895          35,864
      Home equity                                        12,776          10,657
                                                       --------        --------

      Total loans                                       334,435         288,002
               Less: Unearned discount and fees             360             333
                     Allowance for loan losses            5,267           4,440
                                                       --------        --------

               Net loans                               $328,808        $283,229
                                                       ========        ========

     Activity in the allowance for loan losses was as follows:

                                                             2001            2000            1999
                                                            -------         -------         -------
                                                                    (dollars in thousands)

        Balance, beginning of year                          $ 4,440         $ 3,817         $ 2,341
             Provision charged to expense                     2,400           1,950           2,144
             Losses charged off, net of recoveries
               of $363,000 $203,000 and $104,000
               for 2001, 2000 and 1999, respectively         (1,573)         (1,327)           (668)
                                                            -------         -------         -------

        Balance, end of year                                $ 5,267         $ 4,440         $ 3,817
                                                            =======         =======         =======

     Impaired loans totaled $8,431,000 and $5,762,000 at December 31, 2001 and 2000, respectively, with related allowances for loan losses of $1,470,000 and $1,368,000, respectively.

     Total interest income of $923,000 and $882,000 was recognized on average impaired loans of $6,630,000 and $6,186,000 for 2001 and 2000, respectively. Included in this total is cash-basis interest income of $202,000 and $72,000 recognized on impaired loans on nonaccrual during 2001 and 2000, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 4:  PREMISES AND EQUIPMENT

     Major classifications of these assets are as follows:

                                              2001           2000
                                             -------        -------
                                             (dollars in thousands)

        Land                                 $ 1,577        $ 1,477
        Building and improvements              5,370          4,494
        Furniture and equipment                3,368          2,238
        Land improvements, net                   230            230
                                             -------        -------
                                              10,545          8,439
        Less accumulated depreciation          2,466          1,848
                                             -------        -------

        Total premises and equipment         $ 8,079        $ 6,591
                                             =======        =======


NOTE 5:  INTEREST-BEARING DEPOSITS

     Interest-bearing time deposits in denominations of $100,000 or more were $56,248,000 on December 31, 2001 and $50,593,000 on December 31, 2000.

     At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                                        (dollars in thousands)
        2002                                   $ 113,470
        2003                                      22,549
        2004                                       6,114
        2005                                       5,428
        2006 and thereafter                       15,119
                                               ---------

                                               $ 162,680
                                               =========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



NOTE 6:  OPERATING LEASES

     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2004. Minimum future rentals receivable under noncancellable operating leases at December 31, 2001 are as follows:

                                                    (dollars in thousands)
        2002                                               $ 133
        2003                                                 138
        2004                                                 143
                                                           -----

        Future minimum lease receivable                    $ 414
                                                           =====

     The Company leases space from others under noncancellable operating leases expiring in various years through 2004. Consolidated rental and operating lease expenses were $82,000 in 2001, $30,000 in 2000 and $24,200 in 1999. Minimum
rental commitments payable under noncancellable operating leases at December 31, 2001 are as follows:

                                                   (dollars in thousands)
        2002                                               $  95
        2003                                                  70
        2004                                                  32
                                                           -----

        Future minimum lease payable                       $ 197
                                                           =====

NOTE 7:  INCOME TAXES

     The provision for income taxes consists of the following:

                                        2001            2000            1999
                                       -------         -------         -------
                                               (dollars in thousands)
        Taxes currently payable        $ 2,172         $ 1,800         $ 2,018
        Deferred income taxes             (212)            (43)           (497)
                                       -------         -------         -------

                                       $ 1,960         $ 1,757         $ 1,521
                                       =======         =======         =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 7:  INCOME TAXES (CONTINUED)

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                    2001            2000            1999
                                                   -------         -------         -------
                                                           (dollars in thousands)
        Computed at the statutory
             rate (34%)                            $ 2,007         $ 1,780         $ 1,565
        Increase (decrease) resulting from:
             Tax-exempt interest                      (248)           (242)           (190)
             Stock options                             (59)             (2)            (22)

             State income taxes                        194             128             138
             Other                                      66              93              30
                                                   -------         -------         -------

        Actual tax provision                       $ 1,960         $ 1,757         $ 1,521
                                                   =======         =======         =======

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2001 and 2000 consolidated balance sheets are as follows:

                                                                2001            2000
                                                               -------         -------
                                                               (dollars in thousands)

        Deferred tax assets:
             Allowance for loan losses                         $ 1,528         $ 1,349
             Accrued compensated absences                           47              64
             Accumulated depreciation on available-for-
                 sale securities
                                                               -------         -------
                                                                 1,575           1,413
                                                               -------         -------

        Deferred tax liabilities:
             Accumulated depreciation                              (52)            (26)
             Accumulated appreciation on available-for-
                 sale securities                                  (553)           (307)
             Other                                                 (66)           (141)
                                                               -------         -------
                                                                  (671)           (474)
                                                               -------         -------

                     Net deferred tax asset                    $   904         $   939
                                                               =======         =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 8:  SHORT-TERM DEBT

     Short-term debt at December 31, 2001 and 2000 consisted of the following components:

                                                    2001            2000
                                                  --------         ------
                                                   (dollars in thousands)
        Federal Home Loan Bank advance (A)        $   --           $5,000
                                                  --------         ------

        Total short-term debt                     $   --           $5,000
                                                  ========         ======

           (A) Due in June 2001; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rate on the advance was 7.170%.


NOTE 9:  LONG TERM DEBT

     Long-term debt at December 31, 2001 and 2000 consisted of the following components:

                                                     2001           2000
                                                   --------       --------
                                                   (dollars in thousands)
        Note payable - other (A)                   $  1,618       $  1,768
        Note payable - bank (B)                       2,000          --
        Federal Home Loan Bank advances (C)          32,500         15,000
                                                   --------       --------

        Total long-term debt                       $ 36,118       $ 16,768
                                                   ========       ========

           (A) Due in August 2009; payable in monthly installments of $23,175 including interest at 7.5%; collateralized by land, building and assignment of future rents.

           (B) Borrowing under $10 million revolving line of credit; interest only at the fed funds rate + 1.68% due quarterly until 2003, when the outstanding principal balance is due; collateralized by common stock of the Company's subsidiary bank.

           (C) Due in 2008, 2010 and 2011; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.00% to 5.682%.

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 9:  LONG TERM DEBT (CONTINUED)

     Aggregate annual maturities of long-term debt at December 31, 2001 are as follows:

                                (dollars in thousands)
        2002                          $    162
        2003                             2,175
        2004                               188
        2005                               203
        2006                               219
        Thereafter                      33,171
                                      --------

                                      $ 36,118
                                      ========


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

                        DECEMBER 31, 2001, 2000 AND 1999


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                   To Be Well Capitalized
                                                                For Capital        Under Prompt Corrective
                                           Actual            Adequacy Purposes        Action Provisions
                                    ------------------       ------------------      -------------------
                                     Amount      Ratio        Amount      Ratio       Amount      Ratio
                                    --------     -----       --------     -----      ---------   -------
     AS OF DECEMBER 31, 2001:                                    (dollars in thousands)

     Total Capital
     (to Risk Weighted Assets)
              Consolidated          $ 42,763     10.69%      $ 31,994     8.00%         N/A
                                    ========     =====       ========     ====
              Bank Only             $ 41,609     10.54%      $ 31,586     8.00%      $  39,483     10.00%
                                    ========     =====       ========     ====       =========     =====

     Tier 1 Capital
     (to Risk Weighted Assets)
              Consolidated          $ 35,492      8.87%      $ 15,997     4.00%         N/A
                                    ========     =====       ========     ====
              Bank Only             $ 36,669      9.29%      $ 15,793     4.00%      $  23,690      6.00%
                                    ========     =====       ========     ====       =========     =====

     Tier 1 Capital
     (to Average Assets)
              Consolidated          $ 35,492      7.17%      $ 19,812     4.00%         N/A
                                    ========     =====       ========     ====
              Bank Only             $ 36,669      7.48%      $ 19,612     4.00%      $  24,515      5.00%
                                    ========     =====       ========     ====       =========     =====

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 11:  REGULATORY MATTERS (CONTINUED)

                                                                                   To Be Well Capitalized
                                                                 For Capital       Under Prompt Corrective
                                           Actual             Adequacy Purposes       Action Provisions
                                    ------------------       ------------------      -------------------
                                     Amount      Ratio        Amount      Ratio       Amount      Ratio
                                    --------     -----       --------     -----      ---------   -------
      AS OF DECEMBER 31, 2000:                                       (dollars in thousands)

     Total Capital
     (to Risk Weighted Assets)
              Consolidated          $ 37,488     11.95%      $ 25,107     8.00%         N/A
                                    ========     =====       ========     ====
              Bank Only             $ 33,453     10.84%      $ 24,693     8.00%      $  30,866     10.00%
                                    ========     =====       ========     ====       =========     =====

     Tier 1 Capital
     (to Risk Weighted Assets)
              Consolidated          $ 29,844      9.51%      $ 12,554     4.00%         N/A
                                    ========     =====       ========     ====
              Bank Only             $ 29,588      9.59%      $ 12,346     4.00%      $  18,520      6.00%
                                    ========     =====       ========     ====       =========     =====

     Tier 1 Capital
     (to Average Assets)
              Consolidated          $ 29,844      7.47%      $ 15,980     4.00%          N/A
                                    ========     =====       ========     ====
              Bank Only             $ 29,588      7.50%      $ 15,777     4.00%      $  19,721      5.00%
                                    ========     =====       ========     ====       =========     =====


     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2001, approximately $10,023,000 of retained earnings were available for dividend declaration without prior regulatory approval.


NOTE 12:  TRANSACTIONS WITH RELATED PARTIES

     At December 31, 2001 and 2000, the Company had loans outstanding to executive officers, directors and to companies in which the Bank's executive officers or directors were principal owners, in the amounts of $10,133,000 and $2,128,000, respectively. Related party transactions for 2001 and 2000 were as follows:

                                             2001              2000
                                           --------          --------
                                            (dollars in thousands)
        Balance, beginning of year         $  2,128          $  1,384
        New loans                             8,301             1,389
        Repayments                             (296)             (645)
                                           --------          --------

        Balance, end of year               $ 10,133          $  2,128
                                           ========          ========

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

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 13:  PROFIT SHARING PLAN

     The Company's profit sharing plan covers substantially all employees. Contributions to the plan are determined annually by the Board of Directors, and participant interests are vested over a period from two to six years of service. Employer contributions charged to expense for 2001, 2000 and 1999 were $292,000, $271,000 and $216,000, respectively.


NOTE 14:  STOCK OPTIONS

     The Company has a fixed option plan under which the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2001, the Company had 100,284 options available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years.

     A summary of the status of the plan at December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented below:

                                                  2001                            2000                            1999
                                        -------------------------       -------------------------       -------------------------
                                                         Weighted                        Weighted                        Weighted
                                                         Average                         Average                         Average
                                                         Exercise                        Exercise                        Exercise
                                         Shares           Price          Shares           Price          Shares           Price
                                        --------         --------       --------         --------       --------         --------

Outstanding, beginning of year           224,716         $ 12.86         157,216         $ 11.21         101,340         $  9.18
Granted                                   73,500           19.50          71,500           16.50          64,000           14.38
Exercised                                (32,456)          11.70          (4,000)          12.81          (7,324)          10.75
Forfeited                                (30,000)          15.37               0                            (800)
                                        --------         -------        --------         -------        --------         -------

Outstanding, end of year                 235,760         $ 14.77         224,716         $ 12.86         157,216         $ 11.21
                                        ========         =======        ========         =======        ========         =======

Options exercisable, end of year         171,760         $ 13.44         150,216         $ 11.57          88,860         $  9.91
                                        ========         =======        ========         =======        ========         =======

     The weighted-average remaining contractual life at December 31, 2001 was
8.93 years. Exercise prices ranged from $3.75 to $19.50.

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 14:  STOCK OPTIONS (CONTINUED)

     The fair value of options granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                       2001          2000          1999
                                                      ------        ------        ------
                                                           (dollars in thousands)
Dividend per Share                                    $ --          $ --          $ --
Risk-Free Interest Rate                                  4%           6%           6%
Expected Life of Options                              2 years       2 years       2 years
Weighted-average fair value of options granted
     during the year                                  $ 108         $ 130         $ 101
                                                      =====         =====         ====

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


                                                        2001           2000           1999
                                                       -------        -------        -------
                                                              (dollars in thousands)
Net income                         As reported         $ 3,943        $ 3,477        $ 3,083
                                   Pro forma           $ 3,864        $ 3,401        $ 3,023

Basic earnings per share           As reported         $  1.82        $  1.62        $  1.45
                                   Pro forma           $  1.78        $  1.59        $  1.42

Diluted earnings per share         As reported         $  1.77        $  1.59        $  1.42
                                   Pro forma           $  1.74        $  1.55        $  1.40


                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 15:  OTHER INCOME/EXPENSE

     Other operating expenses consist of the following:

                                    2001            2000            1999
                                   -------         -------         -------
                                            (dollars in thousands)
        Advertising                $   732         $   514         $   475
        Data processing                441             397             352
        Professional fees              379             289             259
        Other expense                2,521           2,113           2,122
                                   -------         -------         -------

             Total                 $ 4,073         $ 3,313         $ 3,208
                                   =======         =======         =======

     Other income consists of the following:

                               2001          2000          1999
                               -----         -----         -----
                                    (dollars in thousands)
        Rental income          $ 140         $ 170         $ 143
        Other income              63           114            43
                               -----         -----         -----

             Total             $ 203         $ 284         $ 186
                               =====         =====         =====

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 16:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 16:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 16:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


                                                                             2001                           2000
                                                                  -------------------------       -------------------------
                                                                  Carrying          Fair          Carrying          Fair
                                                                   Amount           Value           Amount          Value
                                                                  ---------       ---------       ---------       ---------
     Financial assets:                                                              (dollars in thousands)
               Cash and cash equivalents                          $  25,159       $  25,159       $  35,920       $  35,920
               Available-for-sale securities                         77,676          77,676          76,503          76,503
               Held-to-maturity securities                                0               0           2,000           2,014
               Mortgage loans held for sale                          41,853          41,862           1,207           1,207
               Interest receivable                                    2,513           2,513           3,058           3,058
               Loans, net of allowance for loan losses              328,808         335,539         283,229         283,476

     Financial liabilities:
               Deposits                                             394,245         394,740         338,221         334,186
               Advances from borrowers for taxes
                   and insurance                                        383             383           1,350           1,350
               Securities sold under agreements to                   17,173          17,173          15,299          15,302
             repurchase
               Short-term debt                                            0               0           5,000           5,036
               Long-term debt                                        36,118          36,094          16,768          16,707
               Guaranteed preferred beneficial interest in
                     Company's subordinated debt                     11,500          12,734          11,500          12,061
               Interest payable                                       1,484           1,484           1,533           1,533

     Unrecognized financial instruments
           (net of amortization):
                   Commitments to extend credit                           0               0               0               0
                   Letters of credit                                      0               0               0               0
                   Lines of credit                                        0               0               0               0
                   Forward commitments                                    0               0               0               0


NOTE 17:  COMMITMENTS AND CREDIT RISKS

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

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 17:  COMMITMENTS AND CREDIT RISKS (CONTINUED)

     At December 31, 2001 and 2000, the Company had outstanding commitments to originate loans aggregating approximately $46,467,000 and $40,692,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,110,000 and $6,836,000 at December 31, 2001 and 2000, respectively, with the remainder at floating market rates.

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

     Total mortgage loans in the process of origination amounted to $84,280,000 and $8,609,000 and mortgage loans held for sale amounted to $41,853,000 and $1,207,000 at December 31, 2001 and 2000, respectively. Related forward commitments to sell mortgage loans amounted to approximately $126,133,000 and $9,816,000 at December 31, 2001 and 2000, respectively. Mortgage loans in the process of origination represent commitments to originate loans at fixed rates.

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

     The Company had total outstanding letters of credit amounting to $3,232,000 and $3,439,000 at December 31, 2001 and 2000, respectively.

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

     At December 31, 2001 and 2000, unused lines of credit borrowings aggregated approximately $112,428,000 and $80,051,000, respectively.

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 17:  COMMITMENTS AND CREDIT RISKS (CONTINUED)

     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2001 and 2000, federal funds sold totaling $5,000,000 and $22,200,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $5,000,000 and $13,800,000 at December 31, 2001 and 2000, respectively.


NOTE 18:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1:
Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

                                                          2001                                            2000
                                       -------------------------------------------     -------------------------------------------
                                       FOURTH       THIRD      SECOND       FIRST      FOURTH       THIRD      SECOND       FIRST
                                       QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                       -------     -------    --------     -------     -------     -------     -------     -------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
      Net interest income after
          provision for loan losses    $  3,063    $  3,184    $  3,051    $  3,049    $  3,260    $  2,997    $  3,070    $  3,144
      Noninterest income                  4,197       2,586       1,585         898         785         817         779         675
      Noninterest expense                 4,829       4,184       3,517       3,180       2,711       2,589       2,395       2,598
                                       --------    --------    --------    --------    --------    --------    --------    --------
Income before income taxes                2,431       1,586       1,119         767       1,334       1,225       1,454       1,221
Income taxes                                805         544         356         255         450         411         508         388
                                       --------    --------    --------    --------    --------    --------    --------    --------
      Net income                       $  1,626    $  1,042    $    763    $    512    $    884    $    814    $    946    $    833
                                       ========    ========    ========    ========    ========    ========    ========    ========

Net Income per Share Data
      Basic                            $   0.75    $   0.48    $   0.35    $   0.24    $   0.41    $   0.38    $   0.44    $   0.39
                                       ========    ========    ========    ========    ========    ========    ========    ========
      Diluted                          $   0.72    $   0.47    $   0.35    $   0.23    $   0.40    $   0.37    $   0.43    $   0.38
                                       ========    ========    ========    ========    ========    ========    ========    ========

Balance Sheet
      Total assets                     $492,023    $479,062    $451,065    $440,779    $414,667    $397,644    $353,880    $333,662
      Total loans, net                  328,808     315,480     309,906     294,306     283,229     278,994     263,491     250,330
      Shareholders' equity               28,525      27,340      25,791      24,874      23,815      21,975      20,620      19,627

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.


NOTE 19:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 20:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. Goodwill shall not be amortized after December 31, 2001. It shall be tested for impairment at a reporting unit level, under certain circumstances. Intangible assets with definite useful lives shall be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment. In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. As of the date of adoption, the Company had identifiable core deposit intangible assets of approximately $1,433,000 that is subject to the transition provisions of SFAS
142. Amortization expense related to intangible assets was $152,000 for the years ended December 31, 2001 and 2000. The initial adoption of this Standard has not had a material impact on the financial statements of the Company.

     The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations." This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for Blue Valley's fiscal year ending December 31, 2002. The adoption of SFAS 143 is not expected to have a material impact on the financial statements.

     The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS is effective for Blue Valley's fiscal year ending December 31, 2002. The adoption of this statement is not expected to have a material impact on the financial statements.

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 21:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                     2001          2000
                                                                                   --------      --------
                                                                                      (In thousands)
ASSETS
     Cash and cash equivalents                                                     $    301      $  1,291
     Investments in subsidiaries:
         Bank of Blue Valley                                                         38,933        31,344
         Blue Valley Building Corp.                                                   1,978         1,516
         BVBC Capital Trust I                                                           356           356
     Loans                                                                                0           300
     Other assets                                                                     1,444         1,545
                                                                                   --------      --------

              Total Assets                                                         $ 43,012      $ 36,352
                                                                                   ========      ========

LIABILITIES
     Long-term debt                                                                $  2,000
     Guaranteed preferred beneficial interest in
            Company's subordinated debt                                              11,856      $ 11,856
     Other liabilities                                                                  631           681
                                                                                   --------      --------
              Total Liabilities                                                      14,487        12,537
                                                                                   --------      --------

STOCKHOLDERS' EQUITY
     Common stock                                                                     2,175         2,142
     Additional paid-in capital                                                       5,641         5,277
     Undivided profits                                                               19,878        15,935
     Unrealized appreciation  on available-for-sale securities,
         net of income taxes of $553 and $307 at 2001 and 2000, respectively            831           461
                                                                                   --------      --------
              Total Stockholders' Equity                                             28,525        23,815
                                                                                   --------      --------

              Total Liabilities and Stockholders' Equity                           $ 43,012      $ 36,352
                                                                                   ========      ========

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 21:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001           2000           1999
                                                              --------       --------       --------
                                                                          (In thousands)
Income
     Dividends from subsidiaries                              $     37       $    616       $    695
     Other income                                                   29             30              5
                                                              --------       --------       --------
                                                                    66            646            700

Expenses                                                         1,375            918            379
                                                              --------       --------       --------

Income (loss) before income taxes and equity in
     undistributed net income of subsidiaries                   (1,309)          (272)           321
Credit for income taxes                                           (446)          (297)          (128)
                                                              --------       --------       --------

Income (loss) before equity in undistributed net income
     of subsidiaries                                              (863)            25            449
Equity in undistributed net income of subsidiaries               4,806          3,452          2,634
                                                              --------       --------       --------

Net income                                                    $  3,943       $  3,477       $  3,083
                                                              ========       ========       ========

                             BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 21:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001            2000            1999
                                                              ---------       ---------       ---------
                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $   3,943       $   3,477       $   3,083
     Items not requiring (providing) cash:
         Deferred income taxes                                      181            (297)           (128)
         Equity in undistributed income of subsidiaries          (4,806)         (3,452)         (2,634)
     Changes in:
         Other assets                                               (80)             (1)             (3)
         Other liabilities                                          (50)            240             146
                                                              ---------       ---------       ---------
              Net cash provided by (used in)
                  operating activities                             (812)            (33)            464
                                                              ---------       ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital contributed to subsidiary                           (2,875)         (2,000)         (4,500)
     Net collections (originations) of loans                        300                            (100)
                                                              ---------       ---------       ---------
              Net cash used in investing activities              (2,575)         (2,000)         (4,600)
                                                              ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                                                (7,450)           (625)
     Proceeds from long-term debt                                 2,000                           4,500
     Net proceeds from guaranteed preferred beneficial
          interest in Company's subordinated debt                                10,587
     Proceeds from sale of common stock                             397              51              79
                                                              ---------       ---------       ---------
              Net cash provided by financing activities           2,397           3,188           3,954
                                                              ---------       ---------       ---------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              (990)          1,155            (182)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                            1,291             136             318
                                                              ---------       ---------       ---------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                              $     301       $   1,291       $     136
                                                              =========       =========       =========