Form 10-Q
period 2002-03-31
BLUE VALLEY BAN CORP
filed 2002-05-15
CIK 901842

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on March 31, 2002 was 2,176,676 shares.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I.    FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS

        Independent Accountants' Report.....................................................................3

        Consolidated Balance Sheets  - March 31, 2002 (unaudited) and December 31, 2001.....................4

        Consolidated Statements of Income (unaudited) -
          three months ended March 31, 2002 and 2001........................................................6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          three months ended March 31, 2002 and 2001 .......................................................7

        Consolidated Statements of Cash Flows (unaudited) -
          three months ended March 31, 2002 and 2001........................................................8

        Notes to Consolidated Financial Statements (unaudited) -
          three months ended March 31, 2002 and 2001........................................................9


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...........................................................................14


    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................21


PART II.    OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS.............................................................................23



    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................23



    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................23



    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................23



    ITEM 5.  OTHER INFORMATION.............................................................................23



    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................23


PART I.  FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the consolidated balance sheet of Blue Valley Ban Corp as of March 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                              /s/ BKD, LLP

Kansas City, Missouri
April 26, 2002

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                    (dollars in thousands, except share data)


ASSETS


                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2002                 2001
                                                                            --------------------------------------
                                                                                 (Unaudited)
        Cash and due from banks                                               $         23,610   $         20,159
        Federal funds sold                                                              31,500              5,000
                                                                               ---------------    ---------------
               Cash and cash equivalents                                                55,110             25,159

        Available-for-sale securities                                                   66,041             77,676
        Mortgage loans held for sale                                                    57,584             41,853

        Loans, net of allowance for loan losses of $5,003
          and $5,267 in 2002 and 2001, respectively                                    331,035            328,808

        Premises and equipment                                                           8,122              8,079
        Foreclosed assets held for sale, net                                               188                 49
        Interest receivable                                                              2,409              2,513
        Deferred income taxes                                                            1,205                904
        Prepaid expenses and other assets                                                2,482              2,072
        Federal Home Loan Bank stock, Federal Reserve Bank stock,
          and other securities                                                           4,352              3,477
        Core deposit intangible asset, at amortized cost                                 1,395              1,433
                                                                               ----------------   ---------------

               Total assets                                                   $        529,923   $        492,023
                                                                               ===============    ===============


See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                    (dollars in thousands, except share data)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2002                 2001
                                                                            ----------------------------------------
                                                                                (Unaudited)

    LIABILITIES
        Deposits
           Demand                                                             $         74,378   $         74,229
           Savings, NOW and money market                                               175,203            157,336
           Time                                                                        183,645            162,680
                                                                               ---------------    ---------------
               Total deposits                                                          433,226            394,245

        Securities sold under agreements to repurchase                                  12,913             17,173
        Long-term debt                                                                  36,078             36,118

        Guaranteed preferred beneficial interest in Company's
           subordinated debt                                                            11,500             11,500
        Advances from borrowers for taxes and insurance                                  3,051                383
        Accrued interest and other liabilities                                           3,813              4,079
                                                                               ---------------    ---------------

               Total liabilities                                                       500,581            463,498
                                                                               ---------------    ---------------


    STOCKHOLDERS' EQUITY
        Capital stock
           Common stock, par value $1 per share;
              authorized 15,000,000 shares; issued and outstanding
              2002 -- 2,176,676 shares; 2001 -- 2,175,176                                2,177              2,175
        Additional paid-in capital                                                       5,669              5,641
        Retained earnings                                                               21,038             19,878
        Accumulated other comprehensive income
           Unrealized appreciation on available-for-sale securities,
              net of income taxes of $305 in 2002 and $553 in 2001                         458                831
                                                                               ---------------    ---------------

               Total stockholders' equity                                               29,342             28,525
                                                                               ---------------    ---------------

               Total liabilities and stockholders' equity                     $        529,923   $        492,023
                                                                               ===============    ===============




See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (dollars in thousands, except share data)



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   2002                2001
                                                                            ----------------------------------------
                                                                                (Unaudited)        (Unaudited)
    INTEREST INCOME
        Interest and fees on loans                                            $          6,586    $          6,904
        Federal funds sold                                                                  16                 341
        Available-for-sale securities                                                    1,016               1,200
        Held-to-maturity securities                                                         --                  40
                                                                               ---------------     ---------------
               Total interest income                                                     7,618               8,485
                                                                               ---------------     ---------------

    INTEREST EXPENSE
        Interest-bearing demand deposits                                                    95                 245
        Savings and money market deposit accounts                                          803               1,507
        Other time deposits                                                              2,048               2,419
        Securities sold under repurchase agreements                                         40                 112
        Long-term debt and advances                                                        788                 613
                                                                               ---------------     ---------------
               Total interest expense                                                    3,774               4,896
                                                                               ---------------     ---------------

    NET INTEREST INCOME                                                                  3,844               3,589

    PROVISION FOR LOAN LOSSES                                                              600                 540
                                                                               ---------------     ---------------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  3,244               3,049
                                                                               ---------------     ---------------

    NONINTEREST INCOME
        Loans held for sale fee income                                                   3,008                 297
        Service fees                                                                       435                 326
        Other income                                                                       129                 275
                                                                               ---------------     ---------------
               Total noninterest income                                                  3,572                 898
                                                                               ---------------     ---------------

    NONINTEREST EXPENSE
        Salaries and employee benefits                                                   3,319               1,913
        Net occupancy expense                                                              450                 306
        Other operating expense                                                          1,271                 961
                                                                               ---------------     ---------------
               Total noninterest expense                                                 5,040               3,180
                                                                               ---------------     ---------------

    INCOME BEFORE INCOME TAXES                                                           1,776                 767

    PROVISION FOR INCOME TAXES                                                             616                 255
                                                                               ---------------     ---------------

    NET INCOME                                                                $          1,160    $            512
                                                                               ===============     ===============

    BASIC EARNINGS PER SHARE                                                            $ 0.53             $  0.24
                                                                                         =====              ======
    DILUTED EARNINGS PER SHARE                                                          $ 0.52             $  0.23
                                                                                         =====              ======



See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   (dollars in thousands, except share data)



                                                                                                      ACCUMULATED
                                                                         ADDITIONAL                      OTHER
                                         COMPREHENSIVE      COMMON        PAID-IN       RETAINED     COMPREHENSIVE
                                             INCOME          STOCK        CAPITAL       EARNINGS        INCOME          TOTAL
                                       -------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 2000                           $      2,142   $      5,277  $     15,935  $        461     $     23,815

        Issuance of 20,556 shares
          of common stock                                          20            213            --            --              233
        Net income                       $        512              --             --           512            --              512
        Change in unrealized
          appreciation on
          available-for-sale
          securities, net of
          income  taxes of $209                   314              --            --            --            314              314
                                          -----------     -----------    -----------   -----------   -----------      -----------
                                         $        826
    BALANCE, MARCH 31, 2001               ===========    $     2,162    $     5,490   $    16,447   $       775      $    24,874
                                                          -----------    -----------   -----------   -----------      -----------
        Issuance of 12,900 shares
          of common stock                                          13            151            --            --              164
        Net income                       $      3,431              --             --         3,431            --            3,431
        Change in unrealized
          appreciation on
          available-for-sale
          securities, net of
          income taxes of $37                      56              --             --            --            56               56
                                          -----------     -----------    -----------   -----------   -----------      -----------
                                         $      3,487
    BALANCE, DECEMBER 31, 2001            ===========     $     2,175    $     5,641   $    19,878   $       831      $    28,525
                                                          -----------    -----------   -----------   -----------      -----------
        Issuance of 1,500 shares
          of common stock                                           2             28            --            --               30
        Net income                       $      1,160              --             --         1,160            --            1,160
        Change in unrealized
          appreciation on
          available-for-sale
          securities, net of
          income taxes of $(248)                 (373)             --             --            --          (373)            (373)
                                          -----------     -----------    -----------   -----------   -----------      -----------
                                         $        787
    BALANCE, MARCH 31, 2002               ===========     $     2,177    $     5,669   $    21,038   $       458      $    29,342
                                                          ===========    ===========   ===========   ===========      ===========


    RECLASSIFICATION DISCLOSURE:                                                      March 31,     December 31,     March 31,
                                                                                      ---------     ------------     ---------
                                                                                        2002            2001            2001
                                                                                        ----            ----            ----
        Unrealized appreciation  (depreciation) on
          available-for-sale securities, net of income taxes (credit) of $(232),
          $151, and $296 for the periods ended March 31, 2002, December 31, 2001
          and March 31, 2001, respectively                                           $       (349)  $        226     $        444
        Less: reclassification adjustments for appreciation
          included in net income, net of income taxes of
          $(16), $(114) and $(87) for the periods ended
          March 31, 2002, December 31, 2001 and March 31,
          2001, respectively                                                                   24            170              130
                                                                                      -----------    -----------      -----------
        Change in unrealized appreciation on
          available-for-sale
          securities, net of income taxes (credit) of
          $(248), $37, and $209 for the periods ended March
          31, 2002, December 31, 2001 and March 31, 2001,
          respectively                                                               $       (373)  $         56     $        314
                                                                                      ============   ===========      ===========


See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (dollars in thousands, except share data)




                                                                              MARCH 31, 2002      MARCH 31, 2001
                                                                            ----------------------------------------
                                                                                (Unaudited)        (Unaudited)
    OPERATING ACTIVITIES
        Net income                                                            $          1,160   $            512
        Items not requiring (providing) cash
           Depreciation and amortization                                                   224                166
           Amortization of premiums and discounts on securities                             14                 13
           Provision for loan losses                                                       600                540
           Deferred income taxes                                                           (53)               (92)
           Gain on sales of available-for-sale securities                                  (40)              (217)
           Loss on sale of foreclosed assets                                                19                 94
           Loss on sale of premises and equipment                                           10                 --
        Changes in
           Accrued interest receivable                                                     104                279
           Mortgage loans held for sale                                                (15,731)            (6,643)
           Prepaid expenses and other assets                                              (411)               536
           Accrued interest payable and other liabilities                                 (266)               454
                                                                               ---------------    ---------------
               Net cash used in operating activities                                   (14,370)            (4,358)
                                                                               ---------------    ---------------

    INVESTING ACTIVITIES
        Net originations of loans                                                       (4,078)           (11,875)
        Proceeds from sales of loan participations                                       1,015                107
        Purchase of premises and equipment                                                (250)              (326)
        Proceeds from the sale of foreclosed assets                                         78                276
        Proceeds from the sale of premises and equipment                                    12                 --
        Proceeds from sales of available-for-sale securities                             5,035              5,192
        Proceeds from maturities of available-for-sale securities                        6,005             13,000
        Purchases of available-for-sale securities                                          --             (5,291)
        Purchases of Federal Home Loan Bank stock                                         (875)                --
                                                                               ---------------    ---------------
               Net cash provided by investing activities                                 6,942              1,083
                                                                               ---------------    ---------------

    FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW
          and savings accounts                                                          18,016             10,726
        Net increase in certificates of deposit                                         20,965             15,297
        Repayments of long-term debt                                                       (40)               (36)
        Proceeds from sale of common stock                                                  30                233
        Net decrease in other borrowings                                                (4,260)              (353)
        Net increase (decrease) in advances from borrowers for taxes
          and insurance                                                                  2,668             (1,035)
                                                                               ---------------    ---------------
               Net cash provided by financing activities                                37,379             24,832
                                                                               ---------------    ---------------

    INCREASE IN CASH AND CASH EQUIVALENTS                                               29,951             21,557

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      25,159             35,920
                                                                               ---------------    ---------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         55,110   $         57,477
                                                                               ===============    ===============


See Accompanying Notes to Consolidated Financial Statements
    and Independent Accountant's Report
                                                                               8

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2002 and 2001, and are of a normal recurring nature.

        Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K filed with the Securities and Exchange Commission.

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

        The computation of per share earnings for the three-months ended March 31, 2002 and 2001 is as follows:


                                                                                   2002                2001
                                                                            ----------------------------------------
                                                                                (Unaudited)        (Unaudited)
                                                                                 (dollars in thousands, except
                                                                                   share and per share data)
           Net income                                                         $          1,160   $            512
                                                                               ===============    ===============

           Average common shares outstanding                                         2,175,243          2,151,460
           Average common share stock options outstanding                               57,098             43,363
                                                                               ---------------    ---------------

           Average diluted common shares                                             2,232,341          2,194,823
                                                                               ===============    ===============

           Basic earnings per share                                                      $0.53              $0.24
                                                                                          ====               ====
           Diluted earnings per share                                                    $0.52              $0.23
                                                                                          ====               ====

See Independent Accountants' Report
                                                                               9

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

NOTE 3:  LONG-TERM DEBT

        Long-term debt at March 31, 2002 and December 31, 2001, consisted of the following components:


                                                                              MARCH 31, 2002    DECEMBER 31, 2001
                                                                            ----------------------------------------
                                                                                (Unaudited)
                                                                                        (in thousands)
           Note payable -- other (A)                                          $          1,578   $          1,618
           Note payable -- bank (B)                                                      2,000              2,000
           Federal Home Loan Bank advances (C)                                          32,500             32,500
                                                                               ---------------    ---------------

                  Total long-term debt                                        $         36,078   $         36,118
                                                                               ===============    ===============

(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.

(B) Borrowing under $10 million revolving line of credit; interest only at the fed funds rate + 1.68% due quarterly until 2003, when the outstanding principal balance is due; collateralized by common stock of the Company's subsidiary bank.

(C) Due in 2008 and 2010 and 2011; collateralized by various assets including mortgage-backed loans and securities, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.00% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2002, approximately $69,926,000 was available.


        Aggregate annual maturities of long-term debt at March 31, 2002 are as follows:


                                                                                           (in thousands)
                      April 1 to December 31, 2002                                        $            122
                      2003                                                                           2,175
                      2004                                                                             188
                      2005                                                                             203
                      2006                                                                             219
                      Thereafter                                                                    33,171
                                                                                           ---------------

                                                                                          $         36,078
                                                                                           ===============

See Independent Accountants' Report
                                                                              10

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

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




See Independent Accountants' Report

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

GENERAL


    RESULTS OF OPERATIONS

        Three months ended March 31, 2002 and 2001. Net income for the quarter ended March 31, 2002, was $1.2 million, as compared to net income of $512,000 for the quarter ended March 31, 2001, representing an increase of $648,000, or 126.56%. Diluted earnings per share increased 126.09% to $0.52 during the first quarter of 2002 from $0.23 in the same period of 2001. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2002 were 0.92% and 16.11%, compared to 0.49% and 8.57%, respectively, for the same period in 2001, increases of approximately 88%. The principal contributor to our increase in net income from the prior year first quarter to the current year was an increase in non-interest income. The expansion of the Company's internet mortgage capabilities coupled with declines in market interest rates during 2001 resulted in a significant increase in the number of residential mortgage loans originated, a trend which has continued through the first quarter of 2002. The Company's Internet Mortgage Division was expanded considerably during the first quarter of 2001. The division began realizing significant gains in non-interest income during the second quarter of 2001; however, the income generated did not begin to offset our costs of expansion, mainly increased staffing and occupancy costs, until the third quarter of the year. Consequently, the Company has realized a considerably greater impact on net income from mortgage origination and refinancing revenue during the three-month period ended March 31, 2002 as compared to the same period in 2001.

        Net interest income for the three-month period ended March 31, 2002 was $3.8 million, an increase of $255,000, or 7.11%, from $3.6 million for the three-month period ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Interest income for the current year first quarter was $7.6 million, a decrease of $867,000, or 10.22%, from $8.5 million in the prior year first quarter. This decrease was primarily a result of an overall decrease in the yield on average earning assets of 214 basis points to 6.58% in the first quarter of 2002, as compared to 8.72% in the prior year first quarter. Average earning asset volume increased from the first quarter of 2001 to the current period by $76.0 million, or 19.06%, which partially offset the decrease in yield on interest-earning assets. The 214 basis point decrease in yield has resulted primarily from decreases in market interest rates during 2001.

        Interest expense for the current year first quarter was $3.8 million, a decrease of $1.1 million, or 22.92%, from $4.9 million in the prior year first quarter. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the first quarter of 2002. There have been two primary causes for this decline in interest rates. First is the impact of the overall decline in market interest rates on the rates of our funding sources. Secondly, promotional CD's offered during May, June and July of 2000, which bore interest rates notably higher than current market rates, renewed, repriced or matured during the three-month period ended March 31, 2002 at significantly lower rates. The rate paid on total average interest-bearing liabilities decreased to 3.72% at March 31, 2002 as compared to 5.59% at March 31, 2001, a decrease of 187 basis points. Average interest-bearing deposits increased by $32.4 million, or 10.55% from the prior year and other interest-bearing liabilities increased by $24.3 million or 50.29% from the prior year, mainly in the form of long-term FHLB borrowings. The increase in volume partially offset the decrease in rate.

        Average Balance Sheets. The following table sets forth, for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       AVERAGE BALANCES, YIELDS AND RATES



                                                                  THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------------------------------
                                                             2002                               2001
                                             ----------------------------------  ------------------------------------

                                                                      AVERAGE                              AVERAGE
                                                AVERAGE                YIELD/         AVERAGE               YIELD/
                                                BALANCE    INTEREST    RATE           BALANCE   INTEREST     RATE
                                                ---------  --------- ---------      ----------  --------- ---------
                                                                    (Dollars in thousands)
ASSETS
   Federal funds sold........................  $   5,422  $      16      1.20%     $   25,152  $     341      5.50%
   Investment securities -- taxable..........     58,239        841      5.86          62,509      1,058      6.86
   Investment securities -- non-taxable (1)..     15,224        265      7.06          15,613        275      7.14
   Mortgage loans held for sale..............     60,356        948      6.37           3,215         59      7.44
   Loans, net of unearned discount and fees..    335,520      5,638      6.81         292,277      6,845      9.50
                                                --------   --------                 ---------   --------

     Total earning assets....................    474,761      7,708      6.58         398,766      8,578      8.72
                                                --------   --------                 ---------   --------

   Cash and due from banks -- non-interest
     bearing.................................     20,985                               13,718
   Allowance for possible loan losses........     (4,908)                              (4,463)
   Premises and equipment, net...............      8,101                                6,671
   Other assets..............................     11,144                                8,707
                                                --------                            ---------

     Total assets............................  $ 510,083                           $  423,399
                                                ========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts..........  $  28,083  $      95      1.37%     $   29,373  $     245      3.38%
   Savings and money market deposits.........    139,315        803      2.34         127,774      1,507      4.78
   Time deposits.............................    171,708      2,048      4.84         149,592      2,419      6.56
                                                --------   --------                 ---------   --------

     Total interest-bearing deposits.........    339,106      2,946      3.52         306,739      4,171      5.51
                                                --------   --------                 ---------   --------

   Short-term borrowings.....................     24,906         87      1.42          19,996        218      4.42
   Long-term debt ...........................     47,592        741      6.31          28,244        507      7.28
                                                --------   --------                 ---------   --------

     Total interest-bearing liabilities .....    411,604      3,774      3.72         354,979      4,896      5.59
                                                --------   --------                 ---------   --------

   Non-interest bearing deposits.............     65,748                               41,354
   Other liabilities ........................      3,532                                2,832
   Stockholders' equity......................     29,199                               24,234
                                                --------                            ---------


      Total liabilities and stockholders'
        equity..............................  $  510,083                          $   423,399
                                                ========                           ==========

   Net interest income/spread ...............             $   3,934      2.86%                 $   3,682      3.13%
                                                           ========  ========                   ========  ========

   Net interest margin.......................                            3.36%                                3.74%
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

              - changes in volume, reflecting changes in volume multiplied by the current period rate; and

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES


                                                    THREE MONTHS ENDED MARCH 31,
                                                      2002 COMPARED TO 2001
                                               ---------------------------------
                                                   CHANGE     CHANGE
                                                   DUE TO     DUE TO      TOTAL
                                                   RATE       VOLUME     CHANGE
                                                  -------    -------    -------
                                                       (Dollars in thousands)
Federal funds sold ............................   $  (267)   $   (58)   $  (325)
Investment securities -- taxable ..............      (155)       (62)      (217)
Investment securities -- non-taxable (1) ......        (3)        (7)       (10)
Mortgage loans held for sale ..................        (8)       897        889
Loans, net of unearned discount ...............    (1,930)       723     (1,207)
                                                  -------    -------    -------
           Total interest income ..............    (2,363)     1,493       (870)
                                                  -------    -------    -------
Interest-bearing demand accounts ..............      (140)       (10)      (150)
Savings and money market deposits .............      (855)       151       (704)
Time deposits .................................      (851)       480       (371)
Short-term borrowings .........................      (205)        74       (131)
Long-term debt ................................       (56)       290        234
                                                  -------    -------    -------
           Total interest expense .............    (2,107)       985     (1,122)
                                                  -------    -------    -------
Net interest income ...........................   $  (256)   $   508    $   252
                                                  =======    =======    =======

 ---------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    PROVISION FOR LOAN LOSSES

        The provision for loan losses for the first quarter of 2002 was $600,000, compared to $540,000 for the same period of 2001, a $60,000, or 11.11%, increase. The increase in the provision resulted from growth in the loan portfolio to $336.0 million at March 31, 2002, an increase of $37.2 million, or 12.44%, from $298.9 million at March 31, 2001. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is reviewed monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors.


    NON-INTEREST INCOME


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                          2002          2001
                                                       -----------    ----------
                                                             (In thousands)
Loans held for sale fee income.................          $3,008          $  297
NSF charges and service fees....................            252             160
Other service charges...........................            183             166
Realized gain on sales of investment securities.             40             217
Other income ...................................             89              58
                                                         --------       ---------
      Total non-interest income.................         $3,572          $  898
                                                         ========       =========


        Non-interest income increased to $3.6 million, or 297.77%, during the three-month period ended March 31, 2002, from $898,000 during the three-month period ended March 31, 2001. This increase is attributable to increases in loans held for sale fee income of $2.7 million and NSF charges and service fees of $92,000. We experienced significant growth in our loans held for sale income due to the expansion of our internet mortgage capabilities concurrent with a relatively low-rate environment. Mortgage originations and refinancing, and the resultant revenue, have continued to flourish in the low interest rate environment which has persisted through the first quarter of 2002. This increase was partially offset by a decrease in the realized gain on sales of investment securities of $177,000. Due to the declining interest rate environment during 2001, many of our investment securities had appreciated significantly during the year and we took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Two investment securities with a total book value of $5.0 million were sold during the first quarter of 2002 resulting in a gain of $40,000 and four investment securities with a total book value of $5.0 million were sold during the first quarter of 2001 resulting in a gain of $217,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    NON-INTEREST EXPENSE


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                          2002          2001
                                                       -----------    ----------
                                                            (In thousands)
Salaries and employee benefits.................        $  3,319       $   1,913
Occupancy.......................................            450             306
FDIC and other insurance expense................             69              40
General and administrative .....................          1,202             921
                                                       --------       ---------
      Total non-interest expense................       $  5,040       $   3,180
                                                       ========       =========


        Non-interest expense increased to $5.0 million, or 58.49%, during the three-month period ended March 31, 2002, from $3.2 million in the prior year period. This increase is attributable to an increase in salaries and employee benefits expense of $1.4 million, occupancy expense of $144,000 and general and administrative expense of $281,000. Our salaries and employee benefits expense increased to $3.3 million during the first quarter of 2002 from $1.9 million during the prior year first quarter, an increase of 73.50%, as we hired additional staff to facilitate our growth. We had 226 full-time employees at March 31, 2002 as compared to 158 at March 31, 2001. Many areas of the Company added employees to manage growth with the expansion of the Internet Mortgage Division necessitating approximately 50% of the net increase in full-time employees.



FINANCIAL CONDITION

        Total assets for the Company at March 31, 2002, were $529.9 million, an increase of $37.9 million, or 7.70%, compared to $492.0 million at December 31, 2001. Deposits and stockholders' equity at March 31, 2002, were $433.2 million and $29.3 million, respectively, compared with $394.2 million and $28.5 million, respectively, at December 31, 2001, increases of $39.0 million, or 9.89%, and $817,000, or 2.86%, respectively.

        Loans at March 31, 2002 totaled $336.0 million, reflecting a slight increase of $2.0 million, or 0.59%, compared to December 31, 2001. Deposit volume grew $39.0 million, or 9.89%, to $433.2 million at March 31, 2002 as compared to $394.2 million at December 31, 2001. The majority of the increase in volume was due to an increase in interest-bearing deposits. The loan to deposit ratio at March 31, 2002 was 77.57% compared to 84.74% at December 31, 2001. The recent deposit growth provides significant funding availability to facilitate our loan growth.

        Mortgage loans held for sale at March 31, 2002 totaled $57.6 million, an increase of $15.7 million, or 37.59%, compared to December 31, 2001. The mortgage origination and refinancing boom experienced during 2001 continued into the first quarter of 2002. Deposit growth has provided the funding necessary to facilitate the mortgage loan origination growth during the first quarter of 2002. Also available to fund growth is a line-of-credit with the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2002, approximately $69,926,000 million was available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS


                                                                                  AS OF
                                                            ---------------------------------------------------
                                                                MARCH 31,         MARCH 31,     DECEMBER 31,
                                                                  2002              2001           2001
                                                            ---------------------------------------------------
                                                                          (Dollars in thousands)
       REAL ESTATE LOANS:
           Past due 90 days or more                           $       --       $      205      $       --
           Nonaccrual                                                585              486             824

       INSTALLMENT LOANS:
           Past due 90 days or more                                   63               23              33
           Nonaccrual                                                 --               16              13

       CREDIT CARDS AND RELATED PLANS:
           Past due 90 days or more                                   --               --              --
           Nonaccrual                                                 --               --              --

       COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
           Past due 90 days or more                                   --               22              76
           Nonaccrual                                                211              960             752

       LEASE FINANCING RECEIVABLES:
           Past due 90 days or more                                   --               --              --
           Nonaccrual                                                280              574           1,365

       DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER
         REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
           Past due 90 days or more                                   --               --              --
           Nonaccrual                                                 --               --              --
                                                               ---------        ---------       ---------
              Total non-performing loans                           1,139            2,286           3,063
       FORECLOSED ASSETS HELD FOR SALE                               188              115              49
                                                               ---------        ---------       ---------
              Total non-performing assets                     $    1,327       $    2,401      $    3,112
                                                               =========        =========       =========

       Total nonperforming loans to total loans                     0.34%            0.76%           0.92%
       Total nonperforming loans to total assets                    0.21%            0.52%           0.62%
       Allowance for loan losses to nonperforming loans           439.24%          198.95%         171.96%
       Nonperforming assets to loans and foreclosed
          assets held for sale                                      0.39%            0.80%           0.93%


        As of March 31, 2002, non-performing loans equaled 0.34% of total loans, representing a substantial decline in non-performing loans from December 31, 2001. The level of loans charged-off increased during the first quarter of 2002, as evidenced by the increase in our ratio of net charge-offs to average loans to 1.04% for the period ending March 31, 2002 as compared to 0.51% for the period ending December 31, 2001. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of March 31, 2002, our ratio of allowance for loan losses to non-performing loans was 439.24%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION


                                                                          AS OF AND FOR THE
                                                        -------------------------------------------------------
                                                         THREE MONTHS       THREE MONTHS
                                                             ENDED             ENDED             YEAR ENDED
                                                           MARCH 31,         MARCH 31,          DECEMBER 31,
                                                             2002               2001                2001
                                                        ----------------  -----------------   -----------------
                                                                        (Dollars in thousands)

        BALANCE AT BEGINNING OF PERIOD                    $      5,267      $       4,440       $       4,440
                                                           -----------       ------------        ------------

        LOANS CHARGED OFF
            Commercial real estate                                  70                 --                  --
            Residential real estate                                 --                 --                   5
            Commercial                                             192                362               1,015
            Personal                                                15                  9                  80
            Home Equity                                             --                 --                  --
            Construction                                            --                 --                  --
            Leases                                                 681                111                 836
                                                           -----------       ------------        ------------
                Total loans charged-off                            958                482               1,936
                                                           -----------       ------------        ------------

        RECOVERIES
            Commercial real estate                                  --                 --                  --
            Residential real estate                                 --                 --                   5
            Commercial                                              32                  2                 119
            Personal                                                10                 16                  41
            Home Equity                                             --                 --                  --
            Construction                                            --                 --                  --
            Leases                                                  52                 32                 198
                                                           -----------       ------------        ------------
                Total recoveries                                    94                 50                 363
                                                           -----------       ------------        ------------

        NET LOANS CHARGED OFF                                      864                432               1,573

        PROVISION FOR LOAN LOSSES                                  600                540               2,400
                                                           -----------       ------------        ------------

        BALANCE AT END OF PERIOD                          $      5,003      $       4,548       $       5,267
                                                           ===========       ============        ============

        LOANS OUTSTANDING
            Average                                       $    335,520      $     292,277       $     310,727
            End of period                                      336,038            298,854             334,075

        RATIO OF ALLOWANCE FOR LOAN LOSSES TO
          LOANS OUTSTANDING
            Average                                          1.49%              1.56%               1.70%
            End of period                                    1.49%              1.52%               1.58%

        RATIO OF NET CHARGE-OFFS TO
            Average loans                                    1.04%              0.60%               0.51%
            End of period loans                              1.04%              0.59%               0.47%



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The allowance for loan losses as a percent of total loans decreased slightly to 1.49% as of March 31, 2002, compared to 1.58% as of December 31, 2001. As of March 31, 2002, net charge-offs equaled 1.04% of average total loans on an annualized basis. This ratio is above historical averages due in part to the charge-off of non-accruing leases during the first quarter of 2002.

        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans, a portfolio of SBA loans, or available-for-sale securities. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and by prudent management of levels of liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits are defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000. Also excluded from core deposits are brokered and internet deposits. Core deposits at March 31, 2002 and December 31, 2001 were 66.88% and 68.70% of our total assets, respectively. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at March 31, 2002, the Bank was within the established guidelines.

        At March 31, 2002, our total stockholders' equity was $29.3 million and our equity to asset ratio was 5.54%. At March 31, 2002, our Tier 1 capital ratio was 8.96% compared to 8.87% at December 31, 2001, while our total risk-based capital ratio was 10.62% compared to 10.69% at December 31, 2001. Both exceed the capital minimums established in the risk-based capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        As a continued part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy is established by our Board of Directors and monitored by our Asset/Liability Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to the Board of Directors. Our investment policy complements our funds management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

        We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2002 based on the indicated instantaneous and permanent changes in interest rates.


                                                                         NET INTEREST       NET ECONOMIC
                                                                            INCOME            VALUE OF
           CHANGES IN INTEREST RATES                                   (NEXT 12 MONTHS)    EQUITY AT RISK
           -------------------------------                            ---------------------------------------
           300 basis point rise                                             22.95%             (7.37%)
           200 basis point rise                                             16.10%             (5.82%)
           100 basis point rise                                              8.75%             (3.94%)
           Base Rate Scenario                                                  -                  -
           50 basis point decline                                           (3.92%)            (0.85%)
           100 basis point decline                                          (8.78%)            (1.66%)
           150 basis point decline                                         (13.25%)            (2.80%)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



        The above table indicates that, at March 31, 2002, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. The table also indicates that, at March 31, 2002, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would decrease. Net economic value of equity at risk is based on the current market values of assets, liabilities, and current off-balance sheet positions, and was in excess of our book value at March 31, 2002.

PART II: OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

        Not applicable



    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable



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



    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

           11.  Computation of Earnings Per Share.  Please see p. 9.

           15.  Letter regarding Unaudited Interim Financial Information

        REPORTS ON FORM 8-K

           Blue Valley filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BLUE VALLEY BAN CORP


         Date:  May 14, 2002       By:  /s/  Robert D. Regnier
                                   ---------------------------------------
                                   Robert D. Regnier, President and
                                   Chief Executive Officer



         Date:  May 14, 2002       By:  /s/  Mark A. Fortino
                                   ---------------------------------------
                                   Mark A. Fortino, Treasurer