Form 10-Q
period 2002-06-30
BLUE VALLEY BAN CORP
filed 2002-08-14
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ________________ TO __________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on June 30, 2002 was 2,179,176 shares.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I. FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS

        Independent Accountants' Report ..............................................      3

        Consolidated Balance Sheets  - June 30, 2002 (unaudited) and December 31, 2001      4

        Consolidated Statements of Income (unaudited) - three months and
          six months ended June 30, 2002 and 2001 ....................................      6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          six months ended June 30, 2002 and 2001 ....................................      7

        Consolidated Statements of Cash Flows (unaudited) - six months ended
          June 30, 2002 and 2001 .....................................................      8

        Notes to Consolidated Financial Statements (unaudited) - six months ended
          June 30, 2002 and 2001 .....................................................      9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS .....................................................     12

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............     23

PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS .......................................................     25

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................     25

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .........................................     25

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................     25

    ITEM 5.  OTHER INFORMATION .......................................................     25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................................     26

PART I.    FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards , the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           /s/ BKD, LLP

Kansas City, Missouri
July 25, 2002

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                    (dollars in thousands, except share data)


ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2002            2001
                                                             -----------     -----------
                                                             (Unaudited)

Cash and due from banks                                        $ 32,659       $ 20,159
Federal funds sold                                               45,000          5,000
                                                               --------       --------
       Cash and cash equivalents                                 77,659         25,159

Available-for-sale securities                                    62,370         77,676
Mortgage loans held for sale                                     32,899         41,853

Loans, net of allowance for loan losses of $5,534
  and $5,267 in 2002 and 2001, respectively                     341,386        328,808

Premises and equipment                                            9,778          8,079
Foreclosed assets held for sale, net                                174             49
Interest receivable                                               2,171          2,513
Deferred income taxes                                               989            904
Prepaid expenses and other assets                                 2,525          2,072
Federal Home Loan Bank stock, Federal Reserve Bank stock
  and other securities                                            3,459          3,477
Core deposit intangible asset, at amortized cost                  1,357          1,433
                                                               --------       --------

       Total assets                                            $534,767       $492,023
                                                               ========       ========



See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       4

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                    (dollars in thousands, except share data)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       JUNE 30,      DECEMBER 31,
                                                                         2002            2001
                                                                     -----------     ------------
                                                                     (Unaudited)
LIABILITIES
    Deposits
       Demand                                                          $ 65,462       $ 74,229
       Savings, NOW and money market                                    182,347        157,336
       Time                                                             183,843        162,680
                                                                       --------       --------
           Total deposits                                               431,652        394,245

    Securities sold under agreements to repurchase                       16,727         17,173
    Long-term debt                                                       37,683         36,118

    Guaranteed preferred beneficial interest in Company's
      subordinated debt                                                  11,500         11,500
    Advances from borrowers for taxes and insurance                       2,473            383
    Accrued interest and other liabilities                                3,841          4,079
                                                                       --------       --------

           Total liabilities                                            503,876        463,498
                                                                       --------       --------

STOCKHOLDERS' EQUITY
    Capital stock
     Common stock, par value $1 per share;
      authorized 15,000,000 shares; issued and outstanding
      2002 - 2,179,176 shares; 2001 - 2,175,176                           2,179          2,175
    Additional paid-in capital                                            5,711          5,641
    Retained earnings                                                    22,219         19,878
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $521 in 2002 and $553 in 2001              782            831
                                                                       --------       --------

           Total stockholders' equity                                    30,891         28,525
                                                                       --------       --------

           Total liabilities and stockholders' equity                  $534,767       $492,023
                                                                       ========       ========



See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       5

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (dollars in thousands, except share data)


                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               2002            2001            2002           2001
                                           -----------     -----------     -----------    -----------
                                           (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
INTEREST INCOME
    Interest and fees on loans               $ 6,310         $ 7,099         $12,896         $14,003
    Federal funds sold                           184             239             200             580
    Available-for-sale securities                917           1,058           1,933           2,258
    Held-to-maturity securities                                   40                              80
                                             -------         -------         -------         -------
           Total interest income               7,411           8,436          15,029          16,921
                                             -------         -------         -------         -------

INTEREST EXPENSE
    Interest-bearing demand deposits              98             226             193             471
    Savings and money market deposit
      accounts                                   731           1,334           1,534           2,841
    Other time deposits                        1,970           2,536           4,018           4,955
    Securities sold under repurchase
      agreements                                  43             114              83             226
    Long-term debt and advances                  777             620           1,565           1,233
                                             -------         -------         -------         -------
           Total interest expense              3,619           4,830           7,393           9,726
                                             -------         -------         -------         -------

NET INTEREST INCOME                            3,792           3,606           7,636           7,195

PROVISION FOR LOAN LOSSES                        470             555           1,070           1,095
                                             -------         -------         -------         -------

 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                             3,322           3,051           6,566           6,100
                                             -------         -------         -------         -------

NONINTEREST INCOME
    Loans held for sale fee income             3,272           1,156           6,280           1,453
    Service fees                                 456             375             891             701
    Realized gain on sales of
      investment securities                      153              --             193             217
    Other income                                  50              54             139             112
                                             -------         -------         -------         -------
           Total noninterest income            3,931           1,585           7,503           2,483
                                             -------         -------         -------         -------

NONINTEREST EXPENSE
    Salaries and employee benefits             3,755           2,251           7,074           4,164
    Net occupancy expense                        481             344             931             650
    Other operating expense                    1,201             922           2,472           1,883
                                             -------         -------         -------         -------
           Total noninterest expense           5,437           3,517          10,477           6,697
                                             -------         -------         -------         -------

INCOME BEFORE INCOME TAXES                     1,816           1,119           3,592           1,886

PROVISION FOR INCOME TAXES                       635             356           1,251             611
                                             -------         -------         -------         -------

NET INCOME                                   $ 1,181         $   763         $ 2,341         $ 1,275
                                             =======         =======         =======         =======

BASIC EARNINGS PER SHARE                     $  0.54         $  0.35         $  1.08         $  0.59
                                             =======         =======         =======         =======
DILUTED EARNINGS PER SHARE                   $  0.53         $  0.35         $  1.05         $  0.58
                                             =======         =======         =======         =======



See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       6

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (dollars in thousands, except share data)

                                                                                                         ACCUMULATED
                                                                        ADDITIONAL                          OTHER
                                      COMPREHENSIVE       COMMON         PAID-IN         RETAINED       COMPREHENSIVE
                                         INCOME            STOCK         CAPITAL         EARNINGS           INCOME          TOTAL
                                      -------------       -------       ----------       --------       -------------     --------

BALANCE, DECEMBER 31, 2000                                $ 2,142        $ 5,277         $ 15,935          $  461         $ 23,815

   Issuance of 29,956 shares
      of common stock                   $     --               30            303               --              --              333
   Net income                              1,275               --             --            1,275              --            1,275
   Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      income taxes of $246                   368               --             --               --             368              368
                                        --------          -------        -------         --------        --------         --------
                                        $  1,643
                                        ========
BALANCE, JUNE 30, 2001                                      2,172          5,580           17,210             829           25,791

   Issuance of 3,500 shares
      of common stock                         --                3             61               --              --               64
   Net income                              2,668               --             --            2,668              --            2,668
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $1                       2               --             --               --               2                2
                                        --------          -------        -------         --------        --------         --------
                                        $  2,670
                                        ========
BALANCE, DECEMBER 31, 2001                                  2,175          5,641           19,878             831           28,525

   Issuance of 4,000 shares
      of common stock                         --                4             70               --              --               74
   Net income                              2,341               --             --            2,341              --            2,341
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of $(32)             (49)              --             --               --             (49)             (49)
                                        --------          -------        -------         --------        --------         --------
                                        $  2,292
                                        ========
 BALANCE, JUNE 30, 2002                                   $ 2,179        $ 5,711         $ 22,219        $    782         $ 30,891
                                                          =======        =======         ========        ========         ========

                                                                                       JUNE 30,   DECEMBER 31,   JUNE 30,
                                                                                        2002         2001         2001
                                                                                       -----         -----         -----
RECLASSIFICATION DISCLOSURE
  Unrealized appreciation on available-for-sale securities, net of income taxes of $45, $112 and $333 for the periods ended June 30, 2002, December 31, 2001
     and June 30, 2001, respectively                                                   $  67         $ 172         $ 498
  Less: reclassification adjustments for appreciation included in net income, net of income taxes of $77, $113 and $87 for the periods ended June 30, 2002,
     December 31, 2001 and June 30, 2001, respectively                                  (116)         (170)         (130)
                                                                                       -----         -----         -----
  Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(32), $1, and $246 for the periods ended June 30, 2002,
     December 31, 2001 and June 30, 2001, respectively                                 $ (49)        $   2         $ 368
                                                                                       =====         =====         =====



See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       7

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (dollars in thousands, except share data)

                                                                         JUNE 30, 2002    JUNE 30, 2001
                                                                         -------------    -------------
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $  2,341         $  1,275
    Items not requiring (providing) cash
       Depreciation and amortization                                            486              352
       Amortization of premiums and discounts on securities                      30               16
       Provision for loan losses                                              1,070            1,095
       Deferred income taxes                                                    (53)             (92)
       Gain on sales of available-for-sale securities                          (193)            (217)
       Loss on sale of foreclosed assets                                         30              122
       (Gain) loss on sale of premises and equipment                             10               (5)
    Changes in
       Accrued interest receivable                                              342              331
       Mortgage loans held for sale                                           8,954          (25,509)
       Prepaid expenses and other assets                                       (485)             375
       Accrued interest payable and other liabilities                          (238)             664
                                                                           --------         --------
           Net cash provide by (used in) operating activities                12,294          (21,593)
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                               (18,366)         (30,375)
    Proceeds from sales of loan participations                                4,478            2,424
    Purchase of premises and equipment                                       (2,099)            (945)
    Proceeds from the sale of premises and equipment                             12               11
    Proceeds from the sale of foreclosed assets                                  85              324
    Proceeds from sales of available-for-sale securities                     13,183            5,192
    Proceeds from maturities of available-for-sale securities                17,205           18,600
    Purchases of available-for-sale securities                              (15,000)         (17,210)
    Proceeds from the sale of Federal Home Loan and Federal Reserve
      Bank stock                                                                893               --
    Purchases of Federal Home Loan and Federal Reserve Bank stock              (875)              --
                                                                           --------         --------
           Net cash used in investing activities                               (484)         (21,979)
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
      NOW and savings accounts                                               16,244           12,644
    Net increase in time deposits                                            21,163           22,134
    Repayments of long-term debt                                                (80)             (74)
    Proceeds from long-term debt                                              1,645               --
    Net payments on short-term debt                                              --           (5,000)
    Proceeds from sale of common stock                                           74              333
    Net increase (decrease) in other borrowings                                (446)           2,441
    Net increase in advances from borrowers for taxes and insurance           2,090            1,613
                                                                           --------         --------
           Net cash provided by financing activities                         40,690           34,091
                                                                           --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             52,500           (9,481)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               25,159           35,920
                                                                           --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 77,659         $ 26,439
                                                                           ========         ========



See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       8

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2002, and the consolidated results of its operations, stockholders' equity and cash flows for the periods ended June 30, 2002 and 2001, and are of a normal recurring nature.

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

        The report of BKD, LLP commenting upon its review accompanies the consolidated financial statements included in Item 1 of Part I.

NOTE 2:  EARNINGS PER SHARE

        Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

        The computation of per share earnings for the six-months ended June 30, 2002 and 2001 is as follows:

                                                     JUNE 30, 2002      JUNE 30, 2001
                                                     -------------      ------------
                                                      (Unaudited)       (Unaudited)

                                                     (amounts in thousands, except
                                                        share and per share data)
Net income                                            $    2,341        $    1,275
                                                      ==========        ==========

Average common shares outstanding                      2,177,013         2,157,802
Average common share stock options outstanding            56,867            45,519
                                                      ----------        ----------

Average diluted common shares                          2,233,880         2,203,321
                                                      ==========        ==========

Basic earnings per share                              $     1.08        $     0.59
                                                      ==========        ==========
Diluted earnings per share                            $     1.05        $     0.58
                                                      ==========        ==========



See Independent Accountants' Report                                            9

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 3:  LONG-TERM DEBT

        Long-term debt at June 30, 2002 and December 31, 2001, consisted of the following components:

                                      JUNE 30, 2002    DECEMBER 31, 2001
                                      ------------     -----------------
                                      (Unaudited)

                                              (in thousands)
Note Payable - other (A)                   $ 1,538         $ 1,618
Note Payable - bank (B)                      3,645           2,000
Federal Home Loan Bank advances (C)         32,500          32,500
                                           -------         -------

Total long-term debt                       $37,683         $36,118
                                           =======         =======

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

        (C) Due in 2008 and 2010 and 2011; collateralized by various assets including mortgage-backed loans, and U.S. Treasury and Agency securities. The interest rates on the advances range from 4.00% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2002, approximately $51,596,000 was available.

        Aggregate annual maturities of long-term debt at June 30, 2002 are as follows:

                               (in thousands)
July 1 to December 31, 2002        $    82
                       2003          3,820
                       2004            188
                       2005            203
                       2006            219
Thereafter                          33,171
                                   -------

                                   $37,683
                                   =======



See Independent Accountants' Report                                          10

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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



See Independent Accountants' Report                                          11

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

GENERAL


    RESULTS OF OPERATIONS

        Three months ended June 30, 2002 and 2001. Net income for the quarter ended June 30, 2002, was $1.2 million, as compared to net income of $763,000 for the quarter ended June 30, 2001, representing an increase of $418,000, or 54.78%. Diluted earnings per share increased 51.43% to $0.53 during the second quarter of 2002 from $0.35 in the same period of 2001. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended June 30, 2002 were 0.90% and 16.43%, compared to 0.69% and 12.23%, respectively, for the same period in 2001, increases of 30.43% and 34.34%, respectively. The principal contributor to our increase in net income from the prior year second quarter to the current year was an increase in non-interest income. The expansion of the Company's internet mortgage capabilities coupled with declines in market interest rates during 2001 resulted in a significant increase in the number of residential mortgage loans originated, a trend which has persisted through the second quarter of 2002. The Company's internet mortgage capabilities were expanded considerably with the creation of the Internet Mortgage Division and the introduction of its website, internetmortgage.com, during the first quarter of 2001. The division began realizing significant gains in non-interest income during the second quarter of 2001; however, the income generated did not begin to offset the costs of expansion, mainly increased staffing and occupancy costs, until the third quarter of the year. Consequently, the Company has realized a considerably greater impact on net income from mortgage origination and refinancing revenue generated by this division during the three-month period ended June 30, 2002 as compared to the same period in 2001. In addition, the Company's Retail Mortgage Division has also experienced a significant increase in residential mortgage loan originations in the Company's local market during the second quarter of 2002 due to declines in market interest rates. Non-interest income generated by the Retail Mortgage Division increased by nearly 60% during the second quarter of 2002 as compared to the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Net interest income of $3.8 million remained virtually unchanged during the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001.

        Interest income for the current year second quarter was $7.4 million, a decrease of $1.0 million, or 12.15%, from $8.4 million in the same quarter in the prior year. This decrease was primarily a result of an overall decrease in the yield on average earning assets of 197 basis points to 6.18 % in the second quarter of 2002, as compared to 8.15% in the prior year second quarter. Average earning asset volume increased from the second quarter of 2001 to the current period by $66.8 million, or 15.92%, which partially offset the decrease in yield on interest-earning assets. The 197 basis point decrease in yield has resulted primarily from declines in market interest rates throughout 2001 which have persisted into the current year.

        Interest expense for the current year second quarter was $3.6 million, a decrease of $1.2 million, or 25.07%, from $4.8 million in the prior year second quarter. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the current quarter. There have been two primary causes for this decline in interest rates. First is the impact of the overall decline in market interest rates on the rates of our funding sources. Secondly, promotional time deposits offered during May, June and July of 2000, which bore interest rates notably higher than current market rates, renewed, repriced or matured during the first quarter of 2002 at significantly lower rates. The rate paid on total average interest-bearing liabilities decreased to 3.35% during the quarter ended June 30, 2002 compared to 5.22% during the same quarter in 2001, a decrease of 187 basis points. Average interest-bearing deposits increased by $47.2 million, or 14.69% from the prior year and other interest-bearing liabilities increased by $15.6 million or 31.64% from the prior year, mainly in the form of long-term FHLB borrowings. These increases in interest-bearing liability volume partially offset the overall decrease in rate.

        Six months ended June 30, 2002 and 2001. Net income for the six months ended June 30, 2002 was $2.3 million, compared to net income of $1.3 million for the six-month period ended June 30, 2001, representing an increase of $1.0 million, or 83.67%. Diluted earnings per share increased 81.03% to $1.05 during the six months ended June 30, 2002 from $0.58 in the same period of 2001. The Company's annualized return on average assets and average stockholders' equity for the six-month period ended June 30, 2002 were 0.91% and 16.05%, compared to 0.59% and 10.43%, respectively, for the same period in 2001, increases of 54.24% and 53.88%, respectively. The principal contributor to our increase in net income from the six months ended June 30, 2001 to the current year was an increase in non-interest income. The expansion of the Company's internet mortgage capabilities coupled with declines in market interest rates during 2001, which have persisted into the current year, resulted in a significant increase in the number of residential mortgage loans originated, a trend which has continued through the six-months ended June 30, 2002. The Company's internet mortgage capabilities were expanded considerably with the creation of the Internet Mortgage Division and the introduction of its website, internetmortgage.com, during the first quarter of 2001. The division began realizing significant gains in non-interest income during the second quarter of 2001; however, the income generated did not begin to offset the costs of expansion, mainly increased staffing and occupancy costs, until the third quarter of the year. Consequently, the Company has realized a considerably greater impact on net income from mortgage origination and refinancing revenue during the six-month period ended June 30, 2002 as compared to the same period in 2001. In addition, the Company's Retail Mortgage Division experienced a significant increase in residential mortgage loan originations in the Company's local market during the six-month period ended June 30, 2002 due to declines in market interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Non-interest income generated by the Retail Mortgage Division increased by nearly 80% during the six-months ended June 30, 2002 as compared to the same period in 2001. Net interest income of $7.6 million increased by $441,000 or 6.13% during the six-month period ended June 30, 2002 as compared to $7.2 million for the six-month period ended June 30, 2001.

        Interest income for the six months ended June 30, 2002 was $15.0 million, a decrease of $1.9 million, or 11.18%, from $16.9 million for the same period in the prior year. This decrease was primarily a result of an overall decrease in the yield on average earning assets of 206 basis points to 6.37 % during the six months ended June 30, 2002, compared to 8.43% during that period in the prior year. Average earning asset volume increased from the first half of 2001 to the current period by $71.8 million, or 17.53%, which partially offset the decrease in yield on interest-earning assets. The 206 basis point decrease in yield has resulted primarily from decreases in market interest rates throughout 2001 which have persisted into the current year.

        Interest expense for the six-month period ended June 30, 2002 was $7.4 million, a decrease of $2.3 million, or 23.99%, from $9.7 million in the same period of the prior year. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the current period. There have been two primary causes for this decline in interest rates. First is the impact of the overall decline in market interest rates on the rates of our funding sources. Secondly, promotional time deposits offered during May, June and July of 2000, which bore interest rates notably higher than current market rates, renewed, repriced or matured during the first quarter of 2002 at significantly lower rates. The rate paid on total average interest-bearing liabilities decreased to 3.53% during the six-month period ended June 30, 2002 compared to 5.40% during the same period in 2001, a decrease of 187 basis points. Average interest-bearing deposits increased by $39.8 million, or 12.68% from the prior year and other interest-bearing liabilities increased by $19.8 million or 40.56% from the prior year, mainly in the form of long-term FHLB borrowings. These increases in interest-bearing liability volume partially offset the overall decrease in rate.


        Average Balance Sheets. The following table sets forth for the periods and, as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                             SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------------------------------
                                                                     2002                                       2001
                                                  -----------------------------------------    ------------------------------------
                                                                                   AVERAGE                                  AVERAGE
                                                  AVERAGE                           YIELD/     AVERAGE                       YIELD/
                                                  BALANCE         INTEREST          RATE       BALANCE         INTEREST       RATE
                                                  --------        --------         --------    --------        ---------    -------
ASSETS
  Federal funds sold .........................    $ 24,470        $    200           1.65%     $ 23,835        $    580        4.91%
  Investment securities - taxable ............      54,473           1,589           5.88        58,120           1,974        6.85
  Investment securities - non-taxable (1) ....      14,909             521           7.05        15,712             552        7.09
  Mortgage loans held for sale ...............      48,110           1,586           6.65        12,939             422        6.58
  Loans, net of unearned discount and fees ...     339,141          11,310           6.73       298,738          13,581        9.17
                                                  --------        --------                     --------        --------
    Total earning assets .....................     481,103          15,206           6.37       409,344          17,109        8.43
                                                  --------        --------                     --------        --------
  Cash and due from banks - non-interest
    bearing ..................................      23,825                                       14,259
  Allowance for possible loan losses .........      (5,154)                                      (4,569)
  Premises and equipment, net ................       8,832                                        6,863
  Other assets ...............................      10,998                                        8,744
                                                  --------                                     --------
    Total assets .............................    $519,604                                     $434,641
                                                  ========                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits-interest bearing:
   Interest-bearing demand accounts ..........    $ 28,988        $    193           1.34%     $ 30,275        $    471        3.14%
   Savings and money market deposits .........     147,176           1,534           2.10       129,044           2,841        4.44
   Time deposits .............................     177,849           4,018           4.56       154,859           4,955        6.45
                                                  --------        --------                     --------        --------
     Total interest-bearing deposits .........     354,013           5,745           3.27       314,178           8,267        5.31
                                                  --------        --------                     --------        --------
  Short-term borrowings ......................      20,249             135           1.34        20,525             432        4.24
  Long-term debt .............................      48,283           1,513           6.32        28,232           1,027        7.34
                                                  --------        --------                     --------        --------
     Total interest-bearing liabilities ......     422,545           7,393           3.53       362,935           9,726        5.40
                                                  --------        --------                     --------        --------
  Non-interest bearing deposits ..............      64,099                                       44,176
  Other liabilities ..........................       3,551                                        2,884
  Stockholders' equity .......................      29,409                                       24,646
                                                  --------                                     --------
    Total liabilities and stockholders'
        equity ...............................    $519,604                                     $434,641
                                                  ========                                     ========
  Net interest income/spread .................                    $  7,813           2.84%                     $  7,383        3.03%
                                                                  ========          =====                      ========       =====
  Net interest margin ........................                                       3.27%                                     3.64%

----------

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                      SIX MONTHS ENDED JUNE 30,
                                                       2002 COMPARED TO 2001
                                               --------------------------------------
                                                CHANGE         CHANGE
                                                DUE TO         DUE TO           TOTAL
                                                RATE           VOLUME          CHANGE
                                               -------         -------         -------
                                                       (DOLLARS IN THOUSANDS)
Federal funds sold ........................    $  (386)        $     6         $  (380)
Investment securities - taxable ...........       (278)           (107)           (385)
Investment securities - non-taxable (1) ...         (4)            (27)            (31)
Mortgage loans held for sale ..............          5           1,159           1,164
Loans, net of unearned discount ...........     (3,618)          1,347          (2,271)
                                               -------         -------         -------
           Total interest income ..........     (4,281)          2,378          (1,903)
                                               -------         -------         -------
Interest-bearing demand accounts ..........       (269)             (9)           (278)
Savings and money market deposits .........     (1,496)            189          (1,307)
Time deposits .............................     (1,456)            519            (937)
Short-term borrowings .....................       (295)             (2)           (297)
Long-term debt ............................       (142)            628             486
                                               -------         -------         -------
           Total interest expense .........     (3,658)          1,325          (2,333)
                                               -------         -------         -------
Net interest income .......................    $  (623)        $ 1,053         $   430
                                               =======         =======         =======

----------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PROVISION FOR LOAN LOSSES

        The provision for loan losses for the second quarter of 2002 was $470,000, compared to $555,000 for the same period of 2001, resulting in a $85,000, or 15.32%, decrease. For the six-months ended June 30, 2002 and 2001, the provision was $1.1 million for both periods. The decrease in the provision in the second quarter of 2002 has resulted from improvements in credit quality in our loan portfolio. We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.


     NON-INTEREST INCOME

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                            --------------------        --------------------
                                             2002          2001          2002          2001
                                            ------        ------        ------        ------
                                                            (In thousands)
Loans held for sale fee income .....        $3,272        $1,156        $6,280        $1,453
NSF charges and service fees .......           247           179           499           339
Other service charges ..............           209           196           392           362
Realized gain on sales of investment
   securities ......................           153            --           193           217
Other income .......................            50            54           139           112
                                            ------        ------        ------        ------
      Total non-interest income ....        $3,931        $1,585        $7,503        $2,483
                                            ======        ======        ======        ======

        Non-interest income increased to $3.9 million, or 148.01%, during the three-month period ended June 30, 2002, from $1.6 million during the three-month period ended June 30, 2001. Non-interest income for the six-months ended June 30, 2002 was $7.5 million, an increase of $5.0 million, or 202.17%, from $2.5 million for the six-months ended June 30, 2001. These increases are primarily attributable to an increase in loans held for sale fee income, though significant increases were also realized in NSF charges and service fees. Loans held for sale fee income increased $2.1 million, or 183.04%, and $4.8 million, or 332.21%, for the three-month and six-month periods ended June 30, 2002, respectively. We have experienced significant growth in our loans held for sale income due to the expansion of our internet mortgage capabilities concurrent with a relatively low-rate environment. Mortgage originations and refinancing, and the resultant revenue, have continued to flourish in the low interest rate environment which has persisted through the second quarter of 2002. This increase was partially offset by a decrease in the realized gain on sales of investment securities of $40,000 during the second quarter of 2002. Interest rate volatility experienced in the bond market during 2002 has created opportunities for the Company to realize appreciation on available-for-sale securities. The Company sold six investment securities during the current year with a total book value of $13.0 million and realized a gain of $193,000. During 2001, many of our investment securities had appreciated significantly due to the declining interest rate environment. We took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Four investment securities with a total book value of $5.0 million were sold during the first six months of 2001 resulting in a gain of $217,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NON-INTEREST EXPENSE

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                        ----------------------        ----------------------
                                          2002           2001           2002           2001
                                        -------        -------        -------        -------
                                                           (IN THOUSANDS)
Salaries and employee benefits .        $ 3,755        $ 2,251        $ 7,074        $ 4,164
Occupancy ......................            481            344            931            650
FDIC and other insurance expense             77             40            146             80
General and administrative .....          1,124            882          2,326          1,803
                                        -------        -------        -------        -------
      Total non-interest expense        $ 5,437        $ 3,517        $10,477        $ 6,697
                                        =======        =======        =======        =======

        Non-interest expense increased to $5.4 million, or 54.59%, during the three-month period ended June 30, 2002 and to $10.5 million, or 56.44%, during the six-month period ended June 30, 2002, from $3.5 million and $6.7 million in the prior year periods, respectively. These increases are primarily attributable to an increase in salaries and employee benefits expense, which increased $1.5 million, or 66.81%, during the second quarter of 2002 and $2.9 million, or 69.88%, during the six-month period ended June 30, 2002, compared to the prior year periods. Salaries and employee benefits expense increased as we hired additional staff to facilitate our growth. We had 227 full-time equivalent employees at June 30, 2002 as compared to 169 at June 30, 2001. Many areas of the Company added employees to manage growth with the expansion of the Internet Mortgage Division necessitating approximately 50% of the net increase in full-time employees. Also, as our internet and retail mortgage loan originations have grown, commissions paid have also grown, contributing to the increase in salaries and employee benefits expense during 2002.


    FINANCIAL CONDITION

        Total assets for the Company at June 30, 2002, were $534.8 million, an increase of $42.7 million, or 8.69%, compared to $492.0 million at December 31, 2001. Deposits and stockholders' equity at June 30, 2002, were $431.7 million and $30.9 million, respectively, compared with $394.2 million and $28.5 million, respectively, at December 31, 2001, increases of $37.4 million, or 9.49%, and $2.4 million, or 8.29%, respectively.

        Loans at June 30, 2002 totaled $341.4 million, an increase of $12.6 million, or 3.83%, compared to December 31, 2001. The loan to deposit ratio at June 30, 2002 was 80.37% compared to 84.74% at December 31, 2001. The deposit growth of 9.49% has provided the funding necessary to facilitate our loan growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Mortgage loans held for sale at June 30, 2002 totaled $32.9 million, a decrease of $9.0 million, from $41.9 million at December 31, 2001. Seasonal factors, efficiencies in loan processing, etc. can cause periodic fluctuations in the balance of mortgage loans held for sale. As the low interest rate environment has persisted, the average volume of loans has steadied somewhat in the second quarter of 2002 to an average balance of $36.0 million. Excess cash and due from bank balances, federal funds sold, scheduled calls and maturities of investment securities, and deposit growth have provided the funding necessary to facilitate the mortgage loan origination growth. Also available to fund growth is a line-of-credit with the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2002, approximately $51,596,000 million was available.

        Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                              AS OF
                                                              ----------------------------------------
                                                                     JUNE 30,
                                                              --------------------        DECEMBER 31,
                                                              2002            2001            2001
                                                             ------          ------       ------------
                                                                     (Dollars in thousands)
REAL ESTATE LOANS:
    Past due 90 days or more                                 $   15          $  205          $   --
    Nonaccrual                                                1,462             838             824

INSTALLMENT LOANS:
    Past due 90 days or more                                     --              21              33
    Nonaccrual                                                   --              15              13

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                      4              --              --
    Nonaccrual                                                   --              --              --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                                    669             152              76
    Nonaccrual                                                  149             887             752

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                     --              --              --
    Nonaccrual                                                  232             790           1,365

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
    ESTATE OWNED AND OTHER REPOSSESSED ASSETS):
    Past due 90 days or more                                     --              --              --
    Nonaccrual                                                   --              --              --
                                                             ------          ------          ------
       Total non-performing loans                             2,531           2,908           3,063
FORECLOSED ASSETS HELD FOR SALE                                 174              67              49
                                                             ------          ------          ------
       Total non-performing assets                           $2,705          $2,975          $3,112
                                                             ======          ======          ======

Total nonperforming loans to total loans                       0.73%           0.92%           0.92%
Total nonperforming loans to total assets                      0.47%           0.64%           0.62%
Allowance for loan losses to nonperforming loans             218.65%         170.25%         171.96%
Nonperforming assets to loans and foreclosed assets
    held for sale                                              0.78%           0.94%           0.93%



        As of June 30, 2002, non-performing loans equaled 0.73% of total loans. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. The percentage of non-performing loans to total loans at June 30, 2002 is in line with historical percentages despite a decline in general economic conditions, as the loan portfolio has been cautiously monitored for possible non-performing loans and these situations have been aggressively managed when they have emerged. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of June 30, 2002, our ratio of allowance for loan losses to non-performing loans was 218.65%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                                AS OF AND FOR THE
                                               -----------------------------------------------
                                                    SIX MONTHS ENDED
                                                         JUNE 30,                 YEAR ENDED
                                               --------------------------         DECEMBER 31,
                                                 2002              2001               2001
                                               --------          --------         -----------
                                                            (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD                 $  5,267          $  4,440          $  4,440

LOANS CHARGED-OFF
     Commercial real estate                          70                --                --
     Residential real estate                         --                --                 5
     Commercial                                     211               569             1,015
     Personal                                        38                26                80
     Home Equity                                     --                --                --
     Construction                                    --                --                --
     Leases                                         706               169               836
                                               --------          --------          --------
          Total loans charged-off                 1,025               764             1,936
                                               --------          --------          --------

RECOVERIES:
     Commercial real estate                           1                --                --
     Residential real estate                         --                --                 5
     Commercial                                      78                69               119
     Personal                                        18                29                41
     Home Equity                                     --                --                --
     Construction                                    --                --                --
     Leases                                         125                82               198
                                               --------          --------          --------
          Total recoveries                          222               180               363
                                               --------          --------          --------

NET LOANS CHARGED-OFF                               803               584             1,573

PROVISION FOR LOAN LOSSES                         1,070             1,095             2,400
                                               --------          --------          --------

BALANCE AT END OF PERIOD                       $  5,534          $  4,951          $  5,267
                                               ========          ========          ========

LOANS OUTSTANDING:
     Average                                   $339,141          $298,738          $310,727
     End of period                              346,920           314,857           334,075

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
     Average                                       1.63%             1.66%             1.70%
     End of period                                 1.60%             1.57%             1.58%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
     Average loans                                 0.48%             0.39%             0.51%
     End of period loans                           0.47%             0.37%             0.47%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The allowance for loan losses as a percent of total loans has remained fairly constant at 1.60% as of June 30, 2002, compared to 1.58% at December 31, 2001. For the six months ended June 30, 2002, annualized net charge-offs equaled 0.48% of average total loans. This ratio is slightly below historical averages due in part to charge-off recoveries of $222,000 during the period.

        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans, a portfolio of SBA loans, or available-for-sale securities. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits are defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000. Also excluded from core deposits are brokered and internet deposits. Core deposits were 64.57% of our total assets at June 30, 2002, and 66.54% of total assets at December 31, 2001. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at June 30, 2002, the Bank was within the established guidelines.

        At June 30, 2002, our total stockholders' equity was $30.9 million and our equity to asset ratio was 5.78%. At June 30, 2002, our Tier 1 capital ratio was 9.13% compared to 8.87% at December 31, 2001, while our total risk-based capital ratio was 10.73% compared to 10.69% at December 31, 2001. Both exceed the capital minimums established in the risk-based capital requirements.

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

        We strive to maintain a position such that changes in interest rates will not affect net interest income or the economic value of equity by more than 10%, per 100 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2002 based on the indicated instantaneous and permanent changes in interest rates.

                                            NET INTEREST       NET ECONOMIC
                                               INCOME            VALUE OF
CHANGES IN INTEREST RATES                 (NEXT 12 MONTHS)    EQUITY AT RISK
------------------------------           ---------------------------------------
300 basis point rise                           22.38%            (5.21%)
200 basis point rise                           15.53%            (3.72%)
100 basis point rise                            7.69%            (2.14%)
Base Rate Scenario                                --                --
50 basis point decline                         (5.74%)           (0.97%)
100 basis point decline                       (10.22%)           (2.11%)
150 basis point decline                       (14.10%)           (3.23%)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above table indicates that, at June 30, 2002, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. The table also indicates that, at June 30, 2002, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would decrease. Net economic value of equity at risk is based on the current market values of assets, liabilities, and current off-balance sheet positions, and was in excess of our book value at June 30, 2002.

PART II:  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

        Not applicable

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 15, 2002, the Company held its Annual Meeting of Stockholders. There were 2,175,676 shares outstanding and entitled to vote at the Annual Meeting, of which 1,748,147 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders.

        1.   Election of Director

             C. Ted McCarter and Don H. Alexander were elected at the Annual Meeting to serve a three year term, or until his successor is duly elected and qualified. The voting results for both were as follows:

                  Shares Voted For:               1,748,147
                  Shares Voted Against                    0
                  Shares Abstained                        0

             The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:

                  Robert D. Regnier
                  Wayne A. Henry, Jr.
                  Thomas A. McDonnell

2. The acts of the Directors and Officers as shown by the books and records regularly kept and maintained by the corporation since the last Annual Meeting of the Stockholders of the Company were approved and ratified. The voting results were as follows:

                  Shares Voted For:               1,748,147
                  Shares Voted Against                    0
                  Shares Abstained                        0


    ITEM 5.  OTHER INFORMATION

        Not applicable

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (D)    EXHIBITS

               11.   Computation of Earnings Per Share.  Please see p. 9.

               15.   Letter regarding Unaudited Interim Financial Information

               99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

        (E)   REPORTS ON FORM 8-K

              Blue Valley filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BLUE VALLEY BAN CORP



Date:  August 14, 2002               By:   /s/  Robert D. Regnier
                                           ------------------------------------
                                           Robert D. Regnier, President and
                                           Chief Executive Officer



Date:  August 14, 2002               By:   /s/  Mark A. Fortino
                                           ------------------------------------
                                           Mark A. Fortino, Treasurer