Form 10-Q
period 2002-09-30
BLUE VALLEY BAN CORP
filed 2002-11-14
CIK 901842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM                    TO
                                    ------------------    ------------------

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP
             (Exact name of registrant as specified in its charter)

               KANSAS                                   48-1070996
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)

            11935 RILEY
       OVERLAND PARK, KANSAS                            66225-6128
  (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (913) 338-1000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of Common Stock ($1.00 par value) outstanding at the close of business on September 30, 2002 was 2,179,176 shares.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I.    FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS

        Independent Accountants' Report ..............................................................  3

        Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001 ...........  4

        Consolidated Statements of Income (unaudited) - three months and nine months ended September 30, 2002 and 2001 ..............................................  6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          nine months ended September 30, 2002 and 2001 ..............................................  7

        Consolidated Statements of Cash Flows (unaudited) - nine months ended
          September 30, 2002 and 2001 ................................................................  8

        Notes to Consolidated Financial Statements (unaudited) - nine months ended
          September 30, 2002 and 2001 ................................................................  9


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS ..................................................................... 11

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................. 22

    ITEM 4.  CONTROLS AND PROCEDURES ................................................................. 24

PART II.  OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS ....................................................................... 25

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ............................................... 25

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ......................................................... 25

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................... 25

    ITEM 5.  OTHER INFORMATION ....................................................................... 25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................................................ 25

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp (the "Company") as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                                          /s/ BKD, LLP

Kansas City, Missouri
October 25, 2002

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                    (dollars in thousands, except share data)


ASSETS

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2002             2001
                                                             ------------     ------------
                                                             (Unaudited)
Cash and due from banks                                      $     33,062     $     20,159
Federal funds sold                                                 19,000            5,000
                                                             ------------     ------------
       Cash and cash equivalents                                   52,062           25,159

Available-for-sale securities                                      58,820           77,676
Mortgage loans held for sale                                       75,508           41,853

Loans, net of allowance for loan losses of $5,795
  and $5,267 in 2002 and 2001, respectively                       351,943          328,808

Premises and equipment, net                                         9,912            8,079
Foreclosed assets held for sale, net                                  644               49
Interest receivable                                                 1,932            2,513
Deferred income taxes                                                 911              904
Prepaid expenses and other assets                                   2,595            2,072
Federal Home Loan Bank stock, Federal Reserve Bank stock
  and other securities                                              3,459            3,477
Core deposit intangible asset, at amortized cost                    1,319            1,433
                                                             ------------     ------------

       Total assets                                          $    559,105     $    492,023
                                                             ============     ============


See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountants' Report.                                      4

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                    (dollars in thousands, except share data)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        2002             2001
                                                                     ------------     ------------
                                                                     (Unaudited)
LIABILITIES
    Deposits
       Demand                                                        $     80,526     $     74,229
       Savings, NOW and money market                                      174,794          157,336
       Time                                                               171,399          162,680
                                                                     ------------     ------------
           Total deposits                                                 426,719          394,245

    Securities sold under agreements to repurchase                         23,395           17,173
    Long-term debt                                                         57,992           36,118

    Guaranteed preferred beneficial interest in Company's
      subordinated debt                                                    11,500           11,500
    Advances from borrowers for taxes and insurance                         2,984              383
    Accrued interest and other liabilities                                  3,852            4,079
                                                                     ------------     ------------

           Total liabilities                                              526,442          463,498
                                                                     ------------     ------------

STOCKHOLDERS' EQUITY
    Capital stock
     Common stock, par value $1 per share;
      authorized 15,000,000 shares; issued and outstanding
      2002 - 2,179,176 shares; 2001 - 2,175,176                             2,179            2,175
    Additional paid-in capital                                              5,711            5,641
    Retained earnings                                                      23,875           19,878
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $599 in 2002 and $553 in 2001                898              831
                                                                     ------------     ------------

           Total stockholders' equity                                      32,663           28,525
                                                                     ------------     ------------

           Total liabilities and stockholders' equity                $    559,105     $    492,023
                                                                     ============     ============


See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountants' Report.                                      5

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (dollars in thousands, except share data)


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                 2002            2001            2002             2001
                                             -----------     -----------     -----------     -----------
                                             (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
    INTEREST INCOME
        Interest and fees on loans           $     6,826     $     7,170     $    19,722     $    21,173
        Federal funds sold                            84              76             284             656
        Available-for-sale securities                806           1,046           2,739           3,304
        Held-to-maturity securities                   --              39              --             119
                                             -----------     -----------     -----------     -----------
               Total interest income               7,716           8,331          22,745          25,252
                                             -----------     -----------     -----------     -----------

    INTEREST EXPENSE
        Interest-bearing demand deposits             110             221             304             692
        Savings and money market deposit
          accounts                                   661           1,167           2,195           4,008
        Other time deposits                        1,921           2,470           5,938           7,425
        Securities sold under repurchase
          agreements                                  51             124             134             350
        Long-term debt and advances                  761             595           2,326           1,828
                                             -----------     -----------     -----------     -----------
               Total interest expense              3,504           4,577          10,897          14,303
                                             -----------     -----------     -----------     -----------

    NET INTEREST INCOME                            4,212           3,754          11,848          10,949

    PROVISION FOR LOAN LOSSES                        660             570           1,730           1,665
                                             -----------     -----------     -----------     -----------

     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                             3,552           3,184          10,118           9,284
                                             -----------     -----------     -----------     -----------

    NONINTEREST INCOME
        Loans held for sale fee income             4,771           1,819          11,051           3,272
        Service fees                                 460             432           1,350           1,133
        Realized gain on sales of
          investment securities                       --             282             193             499
        Other income                                  81              53             220             165
                                             -----------     -----------     -----------     -----------
               Total noninterest income            5,312           2,586          12,814           5,069
                                             -----------     -----------     -----------     -----------

    NONINTEREST EXPENSE
        Salaries and employee benefits             4,302           2,686          11,376           6,850
        Net occupancy expense                        563             438           1,494           1,088
        Other operating expense                    1,451           1,060           3,922           2,943
                                             -----------     -----------     -----------     -----------
               Total noninterest expense           6,316           4,184          16,792          10,881
                                             -----------     -----------     -----------     -----------

    INCOME BEFORE INCOME TAXES                     2,548           1,586           6,140           3,472

    PROVISION FOR INCOME TAXES                       892             544           2,143           1,155
                                             -----------     -----------     -----------     -----------

    NET INCOME                               $     1,656     $     1,042     $     3,997     $     2,317
                                             ===========     ===========     ===========     ===========

    BASIC EARNINGS PER SHARE                 $      0.76     $      0.48     $      1.84     $      1.07
                                             ===========     ===========     ===========     ===========
    DILUTED EARNINGS PER SHARE               $      0.74     $      0.47     $      1.79     $      1.05
                                             ===========     ===========     ===========     ===========


See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountants' Report.                                      6

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (dollars in thousands, except share data)



                                                                                       ACCUMULATED
                                                              ADDITIONAL                  OTHER
                                  COMPREHENSIVE    COMMON      PAID-IN      RETAINED   COMPREHENSIVE
                                     INCOME         STOCK      CAPITAL      EARNINGS      INCOME         TOTAL
                                  -------------   --------    ----------    --------   -------------   --------
BALANCE, DECEMBER 31, 2000                        $  2,142     $  5,277     $ 15,935     $    461      $ 23,815

   Issuance of 30,356 shares
      of common stock               $     --            30          307           --           --           337
   Net income                          2,317            --           --        2,317           --         2,317
   Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      income taxes of $580               871            --           --           --          871           871
                                    --------      --------     --------     --------     --------      --------
                                    $  3,188
                                    ========
BALANCE, SEPTEMBER 30, 2001                          2,172        5,584       18,252        1,332        27,340

   Issuance of 3,500 shares of
      common stock                        --             3           57           --           --            60
   Net income                          1,626            --           --        1,626           --         1,626
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of $334         (501)           --           --           --         (501)         (501)
                                    --------      --------     --------     --------     --------      --------
                                    $  1,125
                                    ========
BALANCE, DECEMBER 31, 2001                           2,175        5,641       19,878          831        28,525

   Issuance of 4,000 shares of
      common stock                        --             4           70           --           --            74
   Net income                          3,997            --           --        3,997           --         3,997
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $45                 67            --           --           --           67            67
                                    --------      --------     --------     --------     --------      --------
                                    $  4,064
                                    ========
BALANCE, SEPTEMBER 30, 2002                       $  2,179     $  5,711     $ 23,875     $    898      $ 32,663
                                                  ========     ========     ========     ========      ========


                                                                         SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                             2002           2001           2001
                                                                         -------------   ------------   -------------
 RECLASSIFICATION DISCLOSURE
   Unrealized appreciation (depreciation)  on available-for-sale securities, net of income taxes (credits) of $122, $(334) and
      $780 for the periods ended September 30, 2002, December 31,
      2001 and September 30, 2001, respectively                          $         183   $       (501)  $       1,170
                                                                         -------------   ------------   -------------

   Less: reclassification adjustments for appreciation included in net income, net of income taxes of $77, $0 and $200 for the periods ended September 30, 2002, December 31, 2001 and
      September 30, 2001, respectively                                            (116)            --            (299)
                                                                         -------------   ------------   -------------
   Change in unrealized appreciation on available-for-sale
      securities, net of income taxes (credit) of $45, $(334), and
      $580 for the periods ended September 30, 2002, December 31,
      2001 and September 30, 2001, respectively                          $          67   $       (501)  $         871
                                                                         =============   ============   =============


See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountants' Report.                                      7

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (dollars in thousands, except share data)

                                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                                            2002              2001
                                                                        ------------      ------------
                                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $      3,997      $      2,317
    Items not requiring (providing) cash
       Depreciation and amortization                                             646               553
       Amortization of premiums and discounts on securities                       39                 8
       Provision for loan losses                                               1,730             1,665
       Deferred income taxes                                                     (52)              (91)
       Gain on sales of available-for-sale securities                           (193)             (499)
       Loss on sale of foreclosed assets                                          54               153
       (Gain) loss on sale of premises and equipment                              10                (5)
    Changes in
       Accrued interest receivable                                               581               821
       Mortgage loans held for sale                                          (33,655)          (47,008)
       Prepaid expenses and other assets                                        (555)              303
       Accrued interest payable and other liabilities                           (228)              970
                                                                        ------------      ------------
           Net cash used in operating activities                             (27,626)          (40,813)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                (28,636)          (38,692)
    Proceeds from sales of loan participations                                 2,187             4,514
    Purchase of premises and equipment                                        (2,355)           (1,195)
    Proceeds from the sale of premises and equipment                              12                11
    Net cash acquired in branch acquisition                                       --             1,604
    Proceeds from the sale of foreclosed assets                                  937               339
    Proceeds from maturities of held-to-maturity securities                       --             2,000
    Proceeds from sales of available-for-sale securities                      13,183            16,400
    Proceeds from maturities of available-for-sale securities                 34,938            31,675
    Purchases of available-for-sale securities                               (28,999)          (46,247)
    Proceeds from the sale of Federal Home Loan and Federal Reserve
      Bank stock                                                                 893                --
    Purchases of Federal Home Loan and Federal Reserve Bank stock               (875)           (1,927)
                                                                        ------------      ------------
           Net cash used in investing activities                              (8,715)          (31,518)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
      NOW and savings accounts                                                23,753            26,775
    Net increase in time deposits                                              8,719            20,265
    Repayments of long-term debt                                                (121)             (112)
    Proceeds from long-term debt                                              21,995             7,500
    Net payments on short-term debt                                               --            (4,000)
    Proceeds from sale of common stock                                            74               337
    Net increase (decrease) in other borrowings                                6,222             5,108
    Net increase in advances from borrowers for taxes and insurance            2,602             1,780
                                                                        ------------      ------------
           Net cash provided by financing activities                          63,244            57,653
                                                                        ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              26,903           (14,678)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                25,159            35,920
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     52,062      $     21,242
                                                                        ============      ============

See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountants' Report.                                      8

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the consolidated results of its operations, stockholders' equity and cash flows for the periods ended September 30, 2002 and 2001, and are of a normal recurring nature.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K filed with the Securities and Exchange Commission.

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

     The computation of per share earnings for the nine-months ended September 30, 2002 and 2001 is as follows:

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2002             2001
                                                   ------------     ------------
                                                    (Unaudited)     (Unaudited)
                                                   (amounts in thousands, except
                                                    share and per share data)
Net income                                         $      3,997     $      2,317
                                                   ============     ============

Average common shares outstanding                     2,177,742        2,162,535
Average common share stock options outstanding           80,486           45,154
                                                   ------------     ------------

Average diluted common shares                         2,258,228        2,207,689
                                                   ============     ============

Basic earnings per share                           $       1.84     $       1.07
                                                   ============     ============
Diluted earnings per share                         $       1.79     $       1.05
                                                   ============     ============

See Independent Accountants' Report.                                      9

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)


NOTE 3: LONG-TERM DEBT

     Long-term debt at September 30, 2002 and December 31, 2001, consisted of the following components:

                                        SEPTEMBER 30,    DECEMBER 31,
                                           2002              2001
                                        ------------     ------------
                                         (Unaudited)

                                               (in thousands)
Note Payable - other (A)                $      1,497     $      1,618
Note Payable - bank (B)                        3,995            2,000
Federal Home Loan Bank advances (C)           52,500           32,500
                                        ------------     ------------

Total long-term debt                    $     57,992     $     36,118
                                        ============     ============

     (A) Due in August 2009, payable in monthly installments of $23,175, including interest at 7.5%; collateralized by land, building and assignment of future rents.

     (B) Borrowing under $10 million revolving line of credit; interest only at the fed funds rate + 1.68% due quarterly until 2003, when the outstanding principal balance is due; collateralized by common stock of the Company's subsidiary bank.

     (C) Due in 2007, 2008, 2010 and 2011; collateralized by various assets including mortgage-backed loans, and U.S. Treasury and Agency securities. The interest rates on the advances range from 1.55% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2002, approximately $75,002,000 was available.


     Aggregate annual maturities of long-term debt at September 30, 2002 are as follows:

                                        (in thousands)

        October 1 to December 31, 2002    $    42
           2003                             4,170
           2004                               188
           2005                               203
           2006                               219
           Thereafter                      53,170
                                          -------

                                          $57,992
                                          =======


See Independent Accountants' Report                                           10

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

GENERAL


    RESULTS OF OPERATIONS

         Three months ended September 30, 2002 and 2001. Net income for the quarter ended September 30, 2002, was $1.7 million, as compared to net income of $1.0 million for the quarter ended September 30, 2001, representing an increase of $614,000, or 58.92%. Diluted earnings per share increased 57.44% to $0.74 during the third quarter of 2002 from $0.47 in the same period of 2001. The Company's annualized returns on average assets and average stockholders' equity for the three-month period ended September 30, 2002 were 1.22% and 20.76%, compared to 0.90% and 16.43%, respectively, for the same period in 2001, increases of 35.55% and 26.35%, respectively. The increase in net income from the prior year third quarter to the current year was due to increases in both non-interest and net interest income.

         The expansion of the Company's residential mortgage origination divisions coupled with declines in market interest rates during 2001 resulted in a significant increase in the number of loans originated, a trend which has persisted through the third quarter of 2002. The Company's internet mortgage capabilities were expanded considerably with the creation of the Internet Mortgage Division and the introduction of its website, internetmortgage.com, during the first quarter of 2001. As a result of continued expansion of this division and additional market interest rate declines during 2002, the Company has realized a considerable increases in net income from mortgage origination and refinancing revenue generated by this division during the three-month period ended September 30, 2002 as compared to the same period in 2001. In addition, the Company's Retail Mortgage Division has also experienced a significant increase in residential mortgage loan originations in the Company's local market during the third quarter of 2002 due to declines in market interest rates and increased marketing efforts.

         Net interest income of $4.2 million increased $458,000 or 12.20% during the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001, due to reductions in rates paid on interest-bearing liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest income for the current year third quarter was $7.7 million, a decrease of $615,000, or 7.39%, from $8.3 million in the same quarter in the prior year. This decrease was primarily a result of an overall decrease in the yield on average earning assets of 146 basis points to 6.19% in the third quarter of 2002, as compared to 7.65% in the prior year third quarter. Average earning asset volume increased from the third quarter of 2001 to the current period by $63.4 million, or 14.51%, which partially offset the decrease in yield on interest-earning assets. The 146 basis point decrease in yield has resulted primarily from declines in market interest rates throughout 2001 which have persisted into the current year.

         Interest expense for the current year third quarter was $3.5 million, a decrease of $1.1 million, or 23.45%, from $4.6 million in the prior year third quarter. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the current quarter. There have been two primary causes for this decline in interest rates. First is the impact of the overall decline in market interest rates on the rates of our funding sources. Secondly, promotional time deposits offered during May, June and July of 2000, which bore interest rates notably higher than current market rates, renewed, repriced or matured during the first quarter of 2002 at significantly lower rates. The rate paid on total average interest-bearing liabilities decreased to 3.21% during the quarter ended September 30, 2002 compared to 4.74% during the same quarter in 2001, a decrease of 153 basis points. Average interest-bearing deposits increased by $26.2 million, or 7.94% from the prior year and other interest-bearing liabilities increased by $23.4 million or 43.62% from the prior year, mainly in the form of long-term FHLB borrowings. These increases in interest-bearing liability volume partially offset the overall decrease in rate.

         Nine months ended September 30, 2002 and 2001. Net income for the nine months ended September 30, 2002 was $4.0 million, compared to net income of $2.3 million for the nine-month period ended September 30, 2001, representing an increase of $1.7 million, or 72.46%. Diluted earnings per share increased 70.47% to $1.79 during the nine months ended September 30, 2002 from $1.05 in the same period of 2001. The Company's annualized return on average assets and average stockholders' equity for the nine-month period ended September 30, 2002 were 1.02% and 17.62%, compared to 0.70% and 12.31%, respectively, for the same period in 2001, increases of 45.71% and 43.13%, respectively. The principal contributor to the increase in net income from the nine months ended September 30, 2001 to the current year was an increase in non-interest income.

         The expansion of the Company's residential mortgage capabilities coupled with declines in market interest rates during 2001 resulted in a significant increase in the number of loans originated, a trend which continued through the nine-months ended September 30, 2002. The Company's internet mortgage capabilities were expanded considerably with the creation of the Internet Mortgage Division and the introduction of its website, internetmortgage.com, during the first quarter of 2001. Consequently, the Company has realized a considerably greater impact on net income from mortgage origination and refinancing revenue during the nine-month period ended September 30, 2002 as compared to the same period in 2001. In addition, the Company's Retail Mortgage Division experienced a significant increase in residential mortgage loan originations in the Company's local market during the nine-month period ended September 30, 2002 due to declines in market interest rates and increased marketing efforts.

         Net interest income of $11.8 million increased by $899,000 or 8.21% during the nine-month period ended September 30, 2002 as compared to $10.9 million for the nine-month period ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest income for the nine months ended September 30, 2002 was $22.7 million, a decrease of $2.5 million, or 9.93%, from $25.3 million for the same period in the prior year. This decrease was primarily a result of an overall decrease in the yield on average earning assets of 181 basis points to 6.31% during the nine months ended September 30, 2002, compared to 8.12% during that period in the prior year. Average earning asset volume increased from the first three quarters of 2001 to the current period by $69.1 million, or 16.50%, which partially offset the decrease in yield on interest-earning assets. The 181 basis point decrease in yield has resulted primarily from decreases in market interest rates throughout 2001 which have persisted into the current year.

         Interest expense for the nine-month period ended September 30, 2002 was $10.9 million, a decrease of $3.4 million, or 23.82%, from $14.3 million in the same period of the prior year. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the current period. There have been two primary causes for this decline in interest rates. First is the impact of the overall decline in market interest rates on the rates of our funding sources. Secondly, promotional time deposits offered during May, June and July of 2000, which bore interest rates notably higher than current market rates, renewed, repriced or matured during the first quarter of 2002 at significantly lower rates. The rate paid on total average interest-bearing liabilities decreased to 3.42% during the nine-month period ended September 30, 2002 compared to 5.17% during the same period in 2001, a decrease of 175 basis points. Average interest-bearing deposits increased by $35.2 million, or 11.03% from the prior year and other interest-bearing liabilities increased by $20.9 million or 41.57% from the prior year, mainly in the form of long-term FHLB borrowings. These increases in interest-bearing liability volume partially offset the overall decrease in rate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------------------------------------------
                                                                        2002                             2001
                                                       -------------------------------     -------------------------------
                                                                               AVERAGE                             AVERAGE
                                                        AVERAGE                 YIELD/      AVERAGE                 YIELD/
                                                        BALANCE     INTEREST    RATE        BALANCE     INTEREST    RATE
                                                       --------     --------   -------     --------     --------   -------
ASSETS
   Federal funds sold ............................     $ 23,231     $    284     1.63%     $ 18,828     $    656    4.67%
   Investment securities - taxable ...............       52,968        2,230     5.63        57,888        2,875    6.64
   Investment securities - non-taxable (1) .......       14,772          770     6.97        15,770          734    6.22
   Mortgage loans held for sale ..................       52,987        2,585     6.52        20,457        1,009    6.59
   Loans, net of unearned discount and fees ......      343,785       17,137     6.66       305,685       20,165    8.82
                                                       --------     --------               --------     --------
     Total earning assets ........................      487,743       23,007     6.31       418,628       25,439    8.12
                                                       --------     --------               -------      --------
   Cash and due from banks - non-interest
    bearing ......................................       23,737                             15,159
   Allowance for possible loan losses ............       (5,334)                            (4,709)
   Premises and equipment, net ...................        9,146                              7,201
   Other assets ..................................       10,790                              9,040
                                                       --------                            -------
     Total assets ................................     $526,082                            $445,319
                                                       ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts ..............     $ 29,572     $    304     1.37%     $ 31,472     $    692    2.94%
   Savings and money market deposits .............      146,325        2,195     2.01       130,905        4,008    4.09
   Time deposits .................................      178,638        5,938     4.44       156,932        7,425    6.33
                                                       --------     --------               --------     --------
     Total interest-bearing deposits .............      354,535        8,437     3.18       319,309       12,125    5.08
                                                       --------     --------               --------     --------
   Short-term borrowings .........................       19,916          191     1.28        20,883          578    3.70
   Long-term debt ................................       51,457        2,269     5.90        29,532        1,601    7.25
                                                       --------     --------               -------      --------
     Total interest-bearing liabilities ..........      425,908       10,897     3.42       369,724       14,304    5.17
                                                       --------     --------               -------      --------
   Non-interest bearing deposits .................       66,171                              47,217
   Other liabilities .............................        3,671                               3,203
   Stockholders' equity ..........................       30,332                              25,175
                                                       --------                           --------
      Total liabilities and stockholders'
       equity ....................................     $526,082                           $445,319
                                                       ========                           ========
   Net interest income/spread ....................                  $ 12,110     2.89%                  $ 11,135    2.95%
                                                                    ========   ======                   ========    ====
   Net interest margin ...........................                               3.32%                              3.56%

---------

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES


                                          NINE MONTHS ENDED SEPTEMBER 30,
                                             2002 COMPARED TO 2001
                                         ---------------------------------
                                         CHANGE       CHANGE
                                          DUE TO      DUE TO         TOTAL
                                          RATE        VOLUME        CHANGE
                                         -------      -------      -------
                                               (DOLLARS IN THOUSANDS)
Federal funds sold .................     $  (427)     $    54      $  (373)
Investment securities - taxable ....        (438)        (207)        (645)
Investment securities - non-taxable (1)       88          (52)          36
Mortgage loans held for sale .......         136        1,821        1,957
Loans, net of unearned discount ....      (5,264)       1,857       (3,407)
                                         -------      -------      -------
           Total interest income ...      (5,905)       3,473       (2,432)
                                         -------      -------      -------
Interest-bearing demand accounts ...        (368)         (20)        (388)
Savings and money market deposits ..      (2,044)         232       (1,812)
Time deposits ......................      (2,209)         721       (1,488)
Short-term borrowings ..............        (378)          (9)        (387)
Long-term debt .....................        (299)         967          668
                                         -------      -------      -------
           Total interest expense ..      (5,298)       1,891       (3,407)
                                         -------      -------      -------
Net interest income ................     $  (607)     $ 1,582      $   975
                                         =======      =======      =======

---------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    PROVISION FOR LOAN LOSSES

         The provision for loan losses for the third quarter of 2002 was $660,000, compared to $570,000 for the same period of 2001, resulting in a $90,000, or 15.79%, increase. For the nine-months ended September 30, 2002 and 2001, the provision was $1.7 million for both periods. The increase in the provision during the third quarter of 2002 has resulted from increases in the volume of our loan portfolio. We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.


    NON-INTEREST INCOME

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                              -------------------     -------------------
                                               2002        2001        2002        2001
                                              -------     -------     -------     -------
                                                             (In thousands)
Loans held for sale fee income ..........     $ 4,771     $ 1,819     $11,051     $ 3,272
NSF charges and service fees ............         253         210         752         549
Other service charges ...................         207         222         598         584
Realized gain on sales of investment
   securities ...........................          --         282         193         499
Other income ............................          81          53         220         165
                                              -------     -------     -------     -------
      Total non-interest income .........     $ 5,312     $ 2,586     $12,814     $ 5,069
                                              =======     =======     =======     =======


         Non-interest income increased to $5.3 million, or 105.41%, during the three-month period ended September 30, 2002, from $2.6 million during the three-month period ended September 30, 2001. Non-interest income for the nine-months ended September 30, 2002 was $12.8 million, an increase of $7.7 million, or 152.79%, from $5.1 million for the nine-months ended September 30, 2001. These increases are primarily attributable to an increase in loans held for sale fee income, though increases were also realized in NSF charges and service fees. Loans held for sale fee income increased $3.0 million, or 162.28%, and $7.8 million, or 237.74%, for the three-month and nine-month periods ended September 30, 2002, respectively. We have experienced significant growth in our loans held for sale income due to the expansion of our residential mortgage origination capabilities concurrent with a relatively low-rate environment. Mortgage originations and refinancing, and the resultant revenue, have continued to flourish in the low interest rate environment which has persisted through the third quarter of 2002. In addition, interest rate volatility experienced in the bond market during 2002 has created opportunities for the Company to realize appreciation on available-for-sale securities. The Company sold investment securities during the current year with a total book value of $13.0 million and realized a gain of $193,000. During 2001, many of our investment securities had appreciated significantly due to the declining interest rate environment. We took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Investment securities with a total book value of $15.9 million were sold during the first nine months of 2001 resulting in a gain of $499,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    NON-INTEREST EXPENSE

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                          -------------------     -------------------
                                           2002        2001        2002        2001
                                          -------     -------     -------     -------
                                                        (IN THOUSANDS)
Salaries and employee benefits ......     $ 4,302     $ 2,686     $11,376     $ 6,850
Occupancy ...........................         563         438       1,494       1,088
FDIC and other insurance expense ....          25          47         171         127
General and administrative ..........       1,426       1,013       3,751       2,816
                                          -------     -------     -------     -------
      Total non-interest expense ....     $ 6,316     $ 4,184     $16,792     $10,881
                                          =======     =======     =======     =======

         Non-interest expense increased to $6.3 million, or 50.95%, during the three-month period ended September 30, 2002 and to $16.8 million, or 54.33%, during the nine-month period ended September 30, 2002, from $4.2 million and $10.9 million in the prior year periods, respectively. These increases are primarily attributable to an increase in salaries and employee benefits expense, which increased $1.6 million, or 60.16%, during the third quarter of 2002 and $4.5 million, or 66.07%, during the nine-month period ended September 30, 2002, compared to the prior year periods. Salaries and employee benefits expense increased as we hired additional staff to facilitate our growth. We had 249 full-time equivalent employees at September 30, 2002 as compared to 187 at September 30, 2001. Many areas of the Company added employees to manage growth with the expansion of the Company's mortgage divisions necessitating approximately 50% of the net increase in full-time employees. Also, as our internet and retail mortgage loan originations have grown, commissions paid have also grown, contributing to the increase in salaries and employee benefits expense during 2002. Commissions paid during the three-month and nine-month periods ended September 30, 2002 were $1.3 million and $3.0 million, respectively, compared to $363,000 and $634,000 in the prior year periods, respectively.


    FINANCIAL CONDITION

         Total assets for the Company at September 30, 2002, were $559.1 million, an increase of $67.1 million, or 13.63%, compared to $492.0 million at December 31, 2001. Deposits and stockholders' equity at September 30, 2002, were $426.7 million and $32.7 million, respectively, compared with $394.2 million and $28.5 million, respectively, at December 31, 2001, increases of $32.5 million, or 8.23%, and $4.1 million, or 14.50%, respectively.

         Loans at September 30, 2002 totaled $357.7 million, an increase of $23.7 million, or 7.08%, compared to December 31, 2001. The loan to deposit ratio at September 30, 2002 was 83.83% compared to 84.74% at December 31, 2001. The deposit growth of 8.23% has provided the funding necessary to facilitate our loan growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Mortgage loans held for sale at September 30, 2002 totaled $75.5 million, an increase of $33.7 million, from $41.9 million at December 31, 2001. Interest rate changes, seasonal factors, efficiencies in loan processing, etc. can cause periodic fluctuations in the balance of mortgage loans held for sale. As the low interest rate environment has persisted, the average volume of loans has increased during 2002 to an average balance of $53.0 million. Excess cash and due from bank balances, federal funds sold, scheduled calls and maturities of investment securities, and deposit growth have provided the funding necessary to facilitate the mortgage loan origination growth. Also available to fund growth is a line-of-credit with the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2002, approximately $75,002,135 million was available.

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              NON-PERFORMING ASSETS

                                                                       AS OF
                                                        -----------------------------------
                                                           SEPTEMBER 30,       DECEMBER 31,
                                                          2002       2001         2001
                                                        -------     -------    ------------
                                                            (Dollars in thousands)
REAL ESTATE LOANS:
    Past due 90 days or more                            $    --     $   447     $    --
    Nonaccrual                                              410         818         824

INSTALLMENT LOANS:
    Past due 90 days or more                                 --          --          33
    Nonaccrual                                               --          14          13

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                  1           1          --
    Nonaccrual                                               --          --          --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                              1,576          80          76
    Nonaccrual                                              425       1,148         752

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                 --           6          --
    Nonaccrual                                              310       1,724       1,365

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
ESTATE OWNED AND OTHER REPOSSESSED ASSETS):
    Past due 90 days or more                                 --          --          --
    Nonaccrual                                               --          --          --
                                                        -------     -------     -------
       Total non-performing loans                         2,722       4,238       3,063
FORECLOSED ASSETS HELD FOR SALE                             644         105          49
                                                        -------     -------     -------
       Total non-performing assets                      $ 3,366     $ 4,343     $ 3,112
                                                        =======     =======     =======

Total nonperforming loans to total loans                   0.76%       1.32%       0.92%
Total nonperforming loans to total assets                  0.49%       0.88%       0.62%
Allowance for loan losses to nonperforming loans         212.92%     112.93%     171.96%
Nonperforming assets to loans and foreclosed assets
    held for sale                                          0.94%       1.36%       0.93%


         As of September 30, 2002, non-performing loans equaled 0.76% of total loans. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. The percentage of non-performing loans to total loans at September 30, 2002 is in line with historical percentages despite a decline in general economic conditions, as the loan portfolio has been cautiously monitored for possible non-performing loans and these situations have been aggressively managed when they have emerged. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of September 30, 2002, our ratio of allowance for loan losses to non-performing loans was 212.92%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                         AS OF AND FOR THE
                                           ----------------------------------------
                                             NINE MONTHS ENDED        YEAR ENDED
                                               SEPTEMBER 30,          DECEMBER 31,
                                           ----------------------     ------------
                                             2002         2001           2001
                                           --------      --------     ------------
                                                   (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD             $  5,267      $  4,440      $  4,440

LOANS CHARGED-OFF
     Commercial real estate                     181            --            --
     Residential real estate                    142             5             5
     Commercial                                 328           944         1,015
     Personal                                    45            55            80
     Home Equity                                 --            --            --
     Construction                                --            --            --
     Leases                                     783           525           836
                                           --------      --------      --------
          Total loans charged-off             1,479         1,529         1,936
                                           --------      --------      --------

RECOVERIES:
     Commercial real estate                       1            --            --
     Residential real estate                     --            --             5
     Commercial                                 105            71           119
     Personal                                    20            33            41
     Home Equity                                 --            --            --
     Construction                                --            --            --
     Leases                                     151           106           198
                                           --------      --------      --------
          Total recoveries                      277           210           363
                                           --------      --------      --------

NET LOANS CHARGED-OFF                         1,202         1,319         1,573

PROVISION FOR LOAN LOSSES                     1,730         1,665         2,400
                                           --------      --------      --------

BALANCE AT END OF PERIOD                   $  5,795      $  4,786      $  5,267
                                           ========      ========      ========

LOANS OUTSTANDING:
     Average                               $343,784      $305,685      $310,727
     End of period                          357,738       320,265       334,075

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
     Average                                   1.68%         1.57%         1.70%
     End of period                             1.62%         1.49%         1.58%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
    LOANS OUTSTANDING:
     Average                                   0.47%         0.58%         0.51%
     End of period                             0.44%         0.55%         0.47%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The allowance for loan losses as a percent of total loans has remained fairly constant at 1.62% as of September 30, 2002, compared to 1.58% at December 31, 2001. For the nine months ended September 30, 2002, annualized net charge-offs equaled 0.47% of average total loans. This ratio is slightly below historical averages due in part to charge-off recoveries of $277,000 during the period.

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans, a portfolio of SBA loans, or available-for-sale securities. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits are defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000. Also excluded from core deposits are brokered and internet deposits. Core deposits were 62.99% of our total assets at September 30, 2002, and 66.54% of total assets at December 31, 2001. Internal guidelines have been established to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at September 30, 2002, the Bank was within the established guidelines.

         At September 30, 2002, our total stockholders' equity was $32.7 million and our equity to asset ratio was 5.84%. At September 30, 2002, our Tier 1 capital ratio was 9.10% compared to 8.87% at December 31, 2001, while our total risk-based capital ratio was 10.55% compared to 10.69% at December 31, 2001. Both exceed the capital minimums established in the risk-based capital requirements.

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

         We use an asset/liability modeling service to analyze Blue Valley Ban Corp's wholly-owned subsidiary, Bank of Blue Valley's (the "Bank") current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Bank's asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.

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

         We strive to maintain a position such that changes in interest rates will not affect net interest income or the economic value of equity by more than 10%, per 100 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2002 based on the indicated instantaneous and permanent changes in interest rates.

                             NET INTEREST       NET ECONOMIC
                                INCOME            VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)    EQUITY AT RISK
-------------------------   ----------------    --------------
300 basis point rise            35.34%              (4.01%)
200 basis point rise            23.89%              (3.33%)
100 basis point rise            11.92%              (3.01%)
Base Rate Scenario                 --                  --
50 basis point decline          (6.92%)             (0.71%)
100 basis point decline        (13.40%)             (3.42%)
150 basis point decline        (19.86%)             (6.19%)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The above table indicates that, at September 30, 2002, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. The table also indicates that, at September 30, 2002, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would decrease. Net economic value of equity at risk is based on the current market values of assets, liabilities, and current off-balance sheet positions, and was in excess of our book value at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES


         In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on 10-Q.

         As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              11.      Computation of Earnings Per Share. Please see p. 9.

              15.      Letter regarding Unaudited Interim Financial
                       Information

              99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

              99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         (E)      REPORTS ON FORM 8-K

                  Blue Valley filed no reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BLUE VALLEY BAN CORP


         Date:  November 14, 2002         By: /s/ Robert D. Regnier
                                              ---------------------
                                              Robert D. Regnier, President and
                                              Chief Executive Officer



         Date:  November 14, 2002         By: /s/ Mark A. Fortino
                                              -------------------
                                              Mark A. Fortino, Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Robert D. Regnier, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Blue Valley Ban Corp (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

         /s/ Robert D. Regnier
         ---------------------
         Robert D. Regnier,
         President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Mark A. Fortino, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Blue Valley Ban Corp (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

         /s/ Mark A. Fortino
         -------------------
         Mark A. Fortino,
         Treasurer
         (Chief Financial Officer)