Form 10-K
period 2002-12-31
BLUE VALLEY BAN CORP
filed 2003-03-27
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP
             (Exact name of registrant as specified in its charter)

               KANSAS                                      48-1070996
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)

            11935 RILEY
       OVERLAND PARK, KANSAS                               66225-6128
  (Address of principal executive                          (Zip  Code)
              offices)

       Registrant's telephone number, including area code: (913) 338-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
-------------------                                  --------------------------
Guarantee with respect to the Trust Preferred        American Stock Exchange
Securities, $8.00 par value, of BVBC Capital
Trust I

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by checkmark whether the registrant is an accelerated filer. Yes | | No |X|

      As of February 28, 2003 the registrant had 2,225,736 shares of Common Stock ($1.00 par value) outstanding, of which 1,203,053 shares were held by non-affiliates. The aggregate market value of the common shares of the registrant held by non-affiliates, computed based on the February 28, 2003 closing price of the stock, was approximately $29.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

    1. Part III - Proxy Statement for the 2003 Annual Meeting of Stockholders

                              BLUE VALLEY BAN CORP

                                 FORM 10-K INDEX

                                                                        Page No.
PART I.

Item I.   Business                                                            2

Item 2.   Properties                                                         15

Item 3.   Legal Proceedings                                                  15

Item 4.   Submission of Matters to a Vote of Security Holders                15

PART II.

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                            16

Item 6.   Selected Financial Data                                            17

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         36

Item 8.   Financial Statements and Supplementary Data                        38

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               38

PART III.

Item 10.  Directors and Executive Officers of the Registrant                 39

Item 11.  Executive Compensation                                             39

Item 12.  Security Ownership of Certain Beneficial Owners and Management     39

Item 13.  Certain Relationships and Related Transactions                     39

Item 14.  Controls and Procedures                                            39

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   40

                                     PART I

ITEM 1:  BUSINESS

THE COMPANY AND SUBSIDIARIES

      Blue Valley Ban Corp. ("Blue Valley", the "Company") is a bank holding company organized in 1989. In 2001, Blue Valley elected to become a financial holding company and such status was granted. The Company's wholly-owned subsidiary, Bank of Blue Valley (the "Bank") was also organized in 1989 to provide banking services to closely-held businesses, their owners, professionals and individuals in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the "MSA"). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers - customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley originates residential mortgages nationwide through the Bank's InternetMortgage.com website.

      We have experienced significant internal growth since our inception. In addition, in 1994, we acquired the deposits of a branch of a failed savings and loan institution to augment our internal growth and expand into an additional market which management believed was attractive. In 1994, we also completed the construction of our current headquarters in Overland Park, Kansas. We currently have five banking center locations in Johnson County, Kansas, including our main office in Overland Park, full-service offices in Olathe and Shawnee, Kansas, and supermarket banking facilities in Leawood and Shawnee, Kansas.

      Our lending activities focus on commercial lending and residential mortgage origination services, and, to a lesser extent, consumer lending. We strive to identify, develop and maintain diversified lines of business which provide acceptable returns on a risk-adjusted basis. Our primary lines of business consist of commercial and industrial lending, commercial real estate lending, construction lending, indirect lending, leasing, and residential mortgage lending and origination services.

      We also seek to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. We develop these new lines of business while monitoring related risk factors. The growth experienced in 2002 in our residential mortgage origination services provides an example of the benefits that we have gained through diversification. This growth has largely been attained in a favorable low interest rate environment. Management recognizes that future increases in interest rates could have a detrimental impact on the revenues generated by this business; however, we manage this business to enable us to minimize this detrimental impact where possible. In addition to fees generated in conjunction with our lending activities, we derive non-interest income by providing mortgage origination services, deposit and cash management services, investment brokerage services and trust services.

      In addition to the Bank, we have two wholly-owned subsidiaries, Blue Valley Building Corp., which owns the building and property that comprise our headquarters in Overland Park, Kansas and other properties intended for future use, and BVBC Capital Trust I, which was created to offer the Company's trust preferred securities and to purchase our junior subordinated debentures. The Bank has one wholly-owned subsidiary, Blue Valley Investment Corp., which owns and services a portion of a commercial lease portfolio that we purchased in 1999.

OUR MARKET AREA

      We operate primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA generally, and in suburban Johnson County, in particular. Our trade area generally consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to a rate of growth which exceeds the natural growth rate of the banking industry as well as the internal growth experienced locally by our peers.

      The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County's population growth rate ranks in the top 2% of counties nationally, and its per capita income ranks in the top 1% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2002, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $9.4 billion, which represented 21.88% of total deposits in the state of Kansas and 34.28% of total deposits in the Kansas City MSA.

      As our founders anticipated, the trade area surrounding our main banking facility in Overland Park has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas branch is located approximately 10 miles west of our main office. We opened our Olathe branch in 1994 when we acquired the deposits of a branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. In 2001, the operations of this branch were moved across the street into a more suitable location which the Bank acquired. The Shawnee, Kansas banking facilities are approximately 20 miles northwest of our headquarters location. We opened our Shawnee grocery branch for the convenience of our existing customers in Shawnee, and to expand our market presence in Shawnee. During the first quarter of 2001, construction of our freestanding banking facility in Shawnee, Kansas was completed and operations commenced. The Leawood, Kansas grocery branch is approximately 5 miles southeast of our headquarters location. We opened our Leawood grocery branch during October of 2002 to expand our market presence in Leawood. In 2002, we also acquired land for a 20,000 square foot branch and office building in Leawood, which we anticipate will open early in 2004.

LENDING ACTIVITIES

      Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans. Our primary source of income is interest earned on our loan portfolio. As of December 31, 2002, our loans represented approximately 62.80% of our total assets. Our legal lending limit to any one borrower was $12.5 million at December 31, 2002 and our largest single borrower as of that date had outstanding loans of $9.0 million.

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

      We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $600,000 and all real estate credits in excess of $1.0 million. Credits up to $600,000 on commercial loans and $1.0 million on real estate loans can be approved by the Company's President. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2002.

                                 LOAN PORTFOLIO

                                                      AS OF DECEMBER 31, 2002
                                                    ----------------------------
                                                      AMOUNT           PERCENT
                                                       (DOLLARS IN THOUSANDS)
Commercial......................................    $     93,658          24.64%
Commercial real estate..........................          71,295          18.76
Construction....................................         127,071          33.43
Leases..........................................          22,600           5.95
Residential real estate.........................          21,581           5.68
Personal........................................          26,750           7.04
Home equity.....................................          17,127           4.50
                                                    -------------   ------------
      Total loans and leases....................         380,082         100.00%
Less allowance for loan losses..................           6,914
                                                    -------------
Loans receivable, net...........................    $    373,168
                                                    -------------

      Commercial loans. As of December 31, 2002, approximately $93.7 million, or 24.64%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in the servicing of small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts and our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

      The Bank's commercial lending activities historically have been directed to small and medium-sized companies in the Kansas City MSA, focusing on Johnson County, Kansas, with annual sales generally between $100,000 and $20 million. The Bank's commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank's commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank generally seeks to obtain personal guarantees for its commercial loans. As of December 31, 2002, approximately 8.90% of our commercial loans had outstanding balances in excess of $300,000, and these loans accounted for 61.13% of the total carrying value of our commercial loan portfolio. The Bank primarily underwrites its commercial loans on the basis of the borrowers' cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.

      Approximately $6.5 million, or 6.90%, of our commercial loans are Small Business Administration (SBA) loans, of which $4.6 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.

      Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

      Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family buildings and churches. As of December 31, 2002, approximately $71.3 million, or 18.76%, of our loan portfolio represented commercial real estate mortgage loans. Our commercial real estate mortgage loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

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

      Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2002, approximately $127.1 million, or 33.43%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our thirteen-year history. We attribute this success to our expertise, availability and prompt service. The Bank's experience and reputation in this area have enabled it to focus on relationships with a smaller number of larger builders, which has permitted it to increase the total value of its real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Those loans are made on the basis of the individual's financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.

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

      Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2002, our lease portfolio totaled $22.6 million, or 5.95%, of our total loan portfolio, consisting of $14.4 million principal amount of leases originated by us and $8.2 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

      Of our lease portfolio at December 31, 2002, $244,000, or 1.08%, represented the remaining balances of leases that Blue Valley Investment acquired on February 1, 1999 for approximately $12.0 million from National Refuelers Leasing ("NRL"), a tanker truck leasing company involved in bankruptcy proceedings. These leases represent leases of tanker trucks used to transport fuel. Many of these tanker trucks are used at airports and similar locations. Of the total number of leases acquired by Blue Valley Investment, approximately $8.7 million in principal amount represented leases that satisfied the Bank's underwriting criteria for leases, and were purchased by the Bank from Blue Valley Investment. The remaining NRL assets held by Blue Valley Investment totaling $3.3 million represented leases that had defaults or delinquencies at the time of purchase. However, as of December 31, 2002, the entire remaining portfolio of $244,000 in leases was current.

      The primary risks related to our lease portfolio are the value of the underlying collateral and specific risks related to the business of each borrower. To address these risks, we attempt to understand the business of each borrower, value the underlying collateral appropriately and structure the amortization to maximize the value of the collateral during the term of the lease.

      Residential mortgage loans. Our residential mortgage loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2002, $21.6 million, or 5.68%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market. Due to interest rate risk considerations, we generally sell our fixed rate residential mortgage loans in the secondary market.

      In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2002, we originated approximately $1.3 billion of residential mortgage loans, of which we sold approximately $1.2 billion, or 94.07%, in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate Internet Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of an eruption of mortgage originations and refinancing experienced since 2001. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce market risk on mortgage loans in the process of origination and those held for sale.

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

      Consumer and other loans. As of December 31, 2002, our consumer and other loans totaled $26.8 million, or 7.04%, of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2002, approximately $12.1 million, or 3.19%, of our loan portfolio represented indirect installment loans. Our loans made through this program generally represent loans to purchase new automobiles. There are currently 13 dealerships participating in this program.

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

      Consumer loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. In addition, some consumer loans are subject to the additional risk that the loan is not secured by collateral. For some of the loans that are secured, the underlying collateral may be rapidly depreciating and not provide an adequate source of repayment if we are required to repossess the collateral. We attempt to mitigate these risks by requiring a down payment and carefully verifying and documenting the borrower's credit quality, employment stability, monthly income, and with respect to indirect automobile loans, understanding and documenting the value of the collateral and the reputation of the originating dealership.

INVESTMENT ACTIVITIES

      The objectives of our investment policy are to:

      -     secure the safety of principal;

      -     provide adequate liquidity;

      - provide securities for use in pledging for public funds or repurchase agreements; and

      - maximize after-tax income consistent with servicing the Bank's customers' needs.

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

DEPOSIT SERVICES

      The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank's offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits of less than $100,000. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. In 2002 and 2001, the Bank realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank also offers two types of short-term investment accounts. The Bank's money market account is a daily access account that bears a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. A significant portion of our deposit growth during 2002 and 2001 has been attributable to our Money Management Account, or "short-term parking account." The Money Management Account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account pays a rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on time deposits. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable and low cost source of funding. In 1999, the Bank changed its policy to allow for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2002, the Bank had $12.2 million in brokered deposits, and the Bank does not anticipate brokered deposits becoming a significant percentage of its deposit base; however, we continue to evaluate their potential role in the Bank's overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.

INVESTMENT BROKERAGE SERVICES

      In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at our Overland Park, Shawnee and Olathe locations. Three individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer, and an additional individual is employed by the broker-dealer under contract to the Bank. Investment brokerage services provide a source of fee income for the Bank. In 2002, the amount of our fee income generated from investment brokerage services was $208,000.

TRUST SERVICES

      We began offering trust services in 1996. Until 1999, the Bank's trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank's trust business. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our complement of financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank's trust department include the administration of self-directed individual retirement accounts, qualified retirement plans, custodial and directed trust accounts. As of December 31, 2002, the Bank's trust department administered 155 accounts, with assets under management of approximately $44.2 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2002, the amount of our fee income from trust services was $203,000.

COMPETITION

      We encounter competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area and nationally is high. Our principal competitors for deposits are other financial institutions within a few miles of our locations, including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.

      We compete in our lending, investment brokerage and trust activities with other financial institutions, such as banks and thrift institutions, credit unions, automobile financing companies, mortgage companies, securities firms, investment companies and other finance companies. Many of our competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and state regulations governing state-chartered banks. As a result, these non-bank competitors have advantages over us in providing certain services. Many of the financial institutions with which we compete are larger and possess greater financial resources, name recognition and market presence.

EMPLOYEES

      As of December 31, 2002, the Bank had approximately 263 full-time employees. Blue Valley, Blue Valley Building Corp., BVBC Capital Trust I and Blue Valley Investment Corp. do not have any full-time employees. None of the employees of the Bank is subject to a collective bargaining agreement. We consider the Bank's relationship with its employees to be excellent.

DIRECTORS AND EXECUTIVE OFFICERS

      For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2002, and their principal positions.

Name                                                  Age                         Positions
----                                                  ---                         ---------
Directors

Robert D. Regnier .................................   54      President, Chief Executive Officer and Chairman of the
                                                              Board of Directors of Blue Valley; President, Chief
                                                              Executive Officer and Director of the Bank
Donald H. Alexander................................   64      Director of Blue Valley and the Bank
Wayne A. Henry, Jr.................................   50      Director of Blue Valley
C. Ted McCarter....................................   66      Director of Blue Valley and Chairman of the Board of
                                                              Directors of the Bank
Thomas A. McDonnell................................   57      Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker...................................   67      Director of the Bank
Suzanne E. Dotson..................................   57      Director of the Bank
Charles H. Hunter..................................   60      Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino....................................   36      Senior Vice President and Chief Financial Officer of
                                                              the Bank; Treasurer of Blue Valley
Ralph J. Schramp...................................   53      Senior Vice President - Commercial Lending and
                                                              Business Development for the Bank
Sheila Stokes......................................   41      Senior Vice President - Retail Division of the Bank
Edward A. Herman...................................   58      Senior Vice President and Chief Lending Officer of the
                                                              Bank
John Markert.......................................   57      Senior Vice President - Internet Mortgage Division of
                                                              the Bank
Penny T. Hershman..................................   58      Senior Vice President - Marketing & Signature
                                                              Financial Services of the Bank

COMMITTEES OF THE BOARD OF DIRECTORS

      The Blue Valley board of directors has a standing Audit Committee, which reports to the full board of directors in discharging its responsibilities relating to our accounting, reporting and financial control practices. The Audit Committee has general responsibility for oversight of financial controls, as well as our accounting, regulatory and audit activities, and annually reviews the qualifications of our independent auditors. The current members of the Audit Committee are Messrs. Alexander, Bodker, Henry and Ms. Dotson.

      The Blue Valley board of directors does not currently have a standing Nominating Committee or Compensation Committee. The full Blue Valley board of directors nominates persons to serve as directors of Blue Valley. The compensation of the executive officers and employees of the Bank is determined jointly by the full boards of directors of Blue Valley and the Bank.

                           REGULATION AND SUPERVISION

      Blue Valley and its subsidiaries are extensively regulated under both federal and state laws. Laws and regulations to which Blue Valley and the Bank are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are intended primarily to protect depositors, not stockholders. Any change in applicable laws or regulations may have a material effect on Blue Valley's business and prospects, and legislative and policy changes may affect Blue

Valley's operations. Blue Valley cannot predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

      The following references to statutes and regulations affecting Blue Valley and the Bank are brief summaries only and do not purport to be complete and are qualified in their entirety by reference to the statutes and regulations.

APPLICABLE LEGISLATION

      The enactment of legislation described below has significantly affected the banking industry generally and will have an on-going effect on Blue Valley and its subsidiaries.

      GRAMM-LEACH-BLILEY ACT. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies such as Blue Valley by permitting them to engage in activities, or affiliate with entities that engage in activities, that are "financial in nature." Activities that the Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, determine what additional activities are "financial in nature." With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

      Bank holding companies that intend to engage in activities that are "financial in nature" must elect to become "financial holding companies." Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are "well capitalized" and "well managed," based on applicable banking regulations, and have a Community Reinvestment Act rating of at least "a satisfactory record of meeting community credit needs." Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed "closely related to banking" prior to adoption of the Gramm-Leach-Bliley Act. In 2001, Blue Valley elected to become a financial holding company.

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

      The Gramm-Leach-Bliley Act imposed an "affirmative and continuing" obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations became effective July 1, 2001.

      The Gramm-Leach-Bliley Act has been and may continue to be the subject of extensive rule making by federal banking regulators and others.

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

BANK HOLDING COMPANY REGULATION

      Blue Valley is a registered bank holding company subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

      INVESTMENTS AND ACTIVITIES. A bank holding company must obtain approval from the Federal Reserve before:

      - Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the bank or bank holding company (unless it already owns or controls the majority of the shares);

      - Acquiring all or substantially all of the assets of another bank or bank holding company; or

      -     Merging or consolidating with another bank holding company.

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

      With certain exceptions, a bank holding company is also prohibited from:

      - Acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company; and

      - Engaging, directly or indirectly, in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.

      Bank holding companies may, however, engage in businesses found by the Federal Reserve to be "financial in nature," as describe above. As a financial holding company, Blue Valley is authorized to engage in the expanded activities permitted under the Gramm-Leach-Bliley Act as long as it continues to qualify for financial holding company status.

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

      DEPOSIT INSURANCE. The FDIC, through its Bank Insurance Fund, insures the Bank's deposit accounts to a maximum of $100,000 for each insured depositor. The FDIC, through its Savings Association Insurance Fund, insures certain deposit accounts acquired by the Bank in 1994 from a branch of a failed savings institution. These deposit accounts are insured to a maximum of $100,000 for each insured depositor. The FDIC bases deposit insurance premiums on the perceived risk each bank presents to its deposit insurance fund. In addition, all Bank Insurance Fund-insured and Savings Association Insurance Fund-insured institutions currently pay an assessment based on insured deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

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

      The federal banking regulators also have broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under the prompt corrective action rules, an institution is:

      - "Well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

      - "Adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater;

      - "Undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

      - "Significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

      - "Critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

      The federal banking regulators must take prompt corrective action with respect to capital deficient institutions. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:

      - Placing limits on asset growth and restrictions on activities, including the establishing of new branches;

      - Requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired;

      -     Restricting transactions with affiliates;

      -     Restricting the interest rate the institution may pay on deposits;

      -     Requiring that senior executive officers or directors be dismissed;

      -     Requiring the institution to divest subsidiaries;

      - Prohibiting the payment of principal or interest on subordinated debt; and

      -     Appointing a receiver for the institution.

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

      As of December 31, 2002, the Bank had capital in excess of the requirements for a "well-capitalized" institution.

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

      COMMUNITY REINVESTMENT ACT REQUIREMENTS. The Community Reinvestment Act
(CRA) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent CRA examination dated June 10, 2002, the Bank received a rating of "Satisfactory."

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

ITEM 2: PROPERTIES

      The Bank's principal office occupies 2.40 acres of ground on the corner of 119th and Riley streets in Overland Park, Kansas. The construction of the building was completed in 1994 and consists of 38,031 square feet. The building and land are subject to third-party mortgage indebtedness in the original principal amount of $2.5 million. As of December 31, 2002, the outstanding principal amount of this indebtedness was $1.5 million. This is the Company's only real property subject to indebtedness.

      In 2001, the Bank's Olathe, Kansas location was moved to a more suitable property occupying 0.41 acres of ground on the corner of Santa Fe and Ridgeview Streets. The building consists of 2,580 square feet on the main floor, plus basement storage.

      The Bank's Shawnee, Kansas office currently occupies 425 square feet in a grocery store located at Highway K-7 and 55th Street. The Bank's lease for this space bears a primary term through December 2004. The Bank's free-standing facility in Shawnee, Kansas is also located at Highway K-7 and 55th Street and was completed during the first quarter of 2001. The building consists of 4,000 square feet and occupies 0.85 acres of land.

      In 2001, the Bank entered into two leases for approximately 7,345 square feet of commercial office space located at 120th and Blue Valley Parkway for its Internet Mortgage division and mortgage Secondary Marketing department. The terms of the leases expire in July 2003.

      In January 2003, Blue Valley Building Corp. purchased a 55,000 square foot building located on the northwest corner of College Boulevard and Lowell in Overland Park, Kansas. This building occupies 3.10 acres of ground and will be leased to the Bank. The Bank intends to consolidate its mortgage operations and operate a small branch at this facility.

      In 1998, the Bank purchased approximately 1.34 acres of undeveloped land on the corners of K68 and US 69 Highway in Louisburg, Kansas, just south of Johnson County for potential future development as a full-service branch.

      Additionally, in 2001 the Bank purchased undeveloped land on the corner of 135th Street and Mission Road in Leawood, Kansas for the purposes of constructing a full-service branch and office building. The Bank intends to construct a two-story building with approximately 20,000 square feet of space at this location and anticipates this building will open early in 2004.

ITEM 3: LEGAL PROCEEDINGS

      We are involved from time to time in routine litigation incidental to our business. We are not a party to any pending litigation that is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      MARKET FOR COMMON STOCK

      We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock are traded on the Over-The-Counter Bulletin Board. As of February 28, 2003, there were approximately 136 record holders of our common stock. During 2002, the price of our common stock ranged between $19.50 and $26.95.

      DIVIDENDS

      During December 2002, our board of directors declared the Company's first cash dividend on our common stock. A $0.10 per share dividend was paid on January 15, 2003, to shareholders of record on December 31, 2002.

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

      Our board of directors intends to declare future dividends subject to limitations imposed by regulatory capital guidelines in addition to consideration of the Company's profitability and liquidity.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents our consolidated financial data as of and for the five years ended December 31, 2002, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2002, have been derived from our audited consolidated financial statements.

                                                                             AS OF AND FOR THE
                                                                          YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                           2002        2001         2000         1999         1998
                                                       ----------   ----------   ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest income:
   Loans, including fees ...........................   $   26,857   $   27,921   $   26,733   $   20,422   $   14,608
   Federal funds sold and interest-bearing deposits           297          679          777          431          396
   Securities ......................................        3,405        4,541        3,607        2,755        2,814
                                                       ----------   ----------   ----------   ----------   ----------
      Total interest income ........................       30,559       33,141       31,117       23,608       17,818
                                                       ----------   ----------   ----------   ----------   ----------

Interest expense:
   Interest-bearing demand deposits ................          388          815          872          644          348
   Savings and money market deposit accounts .......        2,711        4,846        5,726        3,156        1,637
   Other time deposits .............................        7,759        9,775        7,555        6,032        6,247
   Funds borrowed ..................................        3,368        2,958        2,543        1,372          973
                                                       ----------   ----------   ----------   ----------   ----------
      Total interest expense .......................       14,226       18,394       16,696       11,204        9,205
                                                       ----------   ----------   ----------   ----------   ----------
      Net interest income ..........................       16,333       14,747       14,421       12,404        8,613
Provision for loan losses ..........................        2,920        2,400        1,950        2,144        1,061
                                                       ----------   ----------   ----------   ----------   ----------
      Net interest income after provision for loan
        losses .....................................       13,413       12,347       12,471       10,260        7,552
                                                       ----------   ----------   ----------   ----------   ----------

Non-interest income:
   Loans held for sale fee income ..................       16,690        6,931        1,154        1,623        1,329
   NSF charges & service fees ......................        1,026          836          655          553          598
   Other service charges ...........................          821          796          963          659          157
   Realized gain on available-for-sale securities ..          193          500           --            3          112
   Other income ....................................          281          203          284          186          450
                                                       ----------   ----------   ----------   ----------   ----------
      Total non-interest income ....................       19,011        9,266        3,056        3,024        2,646

Non-interest expense:
   Salaries and employee benefits ..................       16,437       10,063        5,856        4,578        3,312
   Occupancy .......................................        2,101        1,574        1,124          894          748
     FDIC and other insurance ......................          161          140          177          113          121
   General & administrative ........................        5,417        3,933        3,136        3,095        1,815
                                                       ----------   ----------   ----------   ----------   ----------
      Total non-interest expense ...................       24,116       15,710       10,293        8,680        5,996
                                                       ----------   ----------   ----------   ----------   ----------
   Income before income taxes ......................        8,308        5,903        5,234        4,604        4,202
      Income tax provision .........................        2,912        1,960        1,757        1,521        1,386
                                                       ----------   ----------   ----------   ----------   ----------
      Net income ...................................   $    5,396   $    3,943   $    3,477   $    3,083   $    2,816
                                                       ==========   ==========   ==========   ==========   ==========

PER SHARE DATA
   Basic earnings                                         $  2.48      $  1.82      $  1.62     $   1.45     $   1.36
   Diluted earnings                                          2.40         1.77         1.59         1.42         1.35
   Dividends                                                 0.10           --           --           --           --
   Book value basic (at end of period)                      15.47        13.11        11.12         8.83         7.99
   Weighted average common shares outstanding:
       Basic .......................................    2,178,803    2,165,030    2,141,523    2,131,372    2,065,400
       Diluted .....................................    2,252,929    2,222,166    2,191,305    2,166,008    2,084,088

                                                                             AS OF AND FOR THE
                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                           2002        2001        2000        1999        1998
                                                         --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA
   (AT END OF PERIOD):
Total securities ....................................    $ 61,364    $ 77,676    $ 78,503    $ 48,646    $ 53,427
Total mortgage loans held for sale...................     119,272      41,853       1,207         952       1,954
Total loans .........................................     380,082     334,075     287,669     250,410     161,444
Total assets ........................................     605,183     492,023     414,667     332,613     253,724
Total deposits ......................................     423,787     394,245     338,221     268,145     209,824
Funds borrowed ......................................     141,381      65,174      49,917      43,177      25,142
Total stockholders' equity ..........................      34,344      28,525      23,815      18,869      17,016
Trust assets under administration ...................      44,245      41,571      35,268      19,436      13,099

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
      Net interest margin (1) .......................        3.35%       3.51%       4.35%       4.77%       4.30%
      Non-interest income to average assets .........        3.55        2.02        0.84        1.06        1.20
      Non-interest expense to average assets ........        4.51        3.43        2.84        3.04        2.72
      Net overhead ratio (2) ........................        0.95        1.41        2.00        1.98        1.52
      Efficiency ratio (3) ..........................       68.23       65.42       58.89       56.26       53.26
      Return on average assets (4) ..................        1.01        0.86        0.96        1.08        1.28
      Return on average equity (5) ..................       17.34       15.26       16.84       17.43       18.98

Asset Quality Ratios:
      Non-performing loans to total loans ...........        0.29%       0.92%       0.86%       0.21%       0.84%
      Allowance for possible loan losses to:
        Total loans .................................        1.82        1.58        1.54        1.52        1.45
        Non-performing loans ........................      618.29      171.96      179.47      710.80      171.88
      Net charge-offs to average total loans ........        0.36        0.51        0.49        0.32        0.23
      Non-performing assets to total assets .........        0.18        0.63        0.68        0.22        0.55

Balance Sheet Ratios:
      Loans to deposits .............................       89.69%      84.74%      85.05%      93.39%      76.94%
      Average interest-earning assets to average
        interest-bearing liabilities ................      115.64      114.50      113.30      116.11      116.57

Capital Ratios:
      Total equity to total assets ..................        5.67%       5.80%       5.74%       5.67%       6.71%
      Total capital to risk-weighted assets ratio ...       10.13       10.69       11.95        8.07        9.62
      Tier 1 capital to risk-weighted assets ratio ..        8.82        8.87        9.51        6.82        8.37
      Tier 1 capital to average assets ratio ........        7.74        7.17        7.47        5.80        6.13

----------
(1) Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.

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

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company's market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CRITICAL ACCOUNTING POLICIES

      Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. Please refer to
Note 1 of our consolidated financial statements where we present a listing and discussion of our most significant accounting policies. After a review of these policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

      As presented in Note 1 and Note 3 to the consolidated financial statements, the allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio as of December 31, 2002. This estimate is based on management's periodic review of the collectibility of the loans in consideration of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The income tax amounts in Note 7 to the consolidated financial statements reflect the current period income tax expense for all periods presented, as well as future tax liabilities and benefits associated with differences in timing of expenses and income recognition for book and tax accounting purposes. Our current tax liability and expense amounts are determined using estimates and these estimates are subject to review and possible revision by taxing authorities.

      We discuss our accounting for stock-based compensation in greater detail in Note 1 to our consolidated financial statements. Included in Note 1 is the effect on our net income in the event we change our accounting of stock options to the guidance presented by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" from our current policy which follows Accounting Principles Board Opinion No. 25.

OVERVIEW

      Net income for 2002 was $5.4 million, a $1.5 million, or 36.85% increase over the $3.9 million earned in 2001. Diluted earnings per share increased 35.59% to $2.40 at December 31, 2002 from $1.77 at December 31, 2001. The
Company's returns on average assets and average stockholders' equity at year-end 2002 were 1.01% and 17.34%, compared to 0.86% and 15.26%, respectively, for year-end 2001. The principal contributors to our increase in net income during 2002 were increases in net interest and non-interest income.

      Net interest income for 2002 was $16.3 million compared to $14.7 million earned during 2001. The increase of $1.6 million or 10.75% was primarily the result of an increase in earning assets.

      Non-interest income increased 105.16% to $19.0 million in 2002 from $9.3 million in 2001. Non-interest income to average assets increased to 3.55% in 2002 from 2.02% in 2001. The expansion of the Company's internet mortgage capabilities coupled with continued declines in market interest rates resulted in a significant increase in the number of residential mortgage loan originations in 2002 compared to 2001. This resulted in significantly higher origination fees during 2002 than during 2001.

      Total assets for the Company at December 31, 2002, were $605.2 million, an increase of $113.2 million, or 23.00%, from $492.0 million at December 31, 2001. Deposits and stockholders' equity at December 31, 2002 were $423.8 million and $34.3 million, compared with $394.2 million and $28.5 million at December 31, 2001, increases of $29.5 million, or 7.49%, and $5.8 million, or 20.40%, respectively.

      Loans at December 31, 2002 totaled $380.1 million, an increase of $46.0 million, or 13.77%, compared to December 31, 2001. The loan to deposit ratio at December 31, 2002 was 89.69% compared to 84.74% at December 31, 2001. The increase in the loan to deposit ratio was due to loan growth, which, on a relative basis, outpaced deposit growth by 6.28%. Our funding philosophy for loans not held for sale has been to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank's capital base.

      Our low level of non-performing assets reflects the Bank's conservative underwriting policies and aggressive management of impaired loans and has resulted in low levels of nonaccrual loans. Over the five years ended December 31, 2002, our non-performing loans to total loans ratio has averaged 0.71%. As of December 31, 2002, our ratio of non-performing loans to total loans was 0.29%, which was below the historical average. Our non-performing credit relationships are regularly reviewed and closely monitored and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. Over the five years ended December 31, 2002, our ratio of allowance for loan losses to non-performing loans has exceeded 170.00%. As of December 31, 2002, our ratio of allowance for loan losses to non-performing loans was 618.29%, compared to 171.96% at December 31, 2001.

      The net charge-off ratio has averaged 0.38% for the five years ended December 31, 2002. Our net charge-off ratio for the year ended December 31, 2002 was 0.36%, which was slightly below our historical average. The Bank continues to aggressively manage defaults in the loan portfolio in a softer economic environment. Management intends to vigorously pursue collection of all charged-off leases and loans.

NET INTEREST INCOME

      The primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent
(FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing net interest income by average interest-earning assets.

      Years ended December 31, 2002 and 2001. FTE net interest income for 2002 increased to $16.7 million from $15.1 million in 2001, a $1.6 million, or 10.27%, increase.

      FTE interest income for 2002 was $30.9 million, a decrease of $2.6 million, or 7.80%, from $33.5 million in 2001, primarily as a result of continued decreases in market interest rates during 2002. The yield on average interest-earning assets fell to 6.21%, as compared to 7.79% in 2001, a decline of 158 basis points. Average interest earning assets increased $67.4 million or 15.67% during 2002. Due to the decrease in yields, loan interest and fee income decreased slightly to $26.9 million in 2002 from $27.9 million in 2001, or 3.81%. Interest income on investment securities decreased by $1.2 million, or 23.77% in 2002 compared to the prior year. The decline in market interest rates has caused many of the securities in our portfolio to be called. Some of the resultant return in principal has been reinvested; however, the overall impact on the portfolio has been a decline in the balance and yield in 2002 compared to the prior year.

      Interest expense for 2002 was $14.2 million, down $4.2 million, or 22.66%, from $18.4 million in 2001. The decrease results from a decline in the yields paid on our interest bearing liabilities, primarily interest-bearing deposits. The yield on our total average interest bearing liabilities and deposits decreased to 3.31% and 3.08%, respectively, in 2002 compared to 4.89% and 4.81% in 2001, respectively, decreases of 158 and 173 basis points, respectively. Total interest bearing liabilities increased $54.6 million or 14.52% during 2002. This increase is attributable mainly to the increases in savings, money market and time deposits and FHLB borrowings.

      Years ended December 31, 2001 and 2000. FTE net interest income for 2001 increased to $15.1 million from $14.8 million in 2000, a $333,000 or 2.25%, increase.

      FTE interest income for 2001 was $33.5 million, an increase of $2.0 million, or 6.45%, from $31.5 million in 2000, primarily as a result of a $90.1 million, or 26.47%, growth in average interest-earning assets. As a result of sharp and continued decreases in market interest rates during 2001, the yield on average interest-earning assets fell to 7.79%, as compared to 9.25% in 2000, a decline of 146 basis points. In spite of the steep decrease in yields, loan interest and fee income increased slightly to $27.9 million from $26.7 million due to increases in volumes of loans outstanding, which was primarily funded through growth in core deposits. Interest income on investment securities increased by $942,000 and the annualized tax-equivalent yield on our investment portfolio decreased 29 basis points in 2001 as compared to 2000.

      Interest expense for 2001 was $18.4 million, up $1.7 million, or 10.17%, from $16.7 million in 2000. We attribute the increase to a $64.5 million, or 25.17%, increase in our average interest-bearing deposits as well as a $10.96 million, or 25.01% increase in other interest-bearing liabilities. Interest expense on other interest-bearing liabilities increased to $3.0 million in 2001, up $415,000, or 16.32%, from $2.5 million in 2000. This increase is attributable mainly to the increases in FHLB borrowings plus the full year's impact of our junior subordinated debentures in connection with our trust preferred securities offering. Overall, rates paid on average interest-bearing liabilities decreased to 4.89% in 2001 from 5.56% in 2000, a decrease of 67 basis points.

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

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                        YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                                  2002                         2001
                                                       ---------------------------   --------------------------
                                                                           AVERAGE                      AVERAGE
                                                        AVERAGE             YIELD/   AVERAGE             YIELD/
                                                        BALANCE  INTEREST    RATE    BALANCE   INTEREST   RATE
                                                       --------  --------   ------  --------   -------   ------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold................................     $ 18,171   $   297    1.63%  $ 15,269   $   679    4.45%
Investment securities - taxable...................       51,273     2,741    5.34     59,010     3,812    6.46
Investment securities - non-taxable (1)...........       14,526     1,007    6.93     15,782     1,105    7.00
Mortgage loans held for sale......................       63,866     3,937    6.17     29,505     1,752    5.94
Loans, net of unearned discount and fees..........      349,879    22,920    6.55    310,727    26,168    8.42
                                                       --------   -------           --------   -------
     Total earning assets.........................      497,715    30,902    6.21    430,293    33,516    7.79
                                                       --------   -------           --------   -------
Cash and due from banks - non-interest bearing....       22,910                       16,224
Allowance for possible loan losses................       (5,547)                      (4,809)
Premises and equipment, net.......................        9,380                        7,435
Other assets......................................       10,546                        9,133
                                                       --------                     --------
     Total assets.................................     $535,004                     $458,276
                                                       ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts...............     $ 29,779   $   388    1.30%  $ 31,441   $   815    2.59%
   Savings and money market deposits..............      146,132     2,711    1.86    131,492     4,846    3.69
   Time deposits..................................      176,762     7,759    4.39    158,078     9,775    6.18
                                                       --------   -------           --------   -------
     Total interest-bearing deposits..............      352,673    10,858    3.08    321,011    15,436    4.81
                                                       --------   -------           --------   -------
Short -term borrowings............................       21,722       266    1.22     21,862       667    3.05
Long-term debt ...................................       55,993     3,102    5.54     32,937     2,291    6.96
                                                       --------   -------           --------   -------
     Total interest-bearing liabilities ..........      430,388    14,226    3.31    375,810    18,394    4.89
                                                       --------   -------           --------   -------
Non-interest bearing deposits.....................       69,550                       53,324
Other liabilities ................................        3,952                        3,295
Stockholders' equity..............................       31,114                       25,847
                                                       --------                     --------
     Total liabilities and stockholders' equity...     $535,004                     $458,276
                                                       ========                     ========
Net interest income/spread .......................                $16,676    2.90%             $15,122    2.88%
                                                                  =======    ====              =======    ====
Net interest margin...............................                           3.35%                        3.51%
                                                                             ====                         ====

                                                                   2000
                                                      ------------------------------
                                                                             AVERAGE
                                                       AVERAGE                YIELD/
                                                       BALANCE   INTEREST     RATE
                                                      --------   --------    -------
ASSETS
Federal funds sold................................    $ 12,412    $   777      6.26%
Investment securities - taxable...................      42,539      2,894      6.80
Investment securities - non-taxable (1)...........      14,984      1,081      7.21
Mortgage loans held for sale......................       2,072        165      7.96
Loans, net of unearned discount and fees..........     268,227     26,568      9.91
                                                      --------    -------
     Total earning assets.........................     340,234     31,485      9.25
                                                      --------    -------
Cash and due from banks - non-interest bearing....      12,063
Allowance for possible loan losses................      (4,102)
Premises and equipment, net.......................       5,845
Other assets......................................       8,246
                                                      --------
     Total assets.................................    $362,286
                                                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts...............    $ 24,920    $   872      3.50%
   Savings and money market deposits..............     110,911      5,726      5.16
   Time deposits..................................     120,632      7,555      6.26
                                                      --------    -------
     Total interest-bearing deposits..............     256,463     14,153      5.52
                                                      --------    -------
Short -term borrowings............................      26,680      1,395      5.23
                                                        17,156      1,148      6.69
Long-term debt ...................................    --------    -------
     Total interest-bearing liabilities ..........     300,299     16,696      5.56
                                                      --------    -------

Non-interest bearing deposits.....................      38,543
Other liabilities ................................       2,791
Stockholders' equity..............................      20,653
                                                      --------
     Total liabilities and stockholders' equity...    $362,286
                                                      ========
Net interest income/spread .......................                $14,789      3.69%
                                                                  =======      ====
Net interest margin...............................                             4.35%
                                                                               ====

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

        CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                    YEAR ENDED DECEMBER 31,
                                    2002 COMPARED TO 2001              2001 COMPARED TO 2000
                              CHANGE      CHANGE                  CHANGE      CHANGE
                              DUE TO      DUE TO      TOTAL       DUE TO      DUE TO     TOTAL
                               RATE       VOLUME      CHANGE      VOLUME       RATE      CHANGE
                             -------     -------     -------     -------     -------     -------
Federal funds sold           $  (429)    $    47     $  (382)    $  (226)    $   128     $   (98)
Investment securities -
  taxable                       (660)       (412)     (1,072)       (144)      1,062         918
Investment securities -
  non-taxable (1)                114         (84)         30         (28)         49          21
Mortgage loans held for
  sale                            68       2,118       2,186         (42)      1,629       1,587
Loans, net of unearned
  discount                    (5,814)      2,566      (3,248)     (3,824)      3,424        (400)
                             -------     -------     -------     -------     -------     -------
   Total interest income      (6,721)      4,235      (2,486)     (4,264)      6,292       2,028
                             -------     -------     -------     -------     -------     -------
Interest-bearing demand
  accounts                      (404)        (22)       (426)       (223)        166         (57)
Savings and money market
  deposits                    (2,407)        272      (2,135)     (1,647)        767        (880)
Time deposits                 (2,839)        823      (2,016)        (97)      2,317       2,220
Short-term borrowings           (399)         (2)       (401)       (581)       (147)       (728)
Long-term debt                  (470)      1,281         811          46       1,097       1,143
                             -------     -------     -------     -------     -------     -------
   Total interest expense     (6,519)      2,352      (4,167)     (2,502)      4,200       1,698
                             -------     -------     -------     -------     -------     -------
Net interest income          $  (202)    $ 1,883     $ 1,681     $(1,762)    $ 2,092     $   330
                             =======     =======     =======     =======     =======     =======

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.


PROVISION FOR LOAN LOSSES

      We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2002, we provided $2.9 million for loan losses, as compared to $2.4 million for the year ended December 31, 2001, an increase of $520,000, or 21.67%. During 2002, our allowance for loan losses increased as our provision exceeded our net charge-offs. The loan portfolio increased to $380.1 million in 2002 from $334.1 million in 2001, or 13.77%. The provision for loan losses increased to $2.4 million in 2001 from $2.0 million in 2000, or 23.08%, while the loan portfolio increased to $334.1 million in 2001 from $287.7 million in 2000, or 16.13%.

      The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, plus a general reserve based on loss factors applied to the rest of the loan portfolio. The specific reserve on impaired loans is computed as the amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan's effective interest rate, or based on the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. The general reserve loss factors are determined based on such items as management's evaluation of risk in the portfolio, local economic conditions, and historical loss experience. The Bank has for many years used several different calculations to confirm the results of the allowance calculation, including an historical loss ratio calculation, a comparison to peer group ratios, as well as regulatory calculation formulas. To further assist in confirming the results of the above-described allowance computation, during 1999, the Bank refined its risk grading system by developing associated reserve factors for each risk grade.

      The allowance for loan losses as a percentage of loans increased to 1.82% at December 31, 2002, as compared to 1.58% in 2001 and 1.54% in 2000. We increased the allowance for loan losses in 2002, 2001 and 2000 based upon an analysis of several factors, including the impairment analysis referred to above, changes in the loan mix and the weakening of one commercial credit. Total impaired loans increased to $11.7 million with a related reserve of $1.8 million at December 31, 2002 compared to $8.4 million and $1.5 million, respectively, at December 31, 2001. General reserve factors, which are applied to categories of unimpaired loans, resulted in an increase in the overall general reserve percentage to 1.38% at December 31, 2002 compared to 1.17% at December 31, 2001. The overall general reserve percentage at December 31, 2000 was 1.09%. The increase in the general reserve factor in 2002 is attributable to economic factors and changes in the loan portfolio mix.

      Due to the factors discussed above and the growth in our commercial real estate and construction loan portfolios, the overall result was a higher allowance for loan losses at December 31, 2002 compared with December 31, 2001. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

NON-INTEREST INCOME

      The following table describes the items of our non-interest income for the periods indicated:

                               NON-INTEREST INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                           -------------------------------------
                                                             2002          2001            2000
                                                           --------      -------         -------
                                                                      (IN THOUSANDS)
Loans held for sale fee income........................     $ 16,690      $ 6,931         $ 1,148
NSF charges and service fees..........................        1,026          836             655
Other service charges.................................          821          796             963
Net realized gains on sales of investment securities..          193          500              --
Other income .........................................          281          203             284
                                                           --------      -------         -------
      Total non-interest income.......................     $ 19,011      $ 9,266         $ 3,056
                                                           ========      =======         =======

      Non-interest income increased to $19.0 million, or 105.17%, during 2002, from $9.3 million during 2001. This increase is attributable to increases in loans held for sale fee income of $9.8 million and NSF charges and services fees of $190,000. We experienced significant growth in our loans held for sale income due to the expansion of our internet and retail mortgage capabilities concurrent with favorable conditions for residential mortgage origination and refinancing. Mortgage originations and refinancing continued to flourish due to the low interest rate environment which began in 2001 and persisted through 2002. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, remained relatively unchanged from 2001. In 2002, we took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we generated $193,000 of net gains on the sales in 2002. Future growth of our non-interest income is dependent upon continued low mortgage interest rates and growth in our customer base.

      Non-interest income increased to $9.3 million, or 203.21%, during 2001, from $3.1 million during 2000. This increase is attributable to increases in loans held for sale fee income of $5.8 million, NSF charges and services fees of $181,000 and net realized gains on sales of investment securities of $500,000. We experienced significant growth in our loans held for sale income due to the expansion of our internet and retail mortgage capabilities concurrent with the mortgage origination and refinancing boom. Mortgage originations and refinancing flourished due to the steep decline in market interest rates during 2001. Other service charge income declined in 2001 primarily due to a $278,000 decrease in commercial mortgage and lease referral income and a $60,000 decrease in investment brokerage income, offset by increases of $43,000 in trust services income and $62,000 in bank services fee income. In 2001, we took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we generated $500,000 of net gains on the sales.

NON-INTEREST EXPENSE

      The following table describes the items of our non-interest expense for the periods indicated.

                              NON-INTEREST EXPENSE

                                                                YEAR ENDED DECEMBER 31
                                                        -------------------------------------------
                                                          2002              2001              2000
                                                        --------          --------         --------
                                                                       (IN THOUSANDS)
     Salaries and employee benefits..............       $ 16,437          $ 10,063         $  5,856
     Occupancy...................................          2,101             1,574            1,124
     FDIC and other insurance expense............            161               140              177
     General and administrative..................          5,417             3,933            3,136
                                                        --------          --------         --------
           Total non-interest expenses...........       $ 24,116          $ 15,710         $ 10,293
                                                        ========          ========         ========

      Non-interest expense increased to $24.1 million, or 53.51%, during 2002, as compared to $15.7 million in the prior year. This increase is primarily attributable to increases in salaries and employee benefits and occupancy expenses, consistent with the Company's growth. Our salaries and employee benefits expense increased to $16.4 million in 2002, or 63.34%, from $10.1 million in 2001, as we hired additional staff to facilitate our growth. We had 262 full-time equivalent employees at December 31, 2002 compared to 217 at December 31, 2001. Many areas of the Company added employees to manage growth. Occupancy expenses increased to $2.1 million, or 33.48% in 2002, from $1.6 million in 2001, primarily due to increases of $174,000, $154,000, $71,000 and $64,000 in depreciation, rent, telephone expenses, and repairs and maintenance, respectively, as the Company expanded its infrastructure to facilitate growth. General and administrative expenses increased $1.5 million to $5.4 million in 2002, compared to $3.9 million in 2001, principally due to increased marketing, postage/courier, and loan processing fees associated with the increased volume in the Company's mortgage origination departments. Future increases in non-interest expense are dependent upon continued growth of the Company, especially our mortgage origination business.

      Non-interest expense increased to $15.7 million, or 52.63%, during 2001, as compared to $10.3 million in 2000. This increase is primarily attributable to increases in salaries and employee benefits and occupancy expenses. Our salaries and employee benefits expense increased to $10.1 million in 2001, or 71.84%, from $5.9 million in 2000, as we hired additional staff to facilitate our growth. We had 217 full-time equivalent employees at December 31, 2001 compared to 129 at December 31, 2000. Many areas of the Company added employees to manage growth. The addition of the Internet Mortgage division represented a significant opportunity for the Company and necessitated the addition of 61 full-time equivalent employees. Occupancy expenses increased to $1.6 million, or 40.04% in 2001, from $1.1 million in 2000, primarily due to increases of $143,000, $90,000 and $52,000 in depreciation, repairs and maintenance and rent expense, respectively, as the Company expanded its infrastructure to facilitate growth. General and administrative expenses increased $797,000 to $3.9 million in 2001, compared to $3.1 million in 2000, principally due to increased marketing, postage/courier, and loan processing fees associated with the increased volume in the Company's mortgage origination departments.

INCOME TAXES

      Our income tax expense during 2002 was $2.9 million, compared to $2.0 million during 2001, and $1.8 million during 2000. These increases reflect our higher earnings for the current and previous fiscal years. Our consolidated income tax rate varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.

FINANCIAL CONDITION

      Lending Activities. Our loan portfolio is our main source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on construction, commercial and commercial real estate, residential real estate, personal lending and leasing. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 43.40% of our total loans at December 31, 2002, 44.62% of our total loans at December 31, 2001, and 41.30% of our total loans at year end 2000. These loans increased at a 21.85% compound annual rate during the three-year period ended December 31, 2002.

      Loans were $380.1 million at December 31, 2002, an increase of $46.0 million, or 13.77%, compared to December 31, 2001. Loans at December 31, 2001 were $334.1 million, an increase of $46.4 million, or 16.13%, compared to December 31, 2000. Increases in deposits, securities sold under agreement to repurchase and Federal Home Loan Bank borrowings facilitated our loan growth during 2002. During 2001, deposit growth facilitated the Company's loan growth. The loan to deposit ratio increased to 89.69%, compared to 84.74% at December 31, 2001, which had declined slightly from 85.05% at December 31, 2000.

      We experienced significant increases in our commercial, commercial real estate, home equity and construction loan categories, and decreases in residential real estate, personal loan and lease categories in 2002. The growth of our commercial, commercial real estate and construction loan portfolios is a result of the economic growth and development of our market area, coupled with the efforts and experience of our construction and development lenders. The Company targets personal lending lines of business in an effort to more broadly diversify our risk across multiple lines of business. Historically, a significant portion of the growth in our personal lending lines was attributable to growth in our indirect automobile loan portfolio. However, in 2002, our indirect loan portfolio continued the decline which started in 2001, declining by approximately $3.4 million, as we encountered significant competitive factors from national finance companies offering below market rate financing incentives. We have also encountered a considerable number of early pay-offs within the indirect automobile loan portfolio due to customer refinancing.

      The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                                                       AS OF DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                  2002                   2001                  2000                  1999                 1998
                           -----------------     ------------------     -----------------    ------------------     ----------------
                            AMOUNT   PERCENT      AMOUNT    PERCENT      AMOUNT   PERCENT     AMOUNT    PERCENT     AMOUNT   PERCENT
                           -------   -------     --------   -------     -------   -------    --------   -------     ------   -------
                                                                (DOLLARS IN THOUSANDS)
Commercial..............  $ 93,658    24.64%     $ 85,311     25.54%   $ 76,556    26.61%    $ 64,552    25.78%   $ 52,310    32.41%
Commercial real estate..    71,295    18.76        63,756     19.08      42,267    14.69       26,617    10.63      15,457     9.57
Construction............   127,071    33.43        93,656     28.03      59,733    20.76       41,007    16.38      25,624    15.87
Leases..................    22,600     5.95        24,221      7.25      25,302     8.81       30,416    12.14      13,765     8.53
Residential real estate.    21,581     5.68        24,460      7.32      37,290    12.96       33,251    13.28      28,367    17.57
Personal................    26,750     7.04        29,895      8.96      35,864    12.47       44,747    17.87      19,751    12.23
Home equity.............    17,127     4.50        12,776      3.82      10,657     3.70        9,820     3.92       6,170     3.82
                           -------   ------      --------   -------     -------   ------     --------   ------     -------   ------
   Total loans and
     leases.............   380,082   100.00%      334,075    100.00%    287,669   100.00%     250,410   100.00%    161,444   100.00%
                                     ======                  ======               ======                ======               ======
Less allowance for loan
   losses...............     6,914                  5,267                 4,440                 3,817                2,341
                           -------               --------               -------              --------              -------
Loans receivable, net...  $373,168               $328,808              $283,229              $246,593             $159,103
                          ========               ========              ========              ========             ========

      Collateral and Concentration. At December 31, 2002, 2001 and 2000, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $127.1 million, or 33.43%, of total loans, as of December 31, 2002. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans. The Bank's lending limit under federal law to any one borrower was $12.5 million at December 31, 2002. The Bank's largest single borrower, net of participations, at December 31, 2002 had outstanding loans of $9.0 million.

      The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2002, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2002 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                                             AS OF DECEMBER 31, 2002
                                ---------------------------------------------------------------------------------
                                                                                             MORE THAN ONE YEAR
                                                                                           ----------------------
                                LESS THAN       ONE TO       OVER FIVE
                                 ONE YEAR     FIVE YEARS       YEARS         TOTAL          FIXED        VARIABLE
                                ---------     ----------     ---------       -------       --------      --------
                                                                  (IN THOUSANDS)
Commercial Real Estate.....      $  5,300      $ 56,756        $ 9,239     $  71,295       $ 23,451      $ 42,544
Commercial.................        45,431        41,933          6,294        93,658         10,044        38,183
Construction...............        87,605        38,908          1,080       127,593          2,982        37,006

NON-PERFORMING ASSETS

      Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                                                       NON-PERFORMING ASSETS

                                                                          AS OF DECEMBER 31,
                                                      ---------------------------------------------------------
                                                       2002         2001         2000       1999         1998
                                                      ------       ------       ------     ------       ------
                                                                         (DOLLARS IN THOUSANDS)
Real estate loans:
      Past due 90 days or more .....................  $   54       $   --       $  206       $ --       $   --
      Nonaccrual ...................................     582          824          499         --           --
Installment loans:
      Past due 90 days or more .....................      --           33           --         --            7
      Nonaccrual ...................................      --           13           37         87           38
Credit cards and related plans:
      Past due 90 days or more .....................      23           --           --         --           --
      Nonaccrual ...................................      --           --           --         --           --
Commercial and all other loans:
      Past due 90 days or more .....................      --           76           24         50          319
      Nonaccrual ...................................     233          752        1,326        375          650
Lease financing receivables:
      Past due 90 days or more .....................       3           --           --         --          121
      Nonaccrual ...................................     223        1,365          382         25          227
Debt securities and other assets (excluding other
real estate owned and other repossessed assets):
      Past due 90 days or more .....................      --           --           --         --           --
      Nonaccrual ...................................      --           --           --         --           --
                                                      ------       ------       ------     ------       ------
       Total non-performing loans ..................   1,118        3,063        2,474        537        1,362
                                                      ------       ------       ------     ------       ------
Foreclosed assets held for sale ....................     614           49          334        186           46
                                                      ------       ------       ------     ------       ------
       Total non-performing assets .................  $1,732       $3,112       $2,808       $723       $1,408
                                                      ======       ======       ======     ======       ======

  Total non-performing loans to total loans.........    0.29%        0.92%        0.86%      0.21%        0.84%
  Total non-performing loans to total assets........    0.18         0.62         0.60       0.16         0.54
  Allowance for loan losses to non-performing loans   618.29       171.96       179.47     710.80       171.88
  Non-performing assets to loans and foreclosed
  assets
        held for sale ..............................    0.46         0.93         0.97       0.29         0.87

      Impaired Loans. A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more, nonaccrual loans, and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, at the time the loans are delinquent 90 days or when management believes that full collection of principal and interest under the original loan contract is unlikely to occur. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

      Impaired loans totaled $11.7 million at December 31, 2002, $8.4 million at December 31, 2001, and $5.8 million at December 31, 2000, with related allowances for loan losses of $1.8 million, $1.5 million, and $1.4 million, respectively. The increase in impaired loans at December 31, 2002 is primarily the result of the weakening of one commercial credit.

      Total interest income of $699,000, $923,000 and $882,000 was recognized on average impaired loans of $9.6 million, $6.6 million and $6.2 million for 2002, 2001 and 2000, respectively. Included in this total is cash basis interest income of $46,000, $202,000 and $72,000 recognized on nonaccrual impaired loans during 2002, 2001 and 2000, respectively.

      Allowance For Loan Losses. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is management's best estimate of probable losses which have been incurred as of the balance sheet date based on management's evaluation of risk in the portfolio, local economic conditions and historical loss experience. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others:

      - analytical reviews of loan loss experience in relationship to outstanding loans and commitments;

      -     unfunded loan commitments;

      - problem and non-performing loans and other loans presenting credit concerns;

      -     trends in loan growth, portfolio composition and quality;

      -     appraisals of the value of collateral; and

      - management's judgment with respect to current economic conditions and their impact on the existing loan portfolio.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                                    AS OF AND FOR THE
                                                               YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                              2002          2001           2000         1999          1998
                                            --------      --------      --------      --------      --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period .......      $  5,267      $  4,440      $  3,817      $  2,341      $  1,618

Loans charged-off:
   Commercial real estate ............           323            --            --            --            --
   Residential real estate ...........            --             5            --            --            --
   Commercial ........................           323         1,015           343           567           310
   Personal ..........................            66            80           153            47            49
   Home equity .......................            --            --            --            --            --
   Construction ......................            --            --            --            --            --
   Leases ............................           870           836         1,034           158            27
                                            --------      --------      --------      --------      --------
      Total loans charged-off ........         1,582         1,936         1,530           772           386
Recoveries:
   Commercial real estate ............             1            --            --            --            --
   Residential real estate ...........            --             5            --            --            --
   Commercial ........................           123           119           104            90            38
   Personal ..........................            23            41            46             2             6
   Home equity .......................            --            --            --            --            --
   Construction ......................            --            --            --            --            --
   Leases ............................           162           198            53            12             4
                                            --------      --------      --------      --------      --------
Total recoveries .....................           309           363           203           104            48
                                            --------      --------      --------      --------      --------
Net loans charged-off ................         1,273         1,573         1,327           668           338
Provision for loan losses ............         2,920         2,400         1,950         2,144         1,061
                                            --------      --------      --------      --------      --------

Balance at end of period .............      $  6,914      $  5,267      $  4,440      $  3,817      $  2,341
                                            ========      ========      ========      ========      ========
Loans outstanding:
      Average ........................      $349,879      $310,727      $268,227      $206,310      $148,221
      End of period...................       380,082       334,075       287,669       250,410       161,444
Ratio of allowance for loan losses
     to loans outstanding:............
        Average.......................          1.98%         1.70%         1.66%         1.85%         1.58%
        End of period.................          1.82          1.58          1.54          1.52          1.45
  Ratio of net charge-offs to:........
        Average loans.................          0.36          0.51          0.49          0.32          0.23
        End of period loans...........          0.33          0.47          0.46          0.27          0.21

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                            AS OF DECEMBER 31,
                                        -------------------------------------------------------------------------------------
                                                2002                   2001                 2000                 1999
                                        --------------------  --------------------  --------------------  -------------------
                                                     % OF                  % OF                  % OF                  % OF
                                                     TOTAL                 TOTAL                 TOTAL                 TOTAL
                                        AMOUNT     ALLOWANCE   AMOUNT    ALLOWANCE   AMOUNT    ALLOWANCE   AMOUNT   ALLOWANCE
                                        -------    ---------  -------    ---------  -------    ---------  -------   ---------
                                                                          (DOLLARS IN THOUSANDS)
Commercial real estate ...............  $ 1,101       15.92%  $   888       16.86%  $   485      10.92%   $   268       7.02%
Residential real estate...............      293        4.24       400        7.59       399       8.99        364       9.53
Commercial ...........................    2,691       38.93     1,181       22.42     1,687      38.00      1,206      31.60
Personal .............................      295        4.27       210        3.99       547      12.32        843      22.09
Home equity ..........................       88        1.27        78        1.48       124       2.79        123       3.22
Construction..........................    1,632       23.61     1,070       20.32       672      15.14        454      11.89
Leases ...............................      813       11.76     1,440       27.34       526      11.84        559      14.65
                                        -------     -------   -------     -------   -------    -------    -------    -------
      Total...........................  $ 6,914      100.00%  $ 5,267      100.00   $ 4,440     100.00%   $ 3,817     100.00%
                                        =======     =======   =======     =======   =======    =======    =======    =======

                                          AS OF DECEMBER 31,
                                         -------------------
                                                1998
                                         -------------------
                                                      % OF
                                                      TOTAL
                                          AMOUNT   ALLOWANCE
                                         -------   ---------
                                        (DOLLARS IN THOUSANDS)
Commercial real estate ...............   $   155       6.62%
Residential real estate...............       340      14.52
Commercial ...........................     1,013      43.27
Personal .............................       215       9.19
Home equity ..........................        69       2.95
Construction..........................       302      12.90
Leases ...............................       247      10.55
                                         -------    -------
      Total...........................   $ 2,341     100.00%
                                         =======    =======

      Investment securities. The primary objectives of our investment portfolio are to secure the adequacy of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments.

      Substantial declines in market rates prompted the issuers of many of the securities in our portfolio to call those securities during 2002. As a result, the investment portfolio decreased by $16.3 million, or 21.01%, during 2002 as compared to 2001 year-end. Additionally, we took advantage of opportunities in 2002 to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we generated $193,000 of net gains on the sales. As of December 31, 2002, all of the securities in our investment portfolio were classified as available for sale in order to provide us with an additional source of liquidity when necessary, and as pledging requirements will permit.

      The following table presents the composition of our investment portfolio by major category at the dates indicated.

                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                      AT DECEMBER 31,
                                           ---------------------------------
                                             2002         2001         2000
                                           -------      -------      -------
                                                    (IN THOUSANDS)
U.S. government and agency securities..    $47,579      $62,050      $61,001
State and municipal obligations .......     13,785       15,626       15,502
                                           -------      -------      -------
      Total ...........................    $61,364      $77,676      $76,503
                                           =======      =======      =======
Available for sale (fair value) .......    $61,364      $77,676      $76,503
Held to maturity (amortized cost) .....         --           --        2,000
                                           -------      -------      -------
      Total ...........................    $61,364      $77,676      $78,503
                                           =======      =======      =======

      The following table sets forth the maturities, carrying value or fair value (in the case of investment securities available for sale), and average yields for our investment portfolio at December 31, 2002. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

      Under our investment policy, not more than 10% of the Bank's capital may be invested in the tax-exempt general obligation bonds of any single issuer.

                   MATURITY OF INVESTMENT SECURITIES PORTFOLIO

                              ONE YEAR OR        ONE TO FIVE       FIVE TO TEN       MORE THAN TEN         TOTAL INVESTMENT
                                 LESS               YEARS             YEARS              YEARS                SECURITIES
                           -----------------  ----------------- -----------------  -----------------  ---------------------------
                           CARRYING  AVERAGE  CARRYING  AVERAGE CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING   FAIR    AVERAGE
                            VALUE     YIELD    VALUE     YIELD    VALUE    YIELD     VALUE    YIELD    VALUE     VALUE    YIELD
                           -------   -------  --------  ------- --------  -------  --------  -------  --------  -------  -------
                                                                  (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
   U.S. government and
      agency securities..  $ 1,023    6.90%  $ 45,551   3.65%    $ 1,005    5.78%   $   --      --%   $ 47,579  $47,579    3.76%
   State and municipal
      obligations........      911    4.87      7,234   4.75       5,320    4.79       320    4.72      13,785   13,785    4.77
   Mortgage-backed
      securities.........       --      --         --     --          --      --        --      --         --        --      --
   Other securities......       --      --         --     --          --      --        --      --         --        --      --
                           -------    ----   --------   ----     -------    ----    ------    ----    --------  -------    ----
      Total available
        for sale.........  $ 1,934    5.94%  $ 52,785   3.80%    $ 6,325    4.95%   $  320    4.72%   $ 61,364  $61,364    3.99%
                           =======    ====   ========   ====     =======    ====    ======    ====    ========  =======    ====

      Total investment
        securities.......  $ 1,934    5.94%  $ 52,785   3.80%    $ 6,325    4.95%   $  320    4.72%   $ 61,364  $61,364    3.99%
                           =======    ====   ========   ====     =======    ====    ======    ====    ========  =======    ====

      Deposits. Deposits grew by $29.5 million, or 7.49%, for the year ended December 31, 2002, compared to 2001 year-end. Approximately $11.1 million of our deposit growth during fiscal year 2001 was attributable to growth in business checking accounts and reflects the continued efforts of our business development officers. These commercial deposit accounts do not earn interest; however, many of them receive an earnings credit on the balance to offset the cost of other services provided by the Bank. Another source of deposit growth in 2002 was in time deposit balances, which increased by over $7.0 million. We have traditionally offered market-competitive rates on our time deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. Our strategy to grow our deposits includes opening additional branches in markets management deems underserved, offering new products, and obtaining brokered deposits as allowed by our board of directors.

      The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                    DEPOSITS

                                                               YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------------------------
                                      2002                             2001                               2000
                         ------------------------------   -------------------------------   ---------------------------------
                                                                (DOLLARS IN THOUSANDS)

                                    PERCENT    WEIGHTED                PERCENT   WEIGHTED                PERCENT     WEIGHTED
                                       OF      AVERAGE                   OF      AVERAGE                   OF        AVERAGE
                          BALANCE   DEPOSITS     RATE      BALANCE     DEPOSITS    RATE     BALANCE      DEPOSITS      RATE
                         --------   --------   --------   ---------    --------  --------   --------     --------    --------
Demand.................. $ 86,591    20.43%        --%    $  74,229     18.83%       --%    $ 44,354       13.11%        --%
Savings.................    6,037     1.42       1.39         5,050      1.28      2.54        3,327        0.98       2.96
Interest-bearing demand.   30,747     7.26       1.30        28,397      7.20      2.59       32,427        9.59       3.50
Money Market............   33,932     8.01       1.30        30,427      7.72      2.67       27,923        8.26       3.46
Money Management........   96,837    22.85       2.05        93,462     23.71      4.04       90,787       26.84       5.99
Time Deposits...........  169,643    40.03       4.39       162,680     41.26      4.81      139,403       41.22       6.26
                         --------   ------                ---------    ------               --------      ------
      Total deposits.... $423,787   100.00%               $ 394,245    100.00%              $338,221      100.00%
                         ========   ======                =========    ======               ========      ======

      The following table sets forth the amount of our time deposits that are greater than $100,000 by time remaining until maturity as of December 31, 2002:

                            AMOUNTS AND MATURITIES OF
                        TIME DEPOSITS OF $100,000 OR MORE

                                                      AS OF DECEMBER 31, 2002
                                                   -----------------------------
                                                                WEIGHTED AVERAGE
                                                     AMOUNT        RATE PAID
                                                   ---------    ----------------
                                                     (DOLLARS IN THOUSANDS)
Three months or less............................   $  10,415         3.22%
Over three months through six months............       7,719         3.17
Over six months through twelve months...........      13,719         3.62
Over twelve months..............................      33,847         4.41
                                                   ---------         ---
      Total.....................................   $  65,700         3.91%
                                                   =========         ====

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 57.80% of our total assets at December 31, 2002, and 66.76% and 69.16% of total assets at December 31, 2001 and 2000, respectively. The decrease in this ratio as of December 31, 2002 was primarily the result of an increase in mortgage loans held for sale as a percentage of total assets at year-end 2002. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Topeka, is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1.00% of the aggregate principal amount of its unpaid residential mortgage loans or 5.00% of our total outstanding FHLB advances. The Bank is currently in compliance with this requirement, with a $4.4 million investment in stock of the FHLB of Topeka as of December 31, 2002. During 2002 and 2001, the Bank took advantage of some special advances from the FHLB to supplement its funding base. The Bank had $52.5 million and $32.5 million in outstanding long-term advances from the FHLB of Topeka at December 31, 2002 and 2001, respectively. In addition, the Bank had $35.0 million in outstanding short-term advances at December 31, 2002.

      Management established internal guidelines to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at December 31, 2002, the Bank was within the established guidelines.

      The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.

                              SHORT-TERM BORROWINGS

                                                                                           WEIGHTED       WEIGHTED
                                                               AVERAGE                      AVERAGE       AVERAGE
                                                AMOUNT         AMOUNT         MAXIMUM      INTEREST      INTEREST
                                              OUTSTANDING    OUTSTANDING    OUTSTANDING      RATE           RATE
                                                  AT         DURING THE       AT ANY      DURING THE     AT PERIOD
                                              PERIOD END     PERIOD (1)      MONTH END      PERIOD          END
                                              -----------    -----------    -----------   ----------     ----------
                                                     (DOLLARS IN THOUSANDS)
At or for the year ended December 31, 2002:
   Federal Home Loan Bank borrowings.           $ 35,000      $  2,236       $ 35,000          1.95%         1.28%
   Bank Stock Loan...................                 --            --             --            --            --
   Federal Funds purchased...........             10,000         1,043         10,000          1.93          1.81
   Note Payable - other..............                 --            --             --            --            --
   Repurchase agreements.............             23,688        16,962         23,688          1.08          0.67
                                                --------      --------                        -----         -----
      Total..........................           $ 68,688      $ 20,241                         1.22          0.80
                                                ========      ========
At or for the year ended December 31, 2001:
   Federal Home Loan Bank borrowings.           $     --      $  2,985       $  5,000          6.37%           --%
   Bank Stock Loan...................                 --            --             --            --            --
   Federal Funds purchased...........                 --            --             --            --            --
   Note Payable - other..............                 --           231          1,000          6.00            --
   Repurchase agreements.............             17,173        17,246         20,862          2.37          1.07
                                                --------      --------                        -----         -----
      Total..........................           $ 17,173      $ 20,462                         2.43          1.07
                                                ========      ========
At or for the year ended December 31, 2000:
   Federal Home Loan Bank borrowings.           $  5,000      $  7,408       $ 10,000          7.01%         7.17%
   Bank Stock Loan...................                 --         3,999          7,262          8.17            --
   Federal Funds purchased...........                 --           590          4,000          7.72            --
   Repurchase agreements.............             15,299        13,245         16,650          3.09          3.34
                                                --------      --------                        -----         -----
      Total..........................           $ 20,299      $ 25,242                         5.15          6.05
                                                ========      ========

-----------
(1) Calculations are based on daily averages where available and monthly averages otherwise.

      Capital Resources. At December 31, 2002, our total stockholders' equity was $34.3 million, and our equity to asset ratio was 5.67%. At December 31, 2001, our total stockholders' equity was $28.5 million and our equity to asset ratio was 5.80%.

      The Federal Reserve Board's risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder's equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2002, our Tier 1 capital ratio was 8.82%, while our total risk-based capital ratio was 10.13%, both of which exceed the capital minimums established in the risk-based capital requirements.

      Our risk-based capital ratios at December 31, 2002, 2001 and 2000 are presented below.

                               RISK-BASED CAPITAL

                                                                              DECEMBER 31,
                                                                 2002             2001              2000
                                                                         (DOLLARS IN THOUSANDS)
Tier 1 capital
Stockholders' equity ................................        $  34,344         $  28,525         $  23,815
Intangible assets ...................................           (1,281)           (1,433)           (1,295)
Unrealized (appreciation) depreciation
  on available-for-sale securities ..................             (785)             (831)             (461)
Guaranteed preferred beneficial interest
  in Company's subordinated debt (1) ................           11,187             9,231             7,785
                                                             ---------         ---------         ---------
    Total Tier 1 capital ............................           43,465            35,492            29,844
                                                             ---------         ---------         ---------

Tier 2 capital
Qualifying allowance for loan losses ................            6,171             5,002             3,929
Guaranteed preferred beneficial interest
  in Company's subordinated debt (1) ................              313             2,269             3,715
                                                             ---------         ---------         ---------
    Total Tier 2 capital ............................            6,484             7,271             7,644
                                                             ---------         ---------         ---------
    Total risk-based capital ........................        $  49,949         $  42,763         $  37,488
                                                             =========         =========         =========

Risk weighted assets ................................        $ 492,922         $ 399,923         $ 313,841
                                                             =========         =========         =========

Ratios at end of period
Total capital to risk-weighted assets
ratio................................................            10.13%            10.69%            11.95%
Tier 1 capital to average assets ratio
  (leverage ratio)...................................             7.74%             7.17%             7.47%
Tier 1 capital to risk-weighted assets
  ratio..............................................             8.82%             8.87%             9.51%

Minimum guidelines
Total capital to risk-weighted assets
ratio................................................             8.00%             8.00%             8.00%
Tier 1 capital to average assets ratio
  (leverage ratio)...................................             4.00%             4.00%             4.00%
Tier 1 capital to risk-weighted assets
  ratio..............................................             4.00%             4.00%             4.00%

(1) Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). At December 31, 2002, approximately $11.2 million of the trust preferred securities have been included as Tier 1 capital. The balance of the trust preferred securities have been included as Tier 2 capital.

INFLATION

      The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. We disclose the estimated fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 16 to the consolidated financial statements included in this report.

FUTURE ACCOUNTING REQUIREMENTS

      The Financial Accounting Standards Board recently issued its Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This new Interpretation requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Bank are principally in the form of letters of credit as discussed in Note 17 to the consolidated financial statements. We do not anticipate thatinitial adoption of the Interpretation will have a material impact on the Company's financial statements. The Company's application of the Interpretation to guarantees issued or modified after December 31, 2002, will, if material, result in recognition of a liability for such guarantees, as well as recognition of fee revenue from them over the period of time the guarantees are outstanding.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy is established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to our Bank Board of Directors. Our investment policy complements our funds management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

      We strive to maintain a position that changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in our net interest income over the next twelve-month period and our economic value of equity at risk at December 31, 2002 based on the indicated instantaneous and permanent changes in interest rates.

                                            NET INTEREST     NET ECONOMIC
                                               INCOME          VALUE OF
    CHANGES IN INTEREST RATES             (NEXT 12 MONTHS)  EQUITY AT RISK
    -------------------------             ----------------  --------------
    300 basis point rise                       22.10%           10.81%
    200 basis point rise                       14.09%            6.93%
    100 basis point rise                       6.34%             4.50%
    Base Rate Scenario                           --                --
    25 basis point decline                    (5.23%)           (1.87%)
    50 basis point decline                    (8.87%)           (4.42%)
    100 basis point decline                   (14.90%)          (7.63%)

      The above table indicates that, at December 31, 2002, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

      The above table also indicates that, at December 31, 2002, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 100 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

      The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, based on the information and assumptions set forth below.

                       INTEREST-RATE SENSITIVITY ANALYSIS


                                                            Expected Maturity Date
                                -------------------------------------------------------------------------------
                                                                        Fiscal Year Ending December 31,
                                                                -----------------------------------------------
                                 0-90 Days      91-365 Days        2003            2004            2005
                                -----------     -----------     -----------     -----------     -----------
INTEREST-EARNING ASSETS:
Fixed Rate Loans ............   $     7,326     $    13,123     $    20,449     $    15,948     $    22,235
   Average Interest Rate ....          7.23%           7.95%           7.69%           9.59%           8.65%
Variable Rate Loans .........       393,492           6,562         400,054              --              --
   Average Interest Rate ....          4.94%           6.67%           4.96%             --              --
Fixed Rate Investments ......           276           1,658           1,934          14,143          26,264
   Average Interest Rate ....          4.55%           6.04%           5.94%           2.45%           3.88%
Variable Rate Investments ...            --              --              --              --              --
   Average Interest Rate ....            --              --              --              --              --
Federal Funds Sold ..........           141              --             141              --              --
   Average Interest Rate ....          1.15%             --            1.15%             --              --
                                -----------     -----------     -----------     -----------     -----------
   Total interest-earning
     assets ...............     $   401,235     $    21,343     $   422,578     $    30,091     $    48,499
                                ===========     ===========     ===========     ===========     ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand .....   $    30,746     $        --     $    30,746     $        --     $        --
   Average Interest Rate ....          0.63%             --            0.63%             --              --
Savings and money market ....       137,211              --         137,211              --              --
   Average Interest Rate ....          1.17%             --            1.17%             --              --
Time deposits ...............        32,011          52,398          84,409          29,465          10,091
   Average Interest Rate ....          3.51%           3.73%           3.65%           3.93%           5.18%
Funds borrowed ..............        71,873           4,227          76,100             188             203
   Average Interest Rate ....          1.14%           3.07%           1.25%           7.50%           7.50%
                                -----------     -----------     -----------     -----------     -----------
    Total interest-bearing
      liabilities ...........   $   271,841     $    56,625     $   328,466     $    29,653     $    10,294
                                -----------     ===========     ===========     ===========     ===========

CUMULATIVE:
   Rate sensitive assets
   (RSA) ....................   $   401,235     $   422,578     $   422,578     $   452,669     $   501,168
   Rate sensitive
   liabilities (RSL) ........       271,841         328,466         328,466         358,119         368,413
   GAP (GAP = RSA - RSL) ....       129,394          94,112          94,112          94,550         132,755
RSA/RSL .....................        147.60%         128.65%         128.65%         126.40%         136.03%
RSA/Total assets ............         66.30           69.83           69.83           74.80           82.81
RSL/Total assets ............         44.92           54.28           54.28           59.18           60.88
GAP/Total assets ............         21.38           15.55           15.55           15.62           21.94
GAP/RSA .....................         32.25           22.27           22.27           20.89           26.49

                                                       Expected Maturity Date
                                 ---------------------------------------------------------------
                                 Fiscal Year Ending December 31,
                                 -------------------------------
                                      2006            2007          Thereafter        Total
                                   -----------     -----------     -----------     -----------
INTEREST-EARNING ASSETS:
Fixed Rate Loans ............      $    17,091     $    14,573     $     2,013     $    92,309
   Average Interest Rate ....             8.47%           8.17%          27.97%           8.91%
Variable Rate Loans .........               --              --              --         400,054
   Average Interest Rate ....               --              --              --            4.96%
Fixed Rate Investments ......            9,486           2,892           6,645          61,364
   Average Interest Rate ....             4.98%           5.83%           4.94%           3.99%
Variable Rate Investments ...               --              --              --              --
   Average Interest Rate ....               --              --              --              --
Federal Funds Sold ..........               --              --              --             141
   Average Interest Rate ....               --              --              --            1.15%
                                   -----------     -----------     -----------     -----------
     Total interest-earning
       assets ...............      $    26,577     $    17,465     $     8,658     $   553,868
                                   ===========     ===========     ===========     ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand .....      $        --     $        --     $        --     $    30,746
   Average Interest Rate ....               --              --              --            0.63%
Savings and money market ....               --              --              --         137,211
   Average Interest Rate ....               --              --              --            1.17%
Time deposits ...............           15,346          26,598           3,732         169,641
   Average Interest Rate ....             4.97%           4.93%           5.07%           4.14%
Funds borrowed ..............              219          20,236          44,434         141,380
   Average Interest Rate ....             7.50%           1.62%           6.24%           2.90%
                                   -----------     -----------     -----------     -----------
    Total interest-bearing
      liabilities ...........      $    15,565     $    46,834     $    48,166     $   478,978
                                   ===========     ===========     ===========     ===========

CUMULATIVE:
   Rate sensitive assets
   (RSA) ....................      $   527,745     $   545,210     $   553,868     $   553,868
   Rate sensitive
   liabilities (RSL) ........          383,978         430,812         478,978         478,978
   GAP (GAP = RSA - RSL) ....          143,767         114,398          74,890          74,890
RSA/RSL .....................           137.44%         126.55%         115.64%
RSA/Total assets ............            87.20           90.09           91.52
RSL/Total assets ............            63.45           71.19           79.15
GAP/Total assets ............            23.76           18.90           12.37
GAP/RSA .....................            27.24           20.98           13.52

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's directors is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is hereby incorporated by reference.

      Information regarding the Bank's directors and executive officers is included in Part I of this Form 10-K under the caption "Bank Directors and Executive Officers."

ITEM 11: EXECUTIVE COMPENSATION

      This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of December 31, 2002, the Bank had aggregate loans outstanding to such persons of approximately $8.1 million, which represented 23.53% of our stockholders' equity of $34.3 million on that date. These loans:

      -     were made in the ordinary course of business;

      - were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and

      - did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14: CONTROLS AND PROCEDURES

      Management, including the Company's Chief Executive Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the ninety-day period prior to the date of filing this annual report. Based upon the evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

      The Company made no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date management completed its evaluation.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1 and 2. Financial Statements and any Financial Statement Schedules

      The financial statements and financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Form 10-K.

(b)   Reports on Form 8-K

      Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

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

      4.6   Form of Amended and Restated Trust Agreement of BVBC Capital
            Trust I.

      4.7   Form of Cumulative Preferred Security Certificate for BVBC Capital
            Trust I.

      4.8   Form of Trust preferred securities Guarantee Agreement of Blue
            Valley Ban Corp relating to the Cumulative Trust preferred securities.

      4.9   Form of Agreement as to Expenses and Liabilities.

      10.1  Amended and Restated Promissory Note of Blue Valley Ban Corp, dated
            December 30, 1999.

      10.2  Promissory Note of Blue Valley Building dated July 15, 1994.

      10.3 Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen's Assurance Company of
            America, dated July 15, 1994.

      10.4  Assignment of Leases and Rents between Blue Valley Building and
            Businessmen's Assurance Company of America dated July 15, 1994.

      10.5  Lease Agreement between Bank of Blue Valley and CMI, Inc., dated
            January 18, 1999.

The following exhibits are filed as part of this annual report.

      11.1 Statement regarding computation of per share earnings. Please see p. F-12.

      21.1  Subsidiaries of Blue Valley Ban Corp.

      23.3  Consent of BKD, LLP.

      99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350

      99.2  Certification of the Treasurer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  March 26, 2003                   By: /s/ Robert D. Regnier
                                                  ---------------------
                                                  Robert D. Regnier, President,
                                                  Chief Executive Officer and
                                                  Director

      Date:  March 26, 2003                   By: /s/ Mark A. Fortino
                                                  -------------------
                                                  Mark A. Fortino, Treasurer and
                                                  Principal Finance and
                                                  Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Robert D. Regnier, certify that:

      1. I have reviewed this annual report on Form 10-K of Blue Valley Ban Corp (the "Company");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003

      /s/ Robert D. Regnier
      ---------------------
      Robert D. Regnier,
      President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Mark A. Fortino, certify that:

      1. I have reviewed this annual report on Form 10-K of Blue Valley Ban Corp (the "Company");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003

      /s/ Mark A. Fortino
      -------------------
      Mark A. Fortino,
      Treasurer
      (Chief Financial Officer)

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Date:  March 26, 2003                By: /s/ Robert D. Regnier
                                               ---------------------
                                               Robert D. Regnier, President,
                                               Chief Executive Officer and
                                               Director

      Date:  March 26, 2003                By: /s/ Donald H. Alexander
                                               -----------------------
                                               Donald H. Alexander, Director

      Date:  March 26, 2003                By: /s/ Wayne A. Henry, Jr.
                                               -----------------------
                                               Wayne A. Henry, Jr., Director

      Date:  March 26, 2003                By: /s/ C. Ted McCarter
                                               -------------------
                                               C. Ted McCarter, Director

      Date:  March 26, 2003                By: /s/ Thomas A. McDonnell
                                               -----------------------
                                               Thomas A. McDonnell, Director

                              BLUE VALLEY BAN CORP

                        DECEMBER 31, 2002, 2001 AND 2000

                                    CONTENTS


                                                                           Page
                                                                           ----
INDEPENDENT ACCOUNTANTS' REPORT..........................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets.....................................................  F-3
      Statements of Income...............................................  F-5
      Statements of Stockholders' Equity.................................  F-6
      Statements of Cash Flows...........................................  F-7
      Notes to Financial Statements......................................  F-8

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas

      We have audited the accompanying consolidated balance sheets of BLUE VALLEY BAN CORP (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BLUE VALLEY BAN CORP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ BKD, LLP


Kansas City, Missouri
February 14, 2003

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                    (dollars in thousands, except share data)


                                     ASSETS

                                                              2002       2001
                                                            --------   --------
Cash and due from banks                                     $ 27,755   $ 20,159
Federal funds sold                                                --      5,000
                                                            --------   --------
                Cash and cash equivalents                     27,755     25,159

Available-for-sale securities                                 61,364     77,676

Mortgage loans held for sale                                 119,272     41,853

Loans                                                        380,082    334,075
   Less allowance for loan losses                              6,914      5,267
                                                            --------   --------
                Net loans                                    373,168    328,808

Premises and equipment                                        10,277      8,079
Foreclosed assets held for sale, net                             614         49
Interest receivable                                            2,014      2,513
Deferred income taxes                                          1,688        904
Prepaid expenses and other assets                              2,541      2,072
Federal Home Loan Bank stock, Federal Reserve
   Bank stock, and other securities                            5,209      3,477
Core deposit intangible asset, at amortized cost               1,281      1,433
                                                            --------   --------

                Total Assets                                $605,183   $492,023
                                                            ========   ========


See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                    (dollars in thousands, except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2002      2001
                                                                 --------  --------
LIABILITIES

   Demand deposits                                               $ 86,591  $ 74,229
   Savings, NOW and money market deposits                         167,553   157,336
   Time deposits                                                  169,643   162,680
                                                                 --------  --------
                     Total Deposits                               423,787   394,245

   Federal funds purchased and securities sold under
     agreements to repurchase                                      33,688    17,173
   Short-term debt                                                 35,000        --
   Long-term debt                                                  58,051    36,118
   Guaranteed preferred beneficial interest in Company's
      subordinated debt                                            11,500    11,500
   Balance due under U.S. Treasury note option                      3,142       383
   Accrued interest and other liabilities                           5,671     4,079
                                                                 --------  --------
                     Total Liabilities                            570,839   463,498
                                                                 --------  --------

STOCKHOLDERS' EQUITY

   Capital stock

      Common stock, par value $1 per share;
           Authorized 15,000,000 shares; issued and outstanding
           2002 - 2,222,711 shares; 2001 - 2,175,176 shares         2,223     2,175
   Additional paid-in capital                                       6,284     5,641
   Retained earnings                                               25,052    19,878
   Accumulated other comprehensive income
      Unrealized appreciation on available-for-sale securities,
           net of income taxes of $523 in 2002 and $553 in 2001       785       831
                                                                 --------  --------
                     Total Stockholders' Equity                    34,344    28,525
                                                                 --------  --------

                     Total Liabilities and Stockholders' Equity  $605,183  $492,023
                                                                 ========  ========


See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (dollars in thousands, except per share data)


                                                  2002      2001      2000
                                                 -------   -------   -------
INTEREST INCOME
   Interest and fees on loans                    $26,857   $27,921   $26,733
   Federal funds sold                                297       679       777
   Available-for-sale securities                   3,405     4,422     3,566
   Held-to-maturity securities                        --       119        41
                                                 -------   -------   -------
                Total Interest Income             30,559    33,141    31,117
                                                 -------   -------   -------

INTEREST EXPENSE
   Interest-bearing demand deposits                  388       815       872
   Savings and money market deposit accounts       2,711     4,846     5,726
   Other time deposits                             7,759     9,775     7,555
   Federal funds purchased and securities sold
     under repurchase agreements                     182       409       417
   Long-term debt and advances                     3,186     2,549     2,126
                                                 -------   -------   -------
                Total Interest Expense            14,226    18,394    16,696
                                                 -------   -------   -------

NET INTEREST INCOME                               16,333    14,747    14,421

PROVISION FOR LOAN LOSSES                          2,920     2,400     1,950
                                                 -------   -------   -------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                      13,413    12,347    12,471
                                                 -------   -------   -------

NONINTEREST INCOME
   Loans held for sale fee income                 16,690     6,931     1,148
   Service fees                                    1,847     1,632     1,624
   Realized gains on sales of securities             193       500        --
   Other income                                      281       203       284
                                                 -------   -------   -------
                Total Noninterest Income          19,011     9,266     3,056
                                                 -------   -------   -------

NONINTEREST EXPENSE
   Salaries and employee benefits                 16,437    10,063     5,856
   Net occupancy expense                           2,101     1,574     1,124
   Other operating expense                         5,578     4,073     3,313
                                                 -------   -------   -------
                Total Noninterest Expense         24,116    15,710    10,293
                                                 -------   -------   -------

INCOME BEFORE INCOME TAXES                         8,308     5,903     5,234

PROVISION FOR INCOME TAXES                         2,912     1,960     1,757
                                                 -------   -------   -------

NET INCOME                                       $ 5,396   $ 3,943   $ 3,477
                                                 =======   =======   =======

BASIC EARNINGS PER SHARE                         $  2.48   $  1.82   $  1.62
                                                 =======   =======   =======

DILUTED EARNINGS PER SHARE                       $  2.40   $  1.77   $  1.59
                                                 =======   =======   =======


DIVIDENDS PER SHARE                              $  0.10   $    --   $    --
                                                 =======   =======   =======


See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (dollars in thousands, except share data)


                                                                                                   Accumulated
                                                                           Additional                 Other
                                                  Comprehensive  Common     Paid-In    Retained   Comprehensive
                                                      Income      Stock     Capital    Earnings      Income       Total
                                                     -------     -------    --------    -------     --------     -------
BALANCE, DECEMBER 31, 1999                                       $ 2,138    $  5,230    $12,458     $   (957)    $18,869

   Issuance of 4,000 shares of common stock                            4          47                                  51

   Net income                                        $ 3,477                              3,477                    3,477

   Change in unrealized appreciation on
      available-for-sale securities, net of income
      taxes of $945                                    1,418                                           1,418       1,418
                                                     -------     -------    --------    -------     --------     -------
                                                     $ 4,895
                                                     =======

BALANCE, DECEMBER 31, 2000                                       $ 2,142    $  5,277    $15,935     $    461     $23,815
                                                                 =======    ========    =======     ========     =======

   Issuance of 33,456 shares of common stock                          33         364                                 397

   Net income                                          3,943                              3,943                    3,943

   Change in unrealized appreciation on
      available-for-sale securities, net of income
      taxes of $246                                      370                                             370         370
                                                     -------     -------    --------    -------     --------     -------
                                                     $ 4,313
                                                     =======

BALANCE, DECEMBER 31, 2001                                       $ 2,175    $  5,641    $19,878     $    831     $28,525
                                                                 =======    ========    =======     ========     =======

   Issuance of 47,535 shares of common stock                          48         643                                 691

   Dividends on common stock ($0.10 per share)                                             (222)                    (222)

   Net income                                          5,396                              5,396                    5,396

   Change in unrealized appreciation on
      available-for-sale securities, net of income
      taxes of $(30)                                     (46)                                            (46)        (46)
                                                     -------     -------    --------    -------     --------     -------
                                                     $ 5,350
                                                     =======

BALANCE, DECEMBER 31, 2002                                       $ 2,223    $  6,284    $25,052     $    785     $34,344
                                                                 =======    ========    =======     ========     =======

                                                                               December 31,  December 31,  December 31,
                                                                                   2002         2001         2000
                                                                                  -----        -----        ------
Reclassification Disclosure
Unrealized appreciation  on available-for-sale securities, net of income taxes of $47, $446 and $945 for the periods ended December 31, 2002, 2001 and
  2000, respectively                                                              $  70        $ 670        $1,418

Less: reclassification adjustments for appreciation included in net income, net of income taxes of $77, $200 and $0 for the periods ended
        December 31, 2002, 2001 and 2000, respectively                             (116)        (300)           --
                                                                                  -----        -----        ------

Change in unrealized appreciation on available-for-sale
   securities, net of income taxes (credit) of $(30), $246, and $945 for the
   periods ended December 31, 2002, 2001 and 2000, respectively                   $ (46)       $ 370        $1,418
                                                                                  =====        =====        ======


See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (dollars in thousands)

                                                                                      2002           2001          2000
                                                                                   -----------     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                   $     5,396     $   3,943     $  3,477
      Adjustments to reconcile net income to
        net cash flow from operating activities:
        Depreciation and amortization                                                    1,114           848          653
        Amortization of premiums and discounts on securities                                42            24           74
        Provision for loan losses                                                        2,920         2,400        1,950
        Deferred income taxes                                                             (754)         (212)         (43)
        Net gain on sales of available-for-sale securities                                (193)         (500)          --
        Net loss on sale of foreclosed assets                                              121            --           --
        Net (gain) loss on sale of premises and equipment                                   35            (5)          --
        Originations of loans held for sale                                         (1,305,219)     (641,332)     (81,956)
        Proceeds from the sale of loans held for sale                                1,227,800       600,686       81,701
      Changes in:
        Accrued interest receivable                                                        500           546       (1,019)
        Prepaid expenses and other assets                                                 (617)          (87)        (291)
        Accrued interest payable and other liabilities                                   1,370         1,365          292
                                                                                   -----------     ---------     --------
                Net cash provided by (used in) operating activities                    (67,485)      (32,324)       4,838
                                                                                   -----------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net originations of loans                                                        (58,127)      (53,295)     (41,375)
      Proceeds from sales of loan participations                                         9,135         4,946        1,617
      Purchase of premises and equipment                                                (3,060)       (1,445)      (1,514)
      Proceeds from sale of premises and equipment                                          12            11           --
      Proceeds from the sale of foreclosed assets                                        1,026           655        1,024
      Purchases of held-to-maturity securities                                              --            --       (2,000)
      Proceeds from maturities of held-to-maturity securities                               --         2,000           --
      Proceeds from sales of available-for-sale securities                              13,183        16,400           --
      Proceeds from maturities of available-for-sale securities                         65,198        33,875        3,355
      Purchases of available-for-sale securities                                       (61,994)      (50,357)     (28,923)
      Purchases  of Federal Home Loan Bank stock, Federal Reserve Bank stock,
        and other securities                                                            (2,625)       (1,926)        (516)
      Proceeds from the sale of Federal Home Loan Bank stock, Federal Reserve
        Bank stock, and other securities                                                   893            --           --
      Net cash acquired in branch acquisition                                               --         1,604           --
                                                                                   -----------     ---------     --------
                Net cash used in investing activities                                  (36,359)      (47,532)     (68,332)
                                                                                   -----------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, money market, NOW and savings accounts           22,579        31,279       35,470
      Net increase in time deposits                                                      6,963        22,162       34,606
      Repayments of long-term debt                                                        (162)         (150)        (140)
      Proceeds from long-term debt                                                      22,095        19,500        5,000
      Net proceeds from guaranteed  preferred  beneficial interest in Company's
        subordinated debt                                                                                          10,587
      Net proceeds (payments) on short-term debt                                        35,000        (5,000)     (12,450)
      Proceeds from sale of common stock                                                   691           397           51
      Net increase in other borrowings                                                  16,515         1,874        4,039
      Net increase (decrease) in balance due under U.S. Treasury note option             2,759          (967)      (1,209)
                                                                                   -----------     ---------     --------
                Net cash provided by financing activities                              106,440        69,095       75,954
                                                                                   -----------     ---------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,596       (10,761)      12,460

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            25,159        35,920       23,460
                                                                                   -----------     ---------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $    27,755     $  25,159     $ 35,290
                                                                                   ===========     =========     ========

SUPPLEMENTAL CASH FLOWS INFORMATION
      Loans transferred to foreclosed assets held for sale                         $     1,712     $     370     $  1,172
      Interest paid                                                                $    14,638     $  18,443     $ 16,077
      Income taxes paid (net of refunds)                                           $     2,535     $   2,693     $  1,900



See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

      The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corporation and BVBC Capital Trust I through 100% ownership of each.

      The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Johnson County, Kansas. The Bank also originates mortgages nationwide through its Internet Mortgage division. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

      The Blue Valley Building Corporation is primarily engaged in leasing real property at its facility in Overland Park, Kansas and owning other properties intended for future use.

      BVBC Capital Trust I is a Delaware business trust that was created in 2000 to offer trust preferred securities and to purchase the Company's prior subordinated debentures. The Trust has a term of 35 years, but may dissolve earlier as provided in its trust agreement.

OPERATING SEGMENT

      The Company provides community banking services through its subsidiary bank, including such products and services as loans; time deposits, checking and savings accounts; trust services; and investment services. These activities are reported as a single operating segment.

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

      Management believes that the allowances for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company to recognize additional losses based on their judgments of information available to them at the time of their examination.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Blue Valley Ban Corp and its 100% owned subsidiaries, Bank of Blue Valley, Blue Valley Building Corporation and BVBC Capital Trust I. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

      The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consisted of federal funds sold.

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

OTHER INVESTMENTS

      The Company, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain an investment in capital stock of both the FHLB and FRB. No ready market exists for either stock, and the stocks have no quoted market value. Such stock is recorded at cost.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE LOANS HELD FOR SALE

      Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments, if any, are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized in the financial statements if their terms match those of the underlying mortgage. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

LOANS

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

ALLOWANCE FOR LOAN LOSSES

      The allowance is management's estimate of probable losses which have occurred as of the balance sheet date based on management's evaluation of risk in the loan portfolio. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The adequacy of the allowance is evaluated on a monthly basis by management based on management's periodic review of the collectibility of the loans in consideration of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management when determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reason for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

CORE DEPOSIT INTANGIBLE ASSETS

      Unamortized core deposit intangible assets aggregated $1,281,000 and $1,433,000 (originally $2,576,000) at December 31, 2002 and 2001, respectively, and have been amortized over a 15-year period using the straight-line method. Amortization expense related to core deposit intangible assets was $152,000 for each of the years 2002, 2001 and 2000.

FEE INCOME

      Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

RECLASSIFICATION

      Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income.

INCOME TAXES

      Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

      Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the year.

      The computation of per share earnings is as follows:

                                                    2002         2001          2000
                                                  ---------    ----------    ----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Net income                                        $   5,396    $    3,943    $    3,477
                                                  ---------    ----------    ----------

Average common shares outstanding                 2,178,803     2,165,030     2,141,523
Average common share stock options outstanding       74,126        57,136        49,782
                                                  ---------    ----------    ----------
Average diluted common shares                     2,252,929     2,222,166     2,191,305
                                                  ---------    ----------    ----------

         Basic earnings per share                 $    2.48    $     1.82    $     1.62
                                                  =========    ==========    ==========

         Diluted earnings per share               $    2.40    $     1.77    $     1.59
                                                  =========    ==========    ==========

ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the plan and no compensation cost has been recognized. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                             2002         2001         2000
                                                             ----         ----         ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net income                         As reported    $   5,396    $   3,943    $   3,477
                                           Pro forma      $   5,344    $   3,864    $   3,401

        Basic earnings per share           As reported    $    2.48    $    1.82    $    1.62
                                           Pro forma      $    2.45    $    1.78    $    1.59

        Diluted earnings per share         As reported    $    2.40    $    1.77    $    1.59
                                           Pro forma      $    2.37    $    1.74    $    1.55


                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The fair value of options granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                 2002          2001           2000
                                                 ----          ----           ----
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
        Dividend per Share                    $    0.10      $      --     $      --
        Risk-Free Interest Rate                    1.75%          4.00%         6.00%
        Expected Life of Options                2 years        2 years       2 years
        Weighted-average fair value of
          options granted during the year     $      49      $     108     $     130
                                              =========      =========     =========

      The expected life of options outstanding is based on the historical experience of the Company.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 2:  INVESTMENT IN DEBT SECURITIES

      The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                          December 31, 2002
                                            ------------------------------------------------
                                                          Gross       Gross
                                            Amortized  Unrealized   Unrealized   Approximate
                                               Cost       Gains       Losses      Fair Value
                                             -------      -----      -------       -------
                                                        (dollars in thousands)
        U.S. Treasury                        $    --      $   --     $    --       $    --
        U.S. Government agencies              46,998         581          --        47,579
        State and political subdivisions      13,057         728          --        13,785
                                             -------      ------     -------       -------

                                             $60,055      $1,309     $    --       $61,364
                                             =======      ======     =======       =======


                                                          December 31, 2001
                                            ------------------------------------------------
                                                          Gross       Gross
                                            Amortized  Unrealized   Unrealized   Approximate
                                               Cost       Gains       Losses      Fair Value
                                             -------      -----      -------       -------
                                                        (dollars in thousands)
        U.S. Treasury                        $ 2,000      $   36      $  --         $ 2,036
        U.S. Government agencies              59,024       1,119       (129)         60,014
        State and political subdivisions      15,268         368        (10)         15,626
                                             -------      ------      -----         -------

                                             $76,292      $1,523      $(139)        $77,676
                                             =======      ======      =====         =======

      Maturities of available-for-sale debt instruments at December 31, 2002:

                                        Amortized  Approximate
                                           Cost     Fair Value
                                           ----     ----------
                                        (dollars in thousands)
        In one year or less              $ 1,897     $ 1,934
        After one through five years      51,877      52,785
        After five through ten years       5,982       6,325
        After ten years                      299         320
                                         -------     -------

                                         $60,055     $61,364
                                         =======     =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 2:  INVESTMENT IN DEBT SECURITIES (CONTINUED)

      The book value and approximate fair value of securities pledged as collateral to secure public deposits amounted to $45,570,000 at December 31, 2002 and $35,298,000 at December 31, 2001.

      The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities. At December 31, 2002, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual dealer. Securities sold under agreements to repurchase averaged $16,962,000 and $17,246,000 during 2002 and 2001, and the maximum amounts outstanding at any month-end were $23,688,000 and $20,862,000, respectively. The book value and approximate fair value of securities pledged to secure agreements to repurchase amounted to $28,357,000 and $27,413,000 at December 31, 2002 and 2001, respectively.

      Gross gains of $193,000 and $514,000 were realized in 2002 and 2001, respectively, and gross losses of $0 and $14,000 were realized in 2002 and 2001, respectively, resulting from sales of available-for-sale securities.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

      Categories of loans at December 31, 2002 and 2001 include the following:

                                                          2002         2001
                                                        --------     --------
                                                        (dollars in thousands)
        Commercial                                      $ 93,658     $ 85,311
        Commercial real estate                            71,295       63,756
        Construction                                     127,071       93,656
        Leases                                            22,600       24,221
        Residential real estate                           21,581       24,460
        Personal                                          26,750       29,895
        Home equity                                       17,127       12,776
                                                        --------     --------

        Total loans                                      380,082      334,075
                   Less: Allowance for loan losses         6,914        5,267
                                                        --------     --------

                   Net loans                            $373,168     $328,808
                                                        ========     ========

      Activity in the allowance for loan losses was as follows:

                                                           2002         2001         2000
                                                          -------      -------      -------
                                                                (dollars in thousands)
        Balance, beginning of year                        $ 5,267      $ 4,440      $ 3,817
             Provision charged to expense                   2,920        2,400        1,950
             Losses charged off, net of recoveries
                of $309,000 $363,000 and $203,000
                for 2002, 2001 and 2000, respectively      (1,273)      (1,573)      (1,327)
                                                          -------      -------      -------

        Balance, end of year                              $ 6,914      $ 5,267      $ 4,440
                                                          =======      =======      =======


      Impaired loans totaled $11,679,000 and $8,431,000 at December 31, 2002 and 2001, respectively, with related allowances for loan losses of $1,830,000 and $1,470,000, respectively.

      Total interest income of $699,000 and $923,000 was recognized on average impaired loans of $9,585,000 and $6,630,000 for 2002 and 2001, respectively. Included in this total is cash-basis interest income of $46,000 and $202,000 recognized on impaired loans on nonaccrual during 2002 and 2001, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 4:  PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:

                                            2002        2001
                                          -------     -------
                                         (dollars in thousands)
        Land                              $ 1,777     $ 1,577
        Building and improvements           5,624       5,370
        Furniture and equipment             4,200       3,368
        Land improvements, net              1,876         230
                                          -------     -------
                                           13,477      10,545
        Less accumulated depreciation       3,200       2,466
                                          -------     -------

        Total premises and equipment      $10,277     $ 8,079
                                          =======     =======


NOTE 5:  INTEREST-BEARING DEPOSITS

      Interest-bearing time deposits in denominations of $100,000 or more were $65,700,000 on December 31, 2002 and $56,248,000 on December 31, 2001.

      At December 31, 2002, the scheduled maturities of time deposits are as follows:


                             (dollars in thousands)
        2003                      $ 84,410
        2004                        29,364
        2005                        10,090
        2006                        15,345
        2007 and thereafter         30,434
                                  --------

                                  $169,643
                                  ========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 6:  OPERATING LEASES

      Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2004. Minimum future rentals receivable under noncancellable operating leases at December 31, 2002 are as follows:

                                        (dollars in thousands)
        2003                                    $138
        2004                                     143
                                                ----

        Future minimum lease receivable         $281
                                                ====

      The Company leases space from others under noncancellable operating leases expiring in various years through 2004. Consolidated rental and operating lease expenses were $236,000 in 2002, $82,000 in 2001 and $30,000 in 2000. Minimum
rental commitments payable under noncancellable operating leases at December 31, 2002 are as follows:


                                                    (dollars in thousands)
                  2003                                   $ 91
                  2004                                     32
                                                         ----

                  Future minimum lease payable           $123
                                                         ====


NOTE 7:  INCOME TAXES

      The provision for income taxes consists of the following:


                                      2002         2001         2000
                                    -------      -------      -------
                                          (dollars in thousands)
        Taxes currently payable     $ 3,666      $ 2,172      $ 1,800
        Deferred income taxes          (754)        (212)         (43)
                                    -------      -------      -------

                                    $ 2,912      $ 1,960      $ 1,757
                                    =======      =======      =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 7:  INCOME TAXES (CONTINUED)

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                  2002         2001         2000
                                                -------      -------      -------
                                                     (dollars in thousands)
        Computed at the statutory
             rate (34%)                         $ 2,825      $ 2,007      $ 1,780
        Increase (decrease) resulting from:
             Tax-exempt interest                   (235)        (248)        (242)
             Stock options                          (25)         (59)          (2)
             State income taxes                     293          194          128
             Other                                   54           66           93
                                                -------      -------      -------

        Actual tax provision                    $ 2,912      $ 1,960      $ 1,757
                                                =======      =======      =======

      The tax effects of temporary differences related to deferred taxes shown on the December 31, 2001 and 2000 consolidated balance sheets are as follows:

                                                                 2002         2001
                                                               -------      -------
                                                               (dollars in thousands)
        Deferred tax assets:
             Allowance for loan losses                         $ 2,028      $ 1,528
             Accrued compensated absences                           58           47
             Mark to market - Mortgage loans held for sale         390           --
                                                               -------      -------
                                                                 2,476        1,575
                                                               -------      -------

        Deferred tax liabilities:
             Accumulated depreciation                             (184)         (52)
             Accumulated appreciation on available-for-
               sale securities                                    (523)        (553)
             Other                                                 (81)         (66)
                                                               -------      -------
                                                                  (788)        (671)
                                                               -------      -------

                        Net deferred tax asset                 $ 1,688      $   904
                                                               =======      =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 8:  SHORT-TERM DEBT

      Short-term debt at December 31, 2002 and 2001 consisted of the following components:

                                                 2002        2001
                                               -------     ---------
                                               (dollars in thousands)
        Federal Home Loan Bank advance (A)     $35,000     $      --
                                               -------     ---------

        Total short-term debt                  $35,000     $      --
                                               =======     =========

            (A) Payable on demand; collateralized by various assets including mortgage-backed loans and securities. The variable interest rate was 1.28% on December 31, 2002.

NOTE 9:  LONG TERM DEBT

      Long-term debt at December 31, 2002 and 2001 consisted of the following components:

                                                  2002        2001
                                                -------     -------
                                               (dollars in thousands)
        Note payable - other (A)                $ 1,456     $ 1,618
        Note payable - bank (B)                   4,095       2,000
        Federal Home Loan Bank advances (C)      52,500      32,500
                                                -------     -------

        Total long-term debt                    $58,051     $36,118
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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 9:  LONG TERM DEBT (CONTINUED)

      Aggregate annual maturities of long-term debt at December 31, 2002 are as follows:

                               (dollars in thousands)
                2003                $ 4,270
                2004                    188
                2005                    203
                2006                    219
                2007                 20,236
                Thereafter           32,935
                                    -------

                                    $58,051
                                    =======


NOTE 10:  TRUST PREFERRED SECURITIES

      On July 21, 2000, BVBC Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $11,500,000 of 10.375% trust preferred securities. The Trust is a 100% owned finance subsidiary of the Company. The Trust also issued $355,672 of common securities to the Company and used the total proceeds of $11,855,672 from the offering to purchase $11,855,672 in principal amount of 10.375% junior subordinated debentures of the Company due September 30, 2030. Payments to the Company on the common securities are subordinated to the trust preferred securities in the event of a default on the junior subordinated debentures. The Company paid all underwriting discounts and other operating expenses related to the offering and received net proceeds of $10,578,000. The junior subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. Redemption of the trust preferred securities is mandatory upon the maturity of the junior subordinated debentures or earlier as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2005, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The Company has fully and unconditionally guaranteed the Trust's obligations under the trust preferred securities on a subordinated basis to the extent that the funds are held by the Trust. The trust preferred securities meet the criteria to be considered regulatory capital.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 11:  REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                          To Be Well Capitalized
                                                                            For Capital                  Under Prompt Corrective
                                                Actual                   Adequacy Purposes                  Action Provisions
                                                ------                   -----------------                  -----------------
                                         Amount          Ratio          Amount           Ratio            Amount          Ratio
                                       ===========     =========      ===========     ===========      ===========     ===========
         AS OF DECEMBER 31, 2002:                                   (dollars in thousands)
         Total Capital
         (to Risk Weighted Assets)
                    Consolidated       $    49,949         10.13%     $    39,434            8.00%             N/A
                                       ===========     =========      ===========         =======
                    Bank Only          $    49,128         10.12%     $    38,840            8.00%     $    48,550         10.00%
                                       ===========     =========      ===========         =======      ===========       =======

         Tier 1 Capital
         (to Risk Weighted Assets)
                    Consolidated       $    43,465          8.82%     $    19,717            4.00%             N/A
                                       ===========     =========      ===========         =======
                    Bank Only          $    43,049          8.87%     $    19,420            4.00%     $    29,130          6.00%
                                       ===========     =========      ===========         =======      ===========       =======

         Tier 1 Capital
         (to Average Assets)
                    Consolidated       $    43,465          7.74%     $    22,471            4.00%             N/A
                                       ===========     =========      ===========         =======
                    Bank Only          $    43,049          7.79%     $    22,113            4.00%     $    27,642          5.00%
                                       ===========     =========      ===========         =======      ===========       =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 11:  REGULATORY MATTERS (CONTINUED)

                                                                                                    To Be Well Capitalized
                                                                           For Capital              Under Prompt Corrective
                                               Actual                   Adequacy Purposes              Action Provisions
                                               ------                   -----------------              -----------------
                                        Amount         Ratio            Amount        Ratio          Amount        Ratio
                                      ----------     ----------      ----------     ----------      --------     ---------
         AS OF DECEMBER 31, 2001:                                   (dollars in thousands)
        Total Capital
        (to Risk Weighted Assets)
                   Consolidated       $   42,763          10.69%     $   31,994           8.00%          N/A
                                      ==========     ==========      ==========     ==========
                   Bank Only          $   41,609          10.54%     $   31,586           8.00%     $ 39,483          10.00%
                                      ==========     ==========      ==========     ==========      ========     ==========

        Tier 1 Capital
        (to Risk Weighted Assets)

                   Consolidated       $   35,492           8.87%     $   15,997           4.00%          N/A
                                      ==========     ==========      ==========     ==========
                   Bank Only          $   36,669           9.29%     $   15,793           4.00%     $ 23,690           6.00%
                                      ==========     ==========      ==========     ==========      ========     ==========

        Tier 1 Capital
        (to Average Assets)

                   Consolidated       $   35,492           7.17%     $   19,812           4.00%          N/A
                                      ==========     ==========      ==========     ==========
                   Bank Only          $   36,669           7.48%     $   19,612           4.00%     $ 24,515           5.00%
                                      ==========     ==========      ==========     ==========      ========     ==========


      The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2002, approximately $10,288,000 of retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 12:  TRANSACTIONS WITH RELATED PARTIES

      At December 31, 2002 and 2001, the Company had loans outstanding to executive officers, directors and to companies in which the Bank's executive officers or directors were principal owners, in the amounts of $8,083,000 and $10,133,000, respectively. Related party transactions for 2002 and 2001 were as follows:

                                               2002         2001
                                             --------      -------
                                             (dollars in thousands)
        Balance, beginning of year           $ 10,133      $ 2,128
        New loans                               4,351        8,301
        Repayments and reclassifications       (6,401)        (296)
                                             --------      -------

        Balance, end of year                 $  8,083      $10,133
                                             ========      =======

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 13:  PROFIT SHARING PLAN

      The Company's profit sharing plan covers substantially all employees. Contributions to the plan are determined annually by the Board of Directors, and participant interests are vested over a period from two to six years of service. Employer contributions charged to expense for 2002, 2001 and 2000 were $527,000, $292,000 and $271,000, respectively.

NOTE 14:  STOCK OPTIONS

      The Company has a fixed option plan under which the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2002, the Company had 55,434 options available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years.

      A summary of the status of the plan at December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented below:


                                                     2002                    2001                     2000
                                           ----------------------    ---------------------    ---------------------
                                                          Weighted                Weighted                 Weighted
                                                          Average                  Average                  Average
                                                         Exercise                 Exercise                 Exercise
                                            Shares         Price      Shares       Price       Shares       Price
                                           ---------     --------    --------     --------    --------     --------
        Outstanding, beginning of year       235,760     $  14.77     224,716     $  12.86     157,216     $  11.21
        Granted                               51,600        25.00      73,500        19.50      71,500        16.50
        Exercised                            (45,035)       14.25     (32,456)       11.70      (4,000)       12.81
        Forfeited                             (6,750)       17.94     (30,000)       15.37
                                            --------                 --------                 --------

        Outstanding, end of year             235,575     $  17.02     235,760        14.77    $224,716     $  12.86
                                            ========                 ========                 ========

        Options exercisable, end of year     172,525     $  15.26     171,760     $  13.44     150,216     $  11.57
                                            ========                 ========                 ========

      The weighted-average remaining contractual life at December 31, 2002 was
7.80 years. Exercise prices ranged from $3.75 to $25.00.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


 NOTE 15:  OTHER INCOME/EXPENSE

      Other operating expenses consist of the following:

                                2002       2001      2000
                                ----       ----      ----
                                 (dollars in thousands)
        Advertising           $  920     $  732     $  514
        Data processing          530        441        397
        Professional fees        628        379        289
        Other expense          3,500      2,521      2,113
                              ------     ------     ------

              Total           $5,578     $4,073     $3,313
                              ======     ======     ======

      Other income consists of the following:


                          2002     2001     2000
                          ----     ----     ----
                          (dollars in thousands)
        Rental income     $142     $140     $170
        Other income       139       63      114
                          ----     ----     ----

              Total       $281     $203     $284
                          ====     ====     ====


                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 16:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

      For these short-term instruments, the carrying amount approximates fair value.

AVAILABLE-FOR-SALE SECURITIES

      Fair values for available-for-sale securities, which also are the amounts recognized in the consolidated balance sheets, equal quoted market prices if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

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

BALANCE DUE UNDER U.S. TREASURY NOTE OPTION

      The fair value of the balance due under U.S. Treasury note option is the amount payable at the reporting date (i.e., their carrying amount).

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER LIABILITIES

      For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

      The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 16:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                      2002                      2001
                                                              ---------------------     ---------------------
                                                              Carrying       Fair       Carrying       Fair
                                                               Amount        Value       Amount        Value
                                                              --------     --------     --------     --------
      Financial assets:                                                     (dollars in thousands)
           Cash and cash equivalents                          $ 27,755     $ 27,755     $ 25,159     $ 25,159
           Available-for-sale securities                        61,364       61,364       77,676       77,676
           Mortgage loans held for sale                        119,272      119,269       41,853       41,862
           Interest receivable                                   2,014        2,014        2,513        2,513
           Loans, net of allowance for loan losses             373,168      377,958      328,808      335,539

      Financial liabilities:
           Deposits                                            423,787      426,827      394,245      394,740
           Balance due under U.S. Treasury note option           3,142        3,142          383          383
           Securities sold under agreements to repurchase       33,688       33,688       17,173       17,173
           Short-term debt                                      35,000       35,000           --           --
           Long-term debt                                       58,051       60,957       36,118       36,094
           Guaranteed preferred beneficial interest in
                 Company's subordinated debt                    11,500       13,402       11,500       12,734
           Interest payable                                        911          911        1,484        1,484

      Unrecognized financial instruments
           (net of amortization):
              Commitments to extend credit                          --           --           --           --
              Letters of credit                                     --           --           --           --
              Lines of credit                                       --           --           --           --
              Forward commitments                                   --           --           --           --


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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 17:  COMMITMENTS AND CREDIT RISKS (CONTINUED)

      At December 31, 2002 and 2001, the Company had outstanding commitments to originate loans aggregating approximately $24,836,000 and $46,467,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,211,000 and $1,110,000 at December 31, 2002 and 2001, respectively, with the remainder at floating market rates.

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

      Total mortgage loans in the process of origination amounted to $126,471,000 and $84,280,000 and mortgage loans held for sale amounted to $119,272,000 and $41,853,000 at December 31, 2002 and 2001, respectively.
Related forward commitments to sell mortgage loans amounted to approximately $245,743,000 and $126,133,000 at December 31, 2002 and 2001, respectively.
Mortgage loans in the process of origination represent commitments to originate loans at fixed rates.

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

      The Company had total outstanding letters of credit amounting to $10,943,000 and $3,232,000 at December 31, 2002 and 2001, respectively.

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

      At December 31, 2002 and 2001, unused lines of credit borrowings aggregated approximately $113,709,000 and $112,428,000, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 17:  COMMITMENTS AND CREDIT RISKS (CONTINUED)

      Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2002 and 2001, federal funds sold totaling $0 and $5,000,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $5,000,000 at December 31, 2001.

NOTE 18:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1:
Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

                                                        2002                                              2001
                                        ------------------------------------------    --------------------------------------------
                                         FOURTH     THIRD      SECOND      FIRST       FOURTH      THIRD       SECOND      FIRST
                                        QUARTER    QUARTER    QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                        --------   --------   --------    --------    --------    --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
       Net interest income after
            provision for loan losses   $  3,295   $  3,552   $  3,322    $  3,244    $  3,063    $  3,184    $  3,051    $  3,144
       Noninterest income                  6,196      5,312      3,931       3,572       4,197       2,586       1,585         898
       Noninterest expense                 7,323      6,316      5,437       5,040       4,829       4,184       3,517       3,180
                                        --------   --------   --------    --------    --------    --------    --------    --------

Income before income taxes                 2,168      2,548      1,816       1,776       2,431       1,586       1,119         767
Income taxes                                 769        892        635         616         805         544         356         255
                                        --------   --------   --------    --------    --------    --------    --------    --------

       Net income                       $  1,399   $  1,656   $  1,181    $  1,160    $  1,626    $  1,042    $    763    $    512
                                        ========   ========   ========    ========    ========    ========    ========    ========

Net Income per Share Data
       Basic                            $   0.64   $   0.76   $   0.54    $   0.53    $   0.75    $   0.48    $   0.35    $   0.24
                                        ========   ========   ========    ========    ========    ========    ========    ========
       Diluted                          $   0.61   $   0.74   $   0.53    $   0.52    $   0.72    $   0.47    $   0.35    $   0.23
                                        ========   ========   ========    ========    ========    ========    ========    ========

Balance Sheet
       Total assets                     $605,183   $559,105   $534,767    $529,923    $492,023    $479,062    $451,065    $440,779
       Total loans, net                  373,168    351,943    341,386     331,035     328,808     315,480     309,906     294,306
       Shareholders' equity               34,344     32,663     30,891      29,342      28,525      27,340      25,791      24,874

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 20:  NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board recently issued its Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This new Interpretation requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at is inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Bank are principally in the form of letters of credit as discussed in Note 17 to the consolidated financial statements. We do not anticipate that initial adoption of the Interpretation will have a material impact on the Company's financial statements. The Company's application of the Interpretation to guarantees issued or modified after December 31, 2002, will, if material, result in recognition of a liability for such guarantees, as well as recognition of fee revenue from them over the period of time the guarantees are outstanding.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 21:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                                    2002        2001
                                                                   -------    -------
                                                                     (In thousands)
ASSETS
      Cash and cash equivalents                                    $   330    $   301
      Investments in subsidiaries:
           Bank of Blue Valley                                      45,114     38,933
           Blue Valley Building Corp.                                4,075      1,978
           BVBC Capital Trust I                                        356        356
      Loans                                                             --         --
      Other assets                                                   1,844      1,444
                                                                   -------    -------

                Total Assets                                       $51,719    $43,012
                                                                   =======    =======

LIABILITIES
      Long-term debt                                               $ 4,095    $ 2,000
      Guaranteed preferred beneficial interest in
             Company's subordinated debt                            11,856     11,856
      Other liabilities                                              1,424        631
                                                                   -------    -------
                Total Liabilities                                   17,375     14,487
                                                                   -------    -------

STOCKHOLDERS' EQUITY
      Common stock                                                   2,223      2,175
      Additional paid-in capital                                     6,284      5,641
      Undivided profits                                             25,052     19,878
      Unrealized appreciation on available-for-sale securities,
           net of income taxes of $523 and $553 at 2002
           and 2001, respectively                                      785        831
                                                                   -------    -------
                Total Stockholders' Equity                          34,344     28,525
                                                                   -------    -------

                Total Liabilities and Stockholders' Equity         $51,719    $43,012
                                                                   =======    =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 21:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                             2002        2001        2000
                                                           -------     -------     -------
                                                                    (In thousands)
Income
      Dividends from subsidiaries                          $   137     $    37     $   616
      Other income                                               3          29          30
                                                           -------     -------     -------
                                                               140          66         646

Expenses                                                     1,588       1,375         918
                                                           -------     -------     -------

Income (loss) before income taxes and equity in
      undistributed net income of subsidiaries              (1,448)     (1,309)       (272)
Credit for income taxes                                       (539)       (446)       (297)
                                                           -------     -------     -------

Income (loss) before equity in undistributed net income
      of subsidiaries                                         (909)       (863)         25
Equity in undistributed net income of subsidiaries           6,305       4,806       3,452
                                                           -------     -------     -------

Net income                                                 $ 5,396     $ 3,943     $ 3,477
                                                           =======     =======     =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 21: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002        2001        2000
                                                             -------     -------     --------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                             $ 5,396     $ 3,943     $  3,477
      Items not requiring (providing) cash:
           Deferred income taxes                                 539         181         (297)
           Equity in undistributed income of subsidiaries     (6,305)     (4,806)      (3,452)
      Changes in:

           Other assets                                         (940)        (80)          (1)
           Other liabilities                                     571         (50)         240
                                                             -------     -------     --------
                Net cash used in operating activities           (739)       (812)         (33)
                                                             -------     -------     --------

CASH FLOW FROM INVESTING ACTIVITIES
      Capital contributed to subsidiary                       (2,018)     (2,875)      (2,000)
      Net collections of loans                                    --         300           --
                                                             -------     -------     --------
                Net cash used in investing activities         (2,018)     (2,575)      (2,000)
                                                             -------     -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayments of long-term debt                                --          --       (7,450)
      Proceeds from long-term debt                             2,095       2,000           --
      Net proceeds from guaranteed preferred beneficial
           interest in Company's subordinated debt                --          --       10,587
      Proceeds from sale of common stock                         691         397           51
                                                             -------     -------     --------
                Net cash provided by financing activities      2,786       2,397        3,188
                                                             -------     -------     --------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                            29        (990)       1,155

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                          301       1,291          136
                                                             -------     -------     --------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                            $   330     $   301     $  1,291
                                                             =======     =======     ========