Form 10-Q
period 2003-03-31
BLUE VALLEY BAN CORP
filed 2003-05-13
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

       Registrant's telephone number, including area code: (913) 338-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                           Name of each exchange on which registered
-------------------                                           -----------------------------------------
Guarantee with respect to the Trust Preferred                 American Stock Exchange
Securities, $8.00 par value, of BVBC Capital
Trust I

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark whether the registrant is an accelerated filer. Yes [ ] No [X]

     As of March 31, 2003 the registrant had 2,235,736 shares of Common Stock ($1.00 par value) outstanding, of which 1,202,853 shares were held by non-affiliates. The aggregate market value of the common shares of the registrant held by non-affiliates, computed based on the March 31, 2003 closing price of the stock, was approximately $29.5 million.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I.    FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS

        Independent Accountants' Report.....................................................................3

        Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002......................4

        Consolidated Statements of Income (unaudited) -
          three months ended March 31, 2003 and 2002........................................................6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          three months ended March 31, 2003 and 2002 .......................................................7

        Consolidated Statements of Cash Flows (unaudited) -
          three months ended March 31, 2003 and 2002........................................................8

        Notes to Consolidated Financial Statements (unaudited) -
          three months ended March 31, 2003 and 2002........................................................9


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...........................................................................12


    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................21



    ITEM 4.  CONTROLS AND PROCEDURES.......................................................................23



PART II.    OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS.............................................................................24



    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................24



    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................24



    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................24



    ITEM 5.  OTHER INFORMATION.............................................................................24



    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................24

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the consolidated balance sheet of Blue Valley Ban Corp as of March 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/ BKD, LLP

Kansas City, Missouri
April 25, 2003

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                    (dollars in thousands, except share data)


ASSETS


                                                                MARCH 31,      DECEMBER 31,
                                                                  2003             2002
                                                              ------------     ------------
                                                               (Unaudited)
Cash and due from banks                                       $     27,777     $     27,755
Federal funds sold                                                   8,000               --
                                                              ------------     ------------
       Cash and cash equivalents                                    35,777           27,755

Available-for-sale securities                                       62,840           61,364
Mortgage loans held for sale                                        66,007          119,272

Loans, net of allowance for loan losses of $7,454
  and $6,914 in 2003 and 2002, respectively                        396,531          373,168

Premises and equipment                                              15,903           10,277
Foreclosed assets held for sale, net                                   553              614
Interest receivable                                                  2,072            2,014
Deferred income taxes                                                1,755            1,688
Prepaid expenses and other assets                                    2,769            2,541
Federal Home Loan Bank stock, Federal Reserve Bank stock,
  and other securities                                               5,959            5,209
Core deposit intangible asset, at amortized cost                     1,243            1,281
                                                              ------------     ------------

       Total assets                                           $    591,409     $    605,183
                                                              ============     ============



See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2003             2002
                                                                        ------------     ------------
                                                                        (Unaudited)
LIABILITIES
    Deposits
       Demand                                                           $     95,013     $     86,591
       Savings, NOW and money market                                         161,913          167,553
       Time                                                                  192,301          169,643
                                                                        ------------     ------------
           Total deposits                                                    449,227          423,787

    Federal funds purchased and securities sold under agreements to
      repurchase                                                              25,661           33,688
    Short-term debt                                                               --           35,000
    Long-term debt                                                            63,208           58,051

    Guaranteed preferred beneficial interest in Company's
       subordinated debt                                                      11,500           11,500
    Balance due under U.S. Treasury note option                                  335            3,142
    Accrued interest and other liabilities                                     5,230            5,671
                                                                        ------------     ------------

           Total liabilities                                                 555,161          570,839
                                                                        ------------     ------------

STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued and outstanding
          2003 - 2,235,736 shares; 2002 - 2,222,711                            2,236            2,223
    Additional paid-in capital                                                 6,499            6,284
    Retained earnings                                                         26,828           25,052
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $457 in 2003 and $523 in 2002                   685              785
                                                                        ------------     ------------

           Total stockholders' equity                                         36,248           34,344
                                                                        ------------     ------------

           Total liabilities and stockholders' equity                   $    591,409     $    605,183
                                                                        ============     ============



See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         2003             2002
                                                                     ------------     ------------
                                                                      (Unaudited)     (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                       $      7,047     $      6,586
    Federal funds sold                                                          6               16
    Available-for-sale securities                                             582            1,016
                                                                     ------------     ------------
           Total interest income                                            7,635            7,618
                                                                     ------------     ------------

INTEREST EXPENSE
    Interest-bearing demand deposits                                           41               95
    Savings and money market deposit accounts                                 401              803
    Other time deposits                                                     1,715            2,048
    Federal funds purchased and securities sold under repurchase
      agreements                                                               42               40
    Long-term debt and advances                                               953              788
                                                                     ------------     ------------
           Total interest expense                                           3,152            3,774
                                                                     ------------     ------------

NET INTEREST INCOME                                                         4,483            3,844

PROVISION FOR LOAN LOSSES                                                     600              600
                                                                     ------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         3,883            3,244
                                                                     ------------     ------------

NONINTEREST INCOME
    Loans held for sale fee income                                          5,104            3,008
    Service fees                                                              518              435
    Other income                                                               76              129
                                                                     ------------     ------------
           Total noninterest income                                         5,698            3,572
                                                                     ------------     ------------

NONINTEREST EXPENSE
    Salaries and employee benefits                                          4,672            3,319
    Net occupancy expense                                                     658              450
    Other operating expense                                                 1,482            1,271
                                                                     ------------     ------------
           Total noninterest expense                                        6,812            5,040
                                                                     ------------     ------------

INCOME BEFORE INCOME TAXES                                                  2,769            1,776

PROVISION FOR INCOME TAXES                                                    993              616
                                                                     ------------     ------------

NET INCOME                                                           $      1,776     $      1,160
                                                                     ============     ============

BASIC EARNINGS PER SHARE                                             $       0.80     $       0.53
                                                                     ============     ============
DILUTED EARNINGS PER SHARE                                           $       0.77     $       0.52
                                                                     ============     ============



See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                                                    ACCUMULATED
                                                                    ADDITIONAL                        OTHER
                                  COMPREHENSIVE        COMMON        PAID-IN        RETAINED       COMPREHENSIVE
                                     INCOME            STOCK         CAPITAL        EARNINGS          INCOME            TOTAL
                                  -------------      ----------     ----------     ----------      -------------      ---------
BALANCE, DECEMBER 31, 2001                           $    2,175     $    5,641     $   19,878      $         831      $  28,525

    Issuance of 1,500 shares
      of common stock                                         2             28             --                 --             30
    Net income                    $       1,160              --             --          1,160                 --          1,160
    Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $(248)               (373)             --             --             --               (373)          (373)
                                  -------------      ----------     ----------     ----------      -------------      ---------
BALANCE, MARCH 31, 2002           $         787      $    2,177     $    5,669     $   21,038      $         458      $  29,342
                                  =============      ==========     ==========     ==========      =============      =========

    Issuance of 46,035 shares
      of common stock                                        46            615             --                 --            661
    Net income                    $       4,236              --             --          4,236                 --          4,236
    Dividends on common stock
      ($0.10 per share)                                                                  (222)                             (222)
    Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $218                  327              --             --             --                327            327
                                  -------------      ----------     ----------     ----------      -------------      ---------

BALANCE, DECEMBER 31, 2002        $       4,563      $    2,223     $    6,284     $   25,052      $         785      $  34,344
                                  =============      ==========     ==========     ==========      =============      =========

    Issuance of 13,025 shares
      of common stock                                        13            215             --                 --            228
    Net income                    $       1,776              --             --          1,776                 --          1,776
    Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $(67)                (100)             --             --             --               (100)          (100)
                                  -------------      ----------     ----------     ----------      -------------      ---------
BALANCE, MARCH 31, 2003           $       1,676      $    2,236     $    6,499     $   26,828      $         685      $  36,248
                                  =============      ==========     ==========     ==========      =============      =========


RECLASSIFICATION DISCLOSURE:                                          March 31,       December 31,        March 31,
                                                                        2003              2002              2002
                                                                    ------------      ------------      ------------
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(67), $47, and
  $(232) for the periods ended March 31, 2003, December
  31, 2002 and March 31, 2002, respectively                         $       (100)     $         70      $       (349)
Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0, $77 and $(16)
  for the periods ended March 31, 2003, December 31,
  2002 and March 31, 2002, respectively                                       --              (116)              (24)
                                                                    ------------      ------------      ------------
Change in unrealized appreciation on available-for-sale
  securities, net of income taxes (credit) of $(67), $(30), and
  $(248) for the periods ended March 31, 2003, December
  31, 2002 and March 31, 2002, respectively                         $       (100)     $        (46)     $       (373)
                                                                    ============      ============      ============



See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                        MARCH 31, 2003      MARCH 31, 2002
                                                                        --------------      --------------
                                                                         (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $        1,776      $        1,160
    Adjustments to reconcile net income to net cash flow from
       operating activities:
       Depreciation and amortization                                               335                 224
       Amortization of premiums and discounts on securities                          4                  14
       Provision for loan losses                                                   600                 600
       Deferred income taxes                                                        --                 (53)
       Net gain on sales of available-for-sale securities                           --                 (40)
       Net loss on sale of foreclosed assets                                         3                  19
       Net loss on sale of premises and equipment                                   --                  10
       Originations of loans held for sale                                    (369,376)           (278,109)
       Proceeds from the sale of loans held for sale                           422,640             262,378
    Changes in
       Accrued interest receivable                                                 (59)                104
       Prepaid expenses and other assets                                          (312)               (411)
       Accrued interest payable and other liabilities                             (441)               (266)
                                                                        --------------      --------------
           Net cash provided by (used in) operating activities                  55,170             (14,370)
                                                                        --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                  (23,996)             (4,078)
    Proceeds from sales of loan participations                                      --               1,015
    Purchase of premises and equipment                                          (5,839)               (250)
    Proceeds from the sale of foreclosed assets                                     92                  78
    Proceeds from the sale of premises and equipment                                --                  12
    Proceeds from sales of available-for-sale securities                            --               5,035
    Proceeds from maturities of available-for-sale securities                   23,350               6,005
    Purchases of available-for-sale securities                                 (24,997)                 --
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                 (750)               (875)
                                                                        --------------      --------------
           Net cash provided by (used in) investing activities                 (32,140)              6,942
                                                                        --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, money market, NOW
      and savings accounts                                                       2,783              18,016
    Net increase in certificates of deposit                                     22,658              20,965
    Repayments of long-term debt                                                  (168)                (40)
    Proceeds from long-term debt                                                 5,325                  --
    Net payments on short-term debt                                            (35,000)                 --
    Proceeds from sale of common stock                                             228                  30
    Net decrease in other borrowings                                            (8,027)             (4,260)
    Net increase (decrease) in balance due under U.S. Treasury note
      option                                                                    (2,807)              2,668
                                                                        --------------      --------------
           Net cash provided by (used in) financing activities                 (15,008)             37,379
                                                                        --------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            8,022              29,951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  27,755              25,159
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $       35,777      $       55,110
                                                                        ==============      ==============



See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 1: BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2003, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2003 and 2002, and are of a normal recurring nature.

         Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Form 10-K filed with the Securities and Exchange Commission.

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

         The computation of per share earnings for the three-months ended March 31, 2003 and 2002 is as follows:

                                                   MARCH 31, 2003     MARCH 31, 2002
                                                   --------------     --------------
                                                     (Unaudited)        (Unaudited)
                                                     (dollars in thousands, except
                                                       share and per share data)
Net income                                         $        1,776     $        1,160
                                                   ==============     ==============

Average common shares outstanding                       2,225,419          2,175,243
Average common share stock options outstanding             74,562             57,098
                                                   --------------     --------------

Average diluted common shares                           2,299,981          2,232,341
                                                   ==============     ==============

Basic earnings per share                           $         0.80     $         0.53
                                                   ==============     ==============
Diluted earnings per share                         $         0.77     $         0.52
                                                   ==============     ==============

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 3: LONG-TERM DEBT

         Long-term debt at March 31, 2003 and December 31, 2002, consisted of the following components:

                                          MARCH 31,      DECEMBER 31,
                                            2003             2002
                                        ------------     ------------
                                        (Unaudited)
                                               (in thousands)
Note payable - other (A)                $      1,413     $      1,456
Note payable - bank (B)                        4,070            4,095
Note payable - bank (C)                        5,225               --
Federal Home Loan Bank advances (D)           52,500           52,500
                                        ------------     ------------

       Total long-term debt             $     63,208     $     58,051
                                        ============     ============

(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents.

(B) Borrowing under $8 million revolving line of credit; interest only at the Fed Funds Rate + 1.68% due quarterly until December 2003, when the outstanding principal balance is due; collateralized by common stock of the Company's subsidiary bank. In February, 2003, the line of credit was amended and the available balance reduced from $10 million in conjunction with the execution of the term note discussed in note (C).

(C) Due in December 2012, payable in quarterly installments of principal plus interest at the Fed Funds Rate + 1.68%; collateralized by common stock of the Company's subsidiary bank.

(D) Due in 2007, 2008, 2010 and 2011; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.55% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2003, approximately $71,308,000 was available.

         Aggregate annual maturities of long-term debt at March 31, 2003 are as follows:

                                 (in thousands)
April 1 to December 31, 2003     $        4,502
2004                                        613
2005                                        653
2006                                        694
2007                                     20,736
Thereafter                               36,010
                                 --------------

                                 $       63,208
                                 ==============

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 4: ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the quarter, the Company issued no stock options; consequently, reported and pro forma net income were identical.

NOTE 5: SUBSEQUENT EVENT

         On April 10th, 2003, BVBC Capital Trust II ("the Trust"), a Delaware business trust formed by the Company, completed the sale of $7,500,000 of trust preferred securities. The Trust is a 100% owned finance subsidiary of the Company. The Trust also issued $232,000 of common securities to the Company and used the total proceeds of $7,732,000 from the offering to purchase $7,732,000 in principal amount of variable rate (LIBOR plus 3.25%) junior subordinated debentures of the Company due April 24, 2033. Securities issued by the Trust are subordinate to the $11,500,000 issued by BVBC Capital Trust I on July 21, 2000. The offering was a private placement that the Company intends to use to reduce existing debt and to fund additional growth.

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


GENERAL

    CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policies since December 31, 2002. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2002.


    RESULTS OF OPERATIONS

         Three months ended March 31, 2003 and 2002. Net income for the quarter ended March 31, 2003, was $1.8 million, compared to net income of $1.2 million for the quarter ended March 31, 2002, representing an increase of $616,000, or 53.10%. Diluted earnings per share increased 48.07% to $0.77 during the first quarter of 2003 from $0.52 in the same period of 2002. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2003 were 1.23% and 20.19%, compared to 0.92% and 16.11%, respectively, for the same period in 2002, increases of 33.69% and 25.32%, respectively. The principal contributing factors to our increase in net income from the prior year first quarter to the current year were an increase in non-interest income, specifically loans held for sale fee income and an increase in net interest income. The current low interest rate environment has resulted in continued strong demand

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         for residential mortgage loan originations as well as a decline in funding rates. The Company continues to capitalize on the mortgage resources put into place during 2001 and 2002.

         Fully tax equivalent (FTE) net interest income for the three-month period ended March 31, 2003 was $4.6 million, an increase of $628,000, or 15.96%, from $3.9 million for the three-month period ended March 31, 2002.

         FTE interest income for the current year first quarter was $7.7 million, with a slight increase of $6,000, or 0.07%, from $7.7 million in the prior year first quarter. FTE interest income remained constant due to an overall decrease in the yield on average earning assets offset by an increase in earning assets. The overall yield on average earning assets decreased by 84 basis points to 5.74% in the first quarter of 2003, compared to 6.58% in the prior year first quarter. Average earning asset volume increased from the first quarter of 2002 to the current period by $69.9 million, or 14.71% which offset the decrease in yield on interest-earning assets. The 84 basis point decrease in yield resulted primarily from decreases in market interest rates during 2002 and the impact of the low interest rates on new and repriced assets during 2002 and 2003.

         Interest expense for the current year first quarter was $3.2 million, a decrease of $622,000, or 16.49%, from $3.8 million in the prior year first quarter. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the first quarter of 2003. The primary cause for this decline was the overall decline in market interest rates and the impact of the low interest rates on new and repriced liabilities during 2002 and 2003. The rate paid on total average interest-bearing liabilities decreased to 2.76% during the quarter ended March 31, 2003 compared to 3.72% during the quarter ended March 31, 2002, a decrease of 96 basis points. Average interest-bearing deposits decreased slightly by $1.5 million, or 0.44% from the prior year and other interest-bearing liabilities increased by $53.1 million or 73.25% from the prior year, mainly in the form of FHLB borrowings, Federal Funds purchased, securities sold under agreements to repurchase and notes payable. The increase in volume partially offset the decrease in rate.

         Average Balance Sheets. The following table sets forth, for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of FTE interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                               Three Months Ended March 31,
                                                          ------------------------------------------------------------------
                                                                        2003                              2002
                                                          -------------------------------    -------------------------------
                                                                                 Average                            Average
                                                          Average                 Yield/     Average                 Yield/
                                                          Balance     Interest     Rate      Balance     Interest     Rate
                                                          --------    --------   --------    --------    --------   --------
                                                                                (Dollars in thousands)
ASSETS
   Federal funds sold .................................   $  2,112    $      6       1.08%   $  5,422    $     16       1.20%
   Investment securities - taxable ....................     50,100         429       3.47      58,239         841       5.86
   Investment securities - non-taxable (1) ............     13,608         232       6.93      15,224         265       7.06
   Mortgage loans held for sale .......................     82,718       1,066       5.23      60,356         948       6.37
   Loans, net of unearned discount and fees ...........    396,090       5,981       6.12     335,520       5,638       6.81
                                                          --------    --------               --------    --------

     Total earning assets .............................    544,628       7,714       5.74     474,761       7,708       6.58
                                                          --------    --------               --------    --------

   Cash and due from banks - non-interest bearing .....     19,792                             20,985
   Allowance for possible loan losses .................     (7,211)                            (4,908)
   Premises and equipment, net ........................     15,793                              8,101
   Other assets .......................................     14,019                             11,144
                                                          --------                           --------

     Total assets .....................................   $587,021                           $510,083
                                                          ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts ...................   $ 25,172    $     41       0.67%   $ 28,083    $     95       1.37%
   Savings and money market deposits ..................    133,882         401       1.22     139,315         803       2.34
   Time deposits ......................................    178,581       1,715       3.89     171,708       2,048       4.84
                                                          --------    --------               --------    --------

     Total interest-bearing deposits ..................    337,635       2,157       2.59     339,106       2,946       3.52
                                                          --------    --------               --------    --------

   Short-term borrowings ..............................     54,890         191       1.41      24,906          87       1.42
   Long-term debt .....................................     70,719         804       4.61      47,592         741       6.31
                                                          --------    --------               --------    --------

     Total interest-bearing liabilities ...............    463,244       3,152       2.76     411,604       3,774       3.72
                                                          --------    --------               --------    --------

   Non-interest bearing deposits ......................     83,037                             65,748
   Other liabilities ..................................      5,058                              3,532
   Stockholders' equity ...............................     35,682                             29,199
                                                          --------                           --------

      Total liabilities and stockholders' equity ......   $587,021                           $510,083
                                                          ========                           ========

   Net interest income/spread .........................               $  4,562       2.98%               $  3,934       2.86%
                                                                      ========   ========                ========   ========

   Net interest margin ................................                              3.40%                              3.36%
                                                                                 ========                           ========

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                       THREE MONTHS ENDED MARCH 31,
                                                          2003 COMPARED TO 2002
                                                     --------------------------------
                                                      CHANGE      CHANGE
                                                      DUE TO      DUE TO       TOTAL
                                                       RATE       VOLUME      CHANGE
                                                     --------    --------    --------
                                                          (Dollars in thousands)
Federal funds sold ...............................   $     (2)   $     (8)   $    (10)
Investment securities - taxable ..................       (343)        (69)       (412)
Investment securities - non-taxable (1) ..........         (5)        (28)        (33)
Mortgage loans held for sale .....................       (168)        286         118
Loans, net of unearned discount ..................       (570)        913         343
                                                     --------    --------    --------
           Total interest income .................     (1,088)      1,094           6
                                                     --------    --------    --------
Interest-bearing demand accounts .................        (49)         (5)        (54)
Savings and money market deposits ................       (386)        (16)       (402)
Time deposits ....................................       (399)         66        (333)
Short-term borrowings ............................         (1)        105         104
Long-term debt ...................................       (198)        261          63
                                                     --------    --------    --------
           Total interest expense ................     (1,033)        411        (622)
                                                     --------    --------    --------
Net interest income ..............................   $    (55)   $    683    $    628
                                                     ========    ========    ========

----------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    PROVISION FOR LOAN LOSSES

         The provision for loan losses for the first quarter of 2003 was $600,000, compared to $600,000 for the same period of 2002. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is reviewed monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors.


    NON-INTEREST INCOME

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------
                                                             (In thousands)
Loans held for sale fee income ........................   $  5,104   $  3,008
NSF charges and service fees ..........................        290        252
Other service charges .................................        228        183
Realized gain on sales of investment securities .......         --         40
Other income ..........................................         76         89
                                                          --------   --------
      Total non-interest income .......................   $  5,698   $  3,572
                                                          ========   ========

         Non-interest income increased to $5.7 million, or 59.51%, during the three-month period ended March 31, 2003, from $3.6 million during the three-month period ended March 31, 2002. This increase is attributable primarily to increases in loans held for sale fee income of $2.1 million. During 2002, we experienced significant growth in our loans held for sale income due to the expansion of our internet mortgage capabilities concurrent with a relatively low-rate environment. Mortgage originations and refinancing, and the resultant revenue, have continued to flourish in the low interest rate environment which has persisted through the first quarter of 2003.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NON-INTEREST EXPENSE

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           -------------------
                                             2003       2002
                                           --------   --------
                                              (In thousands)
Salaries and employee benefits .........   $  4,672   $  3,319
Occupancy ..............................        658        450
FDIC and other insurance expense .......         61         69
General and administrative .............      1,421      1,202
                                           --------   --------
      Total non-interest expense .......   $  6,812   $  5,040
                                           ========   ========

         Non-interest expense increased to $6.8 million, or 35.15%, during the three-month period ended March 31, 2003, from $5.0 million in the prior year period. This increase is attributable to an increase in salaries and employee benefits expense of $1.4 million, occupancy expense of $208,000 and general and administrative expense of $219,000. Our salaries and employee benefits expense increased to $4.7 million during the first quarter of 2003 from $3.3 million during the prior year first quarter, an increase of 40.76%, due to increased volume-based incentive compensation in our mortgage production departments as well as additional staff hired to facilitate our growth. We had 263 full-time equivalent employees at March 31, 2003 as compared to 226 at March 31, 2002. Many areas of the Company added employees to manage growth and expansion.



FINANCIAL CONDITION

         Total assets for the Company at March 31, 2003, were $591.4 million, a decrease of $13.8 million, or 2.29%, compared to $605.2 million at December 31, 2002. Deposits and stockholders' equity at March 31, 2003, were $449.2 million and $36.2 million, respectively, compared with $423.8 million and $34.3 million, respectively, at December 31, 2002, increases of $25.4 million, or 5.99%, and $1.9 million, or 5.53%, respectively.

         Loans at March 31, 2003 totaled $404.0 million, reflecting an increase of $23.9 million, or 6.28%, compared to December 31, 2002. Deposit volume grew $25.4 million, or 5.99%, to $449.2 million at March 31, 2003 as compared to $423.8 million at December 31, 2002. The majority of the increase in volume was due to an increase in demand and time deposits. The loan to deposit ratio at March 31, 2003 was 89.93% compared to 89.69% at December 31, 2002.

         Mortgage loans held for sale at March 31, 2003 totaled $66.0 million, a decrease of $53.3 million, or 44.66%, compared to December 31, 2002. While the mortgage origination and refinancing boom experienced during 2002 continued into the first quarter of 2003, the Company's loans held for sale balance declined primarily due to mortgage interest rate fluctuations during the period. The Company's principal funding source for mortgage loans held for sale is short and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2003, approximately $71,308,000 million was available.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS

                                                                           AS OF
                                                      ------------------------------------------------
                                                        MARCH 31,         MARCH 31,       DECEMBER 31,
                                                          2003              2002              2002
                                                      ------------      ------------      ------------
                                                                   (Dollars in thousands)
REAL ESTATE LOANS:
    Past due 90 days or more                          $          4      $         --      $         54
    Nonaccrual                                                 175               585               582

INSTALLMENT LOANS:
    Past due 90 days or more                                    40                63                --
    Nonaccrual                                                  --                --                --

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                    10                --                23
    Nonaccrual                                                  --                --                --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                                 3,880                --                --
    Nonaccrual                                                 787               211               233

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                    --                --                 3
    Nonaccrual                                                 310               280               223

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER
  REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
    Past due 90 days or more                                    --                --                --
    Nonaccrual                                                  --                --                --
                                                      ------------      ------------      ------------
       Total non-performing loans                            5,206             1,139             1,118
FORECLOSED ASSETS HELD FOR SALE                                553               188               614
                                                      ------------      ------------      ------------
       Total non-performing assets                    $      5,759      $      1,327      $      1,732
                                                      ============      ============      ============

Total nonperforming loans to total loans                      1.31%             0.34%             0.29%
Total nonperforming loans to total assets                     0.88%             0.21%             0.18%
Allowance for loan losses to nonperforming loans            143.18%           439.24%           618.29%
Nonperforming assets to loans and foreclosed
   assets held for sale                                       1.45%             0.39%             0.46%

         As of March 31, 2003, non-performing loans equaled 1.31% of total loans, representing a substantial increase in non-performing loans from December 31, 2002. This increase was primarily due to one commercial credit relationship which became past due over 90 days in the first quarter of 2003. The Company had reserved for the estimated potential loss from this credit relationship when it was identified as impaired during the fourth quarter of 2002. The level of loans charged-off decreased during the first quarter of 2003, as evidenced by the decrease in our ratio of net charge-offs to average loans to 0.06% for the period ending March 31, 2003 as compared to 0.36% for the period ending December 31, 2002. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         losses in excess of its non-performing loans. As of March 31, 2003, our ratio of allowance for loan losses to non-performing loans was 143.18%.

         The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                          AS OF AND FOR THE
                                          ------------------------------------------------
                                          THREE MONTHS      THREE MONTHS
                                              ENDED             ENDED          YEAR ENDED
                                            MARCH 31,         MARCH 31,       DECEMBER 31,
                                              2003              2002              2002
                                          ------------      ------------      ------------
                                                       (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD            $      6,914      $      5,267      $      5,267

LOANS CHARGED OFF
    Commercial real estate                          --                70               323
    Residential real estate                         --                --                --
    Commercial                                      81               192               323
    Personal                                        26                15                66
    Home Equity                                     --                --                --
    Construction                                    --                --                --
    Leases                                          73               681               870
                                          ------------      ------------      ------------
        Total loans charged-off                    180               958             1,582
                                          ------------      ------------      ------------

RECOVERIES
    Commercial real estate                           5                --                 1
    Residential real estate                          1                --                --
    Commercial                                      41                32               123
    Personal                                         5                10                23
    Home Equity                                     --                --                --
    Construction                                    --                --                --
    Leases                                          68                52               162
                                          ------------      ------------      ------------
        Total recoveries                           120                94               309
                                          ------------      ------------      ------------

NET LOANS CHARGED OFF                               60               864             1,273

PROVISION FOR LOAN LOSSES                          600               600             2,920
                                          ------------      ------------      ------------

BALANCE AT END OF PERIOD                  $      7,454      $      5,003      $      6,914
                                          ============      ============      ============

LOANS OUTSTANDING
    Average                               $    396,090      $    335,520      $    349,879
    End of period                              403,985           336,038           380,082

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
  LOANS OUTSTANDING
    Average                                       1.88%             1.49%             1.98%
    End of period                                 1.85%             1.49%             1.82%

RATIO OF NET CHARGE-OFFS TO
    Average loans                                 0.06%             1.04%             0.36%
    End of period loans                           0.06%             1.04%             0.33%

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The allowance for loan losses as a percent of total loans increased slightly to 1.85% as of March 31, 2003, compared to 1.82% as of December 31, 2002. As of March 31, 2003, net charge-offs equaled 0.06% of average total loans on an annualized basis.

         Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 59.28% and 57.80% of our total assets at March 31, 2003, and December 31, 2002, respectively. Management has established internal guidelines to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at March 31, 2003, the Bank was within the established guidelines.

         At March 31, 2003, our total stockholders' equity was $36.2 million and our equity to asset ratio was 6.12%. At March 31, 2003, our Tier 1 capital ratio was 9.11% compared to 8.82% at December 31, 2002, while our total risk-based capital ratio was 10.36% compared to 10.13% at December 31, 2002. As of March 31, 2003, we had capital in excess of the requirements for a "well-capitalized" institution.

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

         We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2003 based on the indicated instantaneous and permanent changes in interest rates.

                                NET INTEREST           NET ECONOMIC
                                   INCOME                VALUE OF
CHANGES IN INTEREST RATES     (NEXT 12 MONTHS)        EQUITY AT RISK
-------------------------     ----------------       ----------------
300 basis point rise                     31.16%                  5.65%
200 basis point rise                     21.07%                  4.38%
100 basis point rise                     11.12%                  2.90%
Base Rate Scenario                          --                     --
25 basis point decline                   (3.90)%                (1.01)%
50 basis point decline                   (7.51)%                (2.01)%
100 basis point decline                 (13.99)%                (4.07)%

         The above table indicates that, at March 31, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

         The table also indicates that, at March 31, 2003, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 100 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

           11.  Computation of Earnings Per Share. Please see p. 9.

           15.  Letter regarding Unaudited Interim Financial Information

           99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

           99.2 Certification of the Treasurer pursuant to 18 U.S.C. Section
                1350

         REPORTS ON FORM 8-K

           Blue Valley filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BLUE VALLEY BAN CORP


         Date: May 12, 2003                 By: /s/ Robert D. Regnier
                                                --------------------------------
                                                Robert D. Regnier, President and
                                                Chief Executive Officer



         Date: May 12, 2003                 By: /s/ Mark A. Fortino
                                                --------------------------------
                                                Mark A. Fortino, Treasurer

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

May 12, 2003

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

         /s/ Mark A. Fortino
         -------------------
         Mark A. Fortino,
         Treasurer
         (Chief Financial Officer)