Form 10-Q
period 2003-06-30
BLUE VALLEY BAN CORP
filed 2003-08-14
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Guarantee with respect to the          American Stock Exchange
Trust Preferred Securities,
$8.00 par value, of BVBC
Capital Trust I

        Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

         As of June 30, 2003 the registrant had 2,253,736 shares of Common Stock ($1.00 par value) outstanding, of which 1,202,853 shares were held by non-affiliates. The aggregate market value of the common shares of the registrant held by non-affiliates, computed based on the June 30, 2003 closing price of the stock, was approximately $33.7 million.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        Independent Accountants' Report.....................................................................3

        Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002.......................4

        Consolidated Statements of Income (unaudited) -
          three months and six months ended June 30, 2003 and 2002..........................................6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          six months ended June 30, 2003 and 2002 ..........................................................7

        Consolidated Statements of Cash Flows (unaudited) -
          six months ended June 30, 2003 and 2002...........................................................8

        Notes to Consolidated Financial Statements (unaudited) -
          six months ended June 30, 2003 and 2002...........................................................9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...........................................................................12

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................23

    ITEM 4.  CONTROLS AND PROCEDURES.......................................................................24

PART II.    OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.............................................................................25

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................25

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................25

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................25

    ITEM 5.  OTHER INFORMATION.............................................................................25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................26

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                                   /s/ BKD, LLP

Kansas City, Missouri
July 25, 2003

                              BLUE VALLEY BAN CORP
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2003 AND DECEMBER 31, 2002
                   (dollars in thousands, except share data)


ASSETS

                                                                                       DECEMBER 31,
                                                                     JUNE 30, 2003        2002
                                                                     -------------     ------------
                                                                      (Unaudited)
        Cash and due from banks                                         $ 26,447        $ 27,755
        Federal funds sold                                                    --              --
                                                                        --------        --------
               Cash and cash equivalents                                  26,447          27,755

        Available-for-sale securities                                     62,805          61,364
        Mortgage loans held for sale                                     101,050         119,272

        Loans, net of allowance for loan losses of $7,876
          and $6,914 in 2003 and 2002, respectively                      406,954         373,168

        Premises and equipment                                            16,813          10,277
        Foreclosed assets held for sale, net                                 547             614
        Interest receivable                                                1,964           2,014
        Deferred income taxes                                              1,707           1,688
        Prepaid expenses and other assets                                  2,660           2,541
        Federal Home Loan Bank stock, Federal Reserve Bank stock
          and other securities                                             5,959           5,209
        Core deposit intangible asset, at amortized cost                   1,204           1,281
                                                                        --------        --------

               Total assets                                             $628,110        $605,183
                                                                        ========        ========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      DECEMBER 31,
                                                                      JUNE 30, 2003       2002
                                                                      -------------   ------------
                                                                      (Unaudited)
LIABILITIES
    Deposits
       Demand                                                           $ 89,674        $ 86,591
       Savings, NOW and money market                                     179,055         167,553
       Time                                                              201,645         169,643
                                                                        --------        --------
           Total deposits                                                470,374         423,787

    Federal funds purchased and securities sold under
      agreements to repurchase                                            24,203          33,688
    Short-term debt                                                           --          35,000
    Long-term debt                                                        68,995          58,051

    Guaranteed preferred beneficial interest in Company's
       subordinated debt                                                  19,000          11,500
    Balance due under U.S. Treasury note option                            3,410           3,142
    Accrued interest and other liabilities                                 3,786           5,671
                                                                        --------        --------

           Total liabilities                                             589,768         570,839
                                                                        --------        --------

STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued and outstanding
          2003 - 2,253,736 shares; 2002 - 2,222,711                        2,254           2,223
    Additional paid-in capital                                             6,875           6,284
    Retained earnings                                                     28,455          25,052
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $505 in 2003 and $523 in 2002               758             785
                                                                        --------        --------

           Total stockholders' equity                                     38,342          34,344
                                                                        --------        --------

           Total liabilities and stockholders' equity                   $628,110        $605,183
                                                                        ========        ========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (dollars in thousands, except share data)


                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   2003           2002           2003           2002
                                                -----------    ------------   -----------    -----------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
    INTEREST INCOME
        Interest and fees on loans                $ 7,285        $ 6,310        $14,332        $12,896
        Federal funds sold                              7            184             13            200
        Available-for-sale securities                 523            917          1,105          1,933
                                                  -------        -------        -------        -------
               Total interest income                7,815          7,411         15,450         15,029
                                                  -------        -------        -------        -------
    INTEREST EXPENSE
        Interest-bearing demand deposits               49             98             90            193
        Savings and money market deposit
          accounts                                    569            731            970          1,534
        Other time deposits                         1,753          1,970          3,467          4,018
        Federal funds purchased and
          securities sold under repurchase
          agreements                                   40             43             82             83
        Long-term debt and advances                 1,013            777          1,966          1,565
                                                  -------        -------        -------        -------
               Total interest expense               3,423          3,619          6,575          7,393
                                                  -------        -------        -------        -------

    NET INTEREST INCOME                             4,392          3,792          8,875          7,636

    PROVISION FOR LOAN LOSSES                         600            470          1,200          1,070
                                                  -------        -------        -------        -------
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                              3,792          3,322          7,675          6,566
                                                  -------        -------        -------        -------

    NONINTEREST INCOME
        Loans held for sale fee income              5,900          3,272         11,005          6,280
        Service fees                                  557            456          1,074            891
        Realized gain on sales of
          investment securities                        --            153             --            193
        Other income                                  149             50            225            139
                                                  -------        -------        -------        -------
               Total noninterest income             6,606          3,931         12,304          7,503
                                                  -------        -------        -------        -------

    NONINTEREST EXPENSE
        Salaries and employee benefits              5,405          3,755         10,077          7,074
        Net occupancy expense                         805            481          1,463            931
        Other operating expense                     1,648          1,201          3,130          2,472
                                                  -------        -------        -------        -------
               Total noninterest expense            7,858          5,437         14,670         10,477
                                                  -------        -------        -------        -------

    INCOME BEFORE INCOME TAXES                      2,540          1,816          5,309          3,592

    PROVISION FOR INCOME TAXES                        913            635          1,906          1,251
                                                  -------        -------        -------        -------

    NET INCOME                                    $ 1,627        $ 1,181        $ 3,403        $ 2,341
                                                  =======        =======        =======        =======

    BASIC EARNINGS PER SHARE                      $  0.73        $  0.54        $  1.53        $  1.08
                                                  =======        =======        =======        =======
    DILUTED EARNINGS PER SHARE                    $  0.71        $  0.53        $  1.48        $  1.05
                                                  =======        =======        =======        =======

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                                                       ACCUMULATED
                                                                       ADDITIONAL                         OTHER
                                     COMPREHENSIVE      COMMON          PAID-IN         RETAINED      COMPREHENSIVE
                                         INCOME          STOCK          CAPITAL         EARNINGS          INCOME           TOTAL
                                     -------------      --------       ----------       --------      -------------       --------
BALANCE, DECEMBER 31, 2001                                 2,175           5,641          19,878              831           28,525

   Issuance of 4,000 shares
      of common stock                         --               4              70              --               --               74
   Net income                              2,341              --              --           2,341               --            2,341
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of $(32)             (49)             --              --              --              (49)             (49)
                                        --------        --------        --------        --------         --------         --------
                                        $  2,292
                                        ========
 BALANCE, JUNE 30, 2002                                 $  2,179        $  5,711        $ 22,219         $    782         $ 30,891
                                                        ========        ========        ========         ========         ========

   Issuance of 43,535 shares
      of common stock                         --              44             573              --               --              617
   Net income                              3,055              --              --           3,055               --            3,055
   Dividends on common stock
      ($0.10 per share)                                                                     (222)                             (222)
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $2                       3              --              --              --                3                3
                                        --------        --------        --------        --------         --------         --------
                                        $  3,058
                                        ========
BALANCE, DECEMBER 31, 2002                              $  2,223        $  6,284        $ 25,052         $    785         $ 34,344
                                                        ========        ========        ========         ========         ========

   Issuance of 31,025 shares
      of common stock                         --              31             591              --               --              622
   Net income                              3,403              --              --           3,403               --            3,403
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of $(18)             (27)             --              --              --              (27)             (27)
                                        --------        --------        --------        --------         --------         --------
                                        $  3,376
                                        ========
 BALANCE, JUNE 30, 2003                                 $  2,254        $  6,875        $ 28,455         $    758         $ 38,342
                                                        ========        ========        ========         ========         ========

                                                                                     DECEMBER 31,
                                                                   JUNE 30, 2003         2002        JUNE 30, 2002
                                                                   -------------     ------------    -------------
RECLASSIFICATION DISCLOSURE
  Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(18), $47,
     and $45 for the periods ended June 30, 2003, December 31,
     2002 and June 30, 2002, respectively                             $    (27)        $      3        $     67

  Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0, $0, and $77 for
     the periods ended June 30, 2003, December 31, 2002 and
     June 30, 2002, respectively                                            --               --            (116)
                                                                      --------         --------        --------
  Change in unrealized appreciation on available-for-sale
     securities, net of income taxes (credit) of $(18), $2,
     and $(32) for the periods ended June 30, 2003,
     December 31, 2002 and June 30, 2002, respectively                $    (27)        $      3        $    (49)
                                                                      ========         ========        ========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                            JUNE 30, 2003      JUNE 30, 2002
                                                                            -------------      -------------
                                                                              (Unaudited)       (Unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                             $   3,403         $   2,341
        Adjustments to reconcile net income to net cash flow from
        operating activities:
           Depreciation and amortization                                             708               486
           Amortization of premiums and discounts on securities                       18                30
           Provision for loan losses                                               1,200             1,070
           Deferred income taxes                                                      (1)              (53)
           Net gain on sales of available-for-sale securities                         --              (193)
           Net loss on sale of foreclosed assets                                       5                30
           Net loss (gain) on sale of premises and equipment                         (18)               10
           Originations of loans held for sale                                  (857,343)         (494,792)
           Proceeds from the sale of loans held for sale                         875,565           503,746
        Changes in
           Accrued interest receivable                                                51               342
           Prepaid expenses and other assets                                        (275)             (485)
           Accrued interest payable and other liabilities                         (1,885)             (238)
                                                                               ---------         ---------
               Net cash provided by operating activities                          21,428            12,294
                                                                               ---------         ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Net originations of loans                                                (35,028)          (18,366)
        Proceeds from sales of loan participations                                    --             4,478
        Purchase of premises and equipment                                        (7,011)           (2,099)
        Proceeds from the sale of premises and equipment                              18                12
        Proceeds from the sale of foreclosed assets                                  104                85
        Proceeds from sales of available-for-sale securities                          --            13,183
        Proceeds from maturities of available-for-sale securities                 56,528            17,205
        Purchases of available-for-sale securities                               (58,032)          (15,000)
        Proceeds from the sale of Federal Home Loan Bank stock, Federal
          Reserve Bank stock, and other securities                                    --               893
        Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
          stock, and other securities                                               (750)             (875)
                                                                               ---------         ---------
               Net cash used in investing activities                             (44,171)             (484)
                                                                               ---------         ---------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in demand deposits, money market,
          NOW and savings accounts                                                14,584            16,244
        Net increase in time deposits                                             32,002            21,163
        Repayments of long-term debt                                              (4,381)              (80)
        Proceeds from long-term debt                                              15,325             1,645
        Net proceeds from guaranteed preferred beneficial interest in
          Company's subordinated debt                                              7,500                --
        Net payments on short-term debt                                          (35,000)               --
        Proceeds from sale of common stock                                           622                74
        Net decrease in other borrowings                                          (9,485)             (446)
        Net increase in balance due under U.S. Treasury note option                  268             2,090
                                                                               ---------         ---------
               Net cash provided by financing activities                          21,435            40,690
                                                                               ---------         ---------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,308)           52,500
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                27,755            25,159
                                                                               ---------         ---------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  26,447         $  77,659
                                                                               =========         =========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2003, and the consolidated results of its operations, stockholders' equity and cash flows for the periods ended June 30, 2003 and 2002, and are of a normal recurring nature.

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

        The computation of per share earnings for the six-months ended June 30, 2003 and 2002 is as follows:

                                                               JUNE 30, 2003      JUNE 30, 2002
                                                               -------------      -------------
                                                                 (Unaudited)       (Unaudited)

                                                                (amounts in thousands, except
                                                                  share and per share data)
           Net income                                            $    3,403        $    2,341
                                                                 ==========        ==========

           Average common shares outstanding                      2,230,606         2,177,013
           Average common share stock options outstanding            72,852            56,867
                                                                 ----------        ----------

           Average diluted common shares                          2,303,458         2,233,880
                                                                 ==========        ==========

           Basic earnings per share                              $     1.53        $     1.08
                                                                 ==========        ==========
           Diluted earnings per share                            $     1.48        $     1.05
                                                                 ==========        ==========

See Independent Accountants' Report

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 3:  LONG-TERM DEBT

        Long-term debt at June 30, 2003 and December 31, 2002, consisted of the following components:

                                                                   DECEMBER 31,
                                                   JUNE 30, 2003      2002
                                                   -------------   ------------
                                                    (Unaudited)
                                                         (in thousands)
           Note Payable - other (A)                   $ 1,370        $ 1,456
           Note Payable - bank (B)                         --          4,095
           Note Payable - bank (C)                      5,125             --
           Federal Home Loan Bank advances (D)         62,500         52,500
                                                      -------        -------

           Total long-term debt                       $68,995        $58,051
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

(D) Due in 2007, 2008, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.55% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2003, approximately $88,137,000 was available.


         Aggregate annual maturities of long-term debt at June 30, 2003 are as follows:

                                     (in thousands)
July 1 to December 31, 2003              $   289
                       2004                  613
                       2005                  653
                       2006                  694
                       2007               20,736
Thereafter                                46,010
                                         -------

                                         $68,995
                                         =======

See Independent Accountants' Report

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

NOTE 5:  TRUST PREFERRED SECURITIES

       On April 10th, 2003, BVBC Capital Trust II ("the Trust"), a Delaware business trust formed by the Company, completed the sale of $7,500,000 of trust preferred securities. The Trust is a 100% owned finance subsidiary of the Company. The Trust also issued $232,000 of common securities to the Company and used the total proceeds of $7,732,000 from the offering to purchase $7,732,000 in principal amount of variable rate (LIBOR plus 3.25%) junior subordinated debentures of the Company due April 24, 2033. The offering was a private placement that the Company used to reduce existing debt as well as fund additional growth. Securities issued by the Trust are subordinate to the $11,500,000 issued by BVBC Capital Trust I on July 21, 2000.

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

    RESULTS OF OPERATIONS

        Three months ended June 30, 2003 and 2002. Net income for the quarter ended June 30, 2003, was $1.6 million, compared to net income of $1.2 million for the quarter ended June 30, 2002, representing an increase of $446,000, or 37.76%. Diluted earnings per share increased 33.96% to $0.71 during the second quarter of 2003 from $0.53 in the same period of 2002. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended June 30, 2003 were 1.07% and 17.59%, compared to 0.90% and 16.43%, respectively, for the same period in 2002, increases of 18.88% and 7.06%, respectively.

        Six months ended June 30, 2003 and 2002. Net income for the six months ended June 30, 2003 was $3.4 million, compared to net income of $2.3 million for the six-month period ended June 30,

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         2002, representing an increase of $1.1 million, or 45.36%. Diluted earnings per share increased 40.95% to $1.48 during the six months ended June 30, 2003 from $1.05 in the same period of 2002. The Company's annualized return on average assets and average stockholders' equity for the six-month period ended June 30, 2003 were 1.15% and 18.86%, compared to 0.91% and 16.05%, respectively, for the same period in 2002, increases of 26.37% and 17.50%, respectively.

         The principal contributing factors to our increase in net income from the three and six months ended June 30, 2002 to the current year were an increase in non-interest income, specifically loans held for sale fee income, and an increase in net interest income, partially offset by an increase in non-interest expense. The current low interest rate environment resulted in continued strong demand for residential mortgage loan originations as well as a decline in funding rates. The Company continues to capitalize on the mortgage resources put into place during 2001 and 2002.


    NET INTEREST INCOME

         Fully tax equivalent (FTE) net interest income for the three-month period ended June 30, 2003 was $4.5 million, an increase of $590,000 or 15.21%, from $3.9 million for the three-month period ended June 30, 2002.

         FTE interest income for the current year second quarter was $7.9 million, an increase of $394,000, or 5.25%, from $7.5 million in the prior year second quarter. This increase was primarily a result of an overall increase in average earning assets. Average earning asset volume increased from the second quarter of 2002 to the current period by $83.2 million, or 17.10%. Partially offsetting the increase in average earning assets was a decline in yield on interest-earning assets. The yield on average earning assets declined 63 basis points to 5.55% in the second quarter of 2003, compared to 6.18% in the prior year second quarter. The 63 basis point decrease in yield resulted primarily from decreases in market interest rates during 2002 and the impact of the low interest rates on new and repriced assets during 2002 and 2003.

         Interest expense for the current year second quarter was $3.4 million, a decrease of $196,000, or 5.42%, from $3.6 million in the prior year second quarter. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the second quarter of 2003. The primary cause for this decline was the overall decline in market interest rates and the impact of the low interest rates on new and repriced liabilities during 2002 and 2003. The rate paid on total average interest-bearing liabilities decreased to 2.80% during the quarter ended June 30, 2003 compared to 3.35% during the quarter ended June 30, 2002, a decrease of 55 basis points. Average interest-bearing deposits increased slightly by $2.3 million, or 0.61% from the prior year and other interest-bearing liabilities increased by $54.5 million or 84.0% from the prior year, mainly in the form of FHLB borrowings, guaranteed preferred beneficial interest in Company's subordinated debt, Federal Funds purchased, securities sold under agreements to repurchase and note payable. The increase in interest-bearing liability volume partially offset the decrease in rate.

         FTE net interest income for the six-month period ended June 30, 2003 was $9.0 million, an increase of $1.2 million or 15.58%, from $7.8 million for the six-month period ended June 30, 2002.

         FTE interest income for the six months ended June 30, 2003 was $15.6 million, a slight increase of $400,000, or 2.63%, from $15.2 million for the six months ended June 30, 2002. This increase was

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         primarily a result of an overall increase in average earning assets. Average earning asset volume increased from June 30, 2002 to the current period by $76.2 million, or 15.83%. Partially offsetting the increase in average earning assets was a decline in yield on interest-earning assets. The yield on average earning assets declined 72 basis points to 5.65% for the first six months of 2003, compared to 6.37% for the first six months of 2002. The 72 basis point decrease in yield resulted primarily from decreases in market interest rates during 2002 and the impact of the low interest rates on new and repriced assets during 2002 and 2003.

         Interest expense for the six-month period ended June 30, 2003 was $6.6 million, a decrease of $818,000, or 11.07%, from $7.4 million in the same period of the prior year. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the first six months of 2003. The primary cause for this decline was the overall decline in market interest rates and the impact of low interest rates on new and repriced liabilities during 2002 and 2003. The rate paid on total average interest-bearing liabilities decreased to 2.79% during the six-month period ended June 30, 2003 compared to 3.53% during the same period in 2002, a decrease of 74 basis points. Average interest-bearing deposits increased slightly by $592,000, or 0.16% from the prior year and other interest-bearing liabilities increased by $52.9 million or 77.21% from the prior year, mainly in the form of FHLB borrowings, guaranteed preferred beneficial interest in Company's subordinated debt, Federal Funds purchased, securities sold under agreements to repurchase and notes payable. The increase in interest-bearing liability volume partially offset the decrease in rate.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                           SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------------------------
                                                                2003                                       2002
                                                 ------------------------------------      ------------------------------------
                                                                              AVERAGE                                   AVERAGE
                                                  AVERAGE                      YIELD/       AVERAGE                      YIELD/
                                                  BALANCE        INTEREST       RATE        BALANCE        INTEREST       RATE
                                                 ---------       ---------      ----       ---------       ---------      ----
ASSETS
   Federal funds sold......................      $   2,520       $      13      1.04%      $  24,470       $     200      1.65%
   Investment securities - taxable.........         50,798             802      3.18          54,473           1,589      5.88
   Investment securities - non-taxable (1)          13,456             459      6.89          14,909             521      7.05
   Mortgage loans held for sale............         87,885           2,205      5.06          48,110           1,586      6.65
   Loans, net of unearned discount and fees        402,616          12,127      6.07         339,141          11,310      6.73
                                                 ---------       ---------                 ---------       ---------
     Total earning assets..................        557,275          15,606      5.65         481,103          15,206      6.37
                                                 ---------       ---------                 ---------       ---------
   Cash and due from banks - non-interest
     bearing...............................         19,810                                    23,825
   Allowance for possible loan losses......         (7,549)                                   (5,154)
   Premises and equipment, net.............         15,334                                     8,832
   Other assets............................         14,253                                    10,998
                                                 ---------                                 ---------
     Total assets..........................      $ 599,123                                 $ 519,604
                                                 =========                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts.........     $  27,296       $      90      0.67%      $  28,988       $     193      1.34%
   Savings and money market deposits........       139,028             970      1.41         147,176           1,534      2.10
   Time deposits............................       188,280           3,467      3.71         177,849           4,018      4.56
                                                 ---------       ---------                 ---------       ---------
     Total interest-bearing deposits........       354,605           4,527      2.57         354,013           5,745      3.27
                                                 ---------       ---------                 ---------       ---------
   Short-term borrowings....................        46,005             276      1.21          20,249             135      1.34
   Long-term debt...........................        75,440           1,772      4.74          48,283           1,513      6.32
                                                 ---------       ---------                 ---------       ---------
     Total interest-bearing liabilities.....       476,050           6,575      2.79         422,545           7,393      3.53
                                                 ---------       ---------                 ---------       ---------
   Non-interest bearing deposits............        81,795                                    64,099
   Other liabilities........................         4,902                                     3,551
   Stockholders' equity.....................        36,377                                    29,409
                                                 ---------                                 ---------
      Total liabilities and
       stockholders' equity.................     $ 599,123                                 $ 519,604
                                                 =========                                 =========
   Net interest income/spread...............                     $   9,031      2.86%                      $   7,813      2.84%
                                                                 =========      ====                       =========      ====
   Net interest margin......................                                    3.27%                                     3.27%

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                  SIX MONTHS ENDED JUNE 30,
                                                    2003 COMPARED TO 2002
                                             -----------------------------------
                                             CHANGE        CHANGE
                                             DUE TO        DUE TO         TOTAL
                                              RATE         VOLUME        CHANGE
                                             -------       -------       -------
                                                   (DOLLARS IN THOUSANDS)
Federal funds sold.........................  $   (74)      $  (113)      $  (187)
Investment securities - taxable............     (729)          (58)         (787)
Investment securities - non-taxable (1)....      (12)          (50)          (62)
Mortgage loans held for sale...............     (379)          998           619
Loans, net of unearned discount............   (1,095)        1,912           817
                                             -------       -------       -------
           Total interest income...........   (2,289)        2,689           400
                                             -------       -------       -------
Interest-bearing demand accounts...........      (97)           (6)         (103)
Savings and money market deposits..........     (507)          (57)         (564)
Time deposits..............................     (743)          192          (551)
Short-term borrowings......................      (13)          154           141
Long-term debt.............................     (380)          639           259
                                             -------       -------       -------
           Total interest expense..........   (1,740)          922          (818)
                                             -------       -------       -------
Net interest income........................  $  (549)      $ 1,767       $ 1,218
                                             =======       =======       =======

-----------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    PROVISION FOR LOAN LOSSES

        The provision for loan losses for the second quarter of 2003 was $600,000, compared to $470,000 for the same period of 2002. For the six-months ended June 30, 2003 and 2002, the provision was $1.2 and $1.1 million, respectively. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is reviewed monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors.


    NON-INTEREST INCOME

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 ------------------      -------------------
                                                  2003        2002         2003        2002
                                                 ------      ------      -------      ------
                                                                (IN THOUSANDS)
       Loans held for sale fee income .........  $5,900      $3,272      $11,005      $6,280
       NSF charges and service fees ...........     320         247          610         499
       Other service charges ..................     237         209          464         392
       Realized gain on sales of investment
         securities ...........................      --         153           --         193
       Other income ...........................     149          50          225         139
                                                 ------      ------      -------      ------
             Total non-interest income.........  $6,606      $3,931      $12,304      $7,503
                                                 ======      ======      =======      ======

        Non-interest income increased to $6.6 million, or 68.04%, during the three-month period ended June 30, 2003, from $3.9 million during the three-month period ended June 30, 2002. Non-interest income for the six-months ended June 30, 2003 was $12.3 million, an increase of $4.8 million, or 63.98%, from $7.5 million for the six-months ended June 30, 2002. These increases are attributable primarily to increases in loans held for sale fee income, though significant increases were also realized in NSF charges and service fees. Loans held for sale fee income increased $2.6 million, or 80.31%, and $4.7 million, or 75.23%, for the three-month and six-month periods ended June 30, 2003, respectively. During 2002, we experienced significant growth in our loans held for sale income due to the expansion of our mortgage operations concurrent with a relatively low interest rate environment. Mortgage originations and refinancing, and the resultant revenue, have continued to flourish in the low interest rate environment which has persisted through the second quarter of 2003.

    NON-INTEREST EXPENSE

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                      ------------------      --------------------
                                       2003        2002         2003         2002
                                      ------      ------      -------      -------
                                                    (IN THOUSANDS)
Salaries and employee benefits ....   $5,405      $3,755      $10,077      $ 7,074
Occupancy .........................      805         481        1,463          931
FDIC and other insurance expense ..       58          77          119          146
General and administrative ........    1,590       1,124        3,011        2,326
                                      ------      ------      -------      -------
      Total non-interest expense ..   $7,858      $5,437      $14,670      $10,477
                                      ======      ======      =======      =======

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Non-interest expense increased to $7.9 million, or 44.52%, during the three-month period ended June 30, 2003 and to $14.7 million, or 40.02%, during the six-month period ended June 30, 2003, from $5.4 million and $10.5 million in the prior year periods, respectively. These increases are attributable primarily to an increase in salaries and employee benefits expense which increased $1.7 million, or 43.94%, during the second quarter of 2003 and $3.0 million, or 42.45%, during the six-month period ended June 30, 2003, compared to the prior year periods. Salaries and employee benefits expense increased due to increased volume-based incentive compensation in our mortgage production departments as well as additional staff hired to facilitate our growth. We had 296 full-time equivalent employees at June 30, 2003 compared to 227 at June 30, 2002. Many areas of the Company added employees to manage growth and expansion.

    FINANCIAL CONDITION

        Total assets for the Company at June 30, 2003, were $628.1 million, an increase of $22.9 million, or 3.78%, compared to $605.2 million at December 31, 2002. Deposits and stockholders' equity at June 30, 2003, were $470.4 million and $38.3 million, respectively, compared with $423.8 million and $34.3 million, respectively, at December 31, 2002, increases of $46.6 million, or 10.99%, and $4.0 million, or 11.64%, respectively.

        Loans at June 30, 2003 totaled $414.8 million, reflecting an increase of $34.7 million, or 9.14%, compared to December 31, 2002. The loan to deposit ratio at June 30, 2003 was 88.12% compared to 89.69% at December 31, 2002.

        Mortgage loans held for sale at June 30, 2003 totaled $101.1 million, a decrease of $18.2 million, or 15.28% compared to December 31, 2002. The Company's principal funding source for mortgage loans held for sale is deposits and advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2003, approximately $88,137,000 million was available.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS

                                                                          AS OF
                                                          ------------------------------------
                                                               JUNE 30,           DECEMBER 31,
                                                           2003         2002         2002
                                                          ------       ------     ------------
                                                                (Dollars in thousands)
REAL ESTATE LOANS:
    Past due 90 days or more                              $1,060       $   15       $   54
    Nonaccrual                                               589        1,462          582

INSTALLMENT LOANS:
    Past due 90 days or more                                   3           --           --
    Nonaccrual                                                 5           --           --

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                  61            4           23
    Nonaccrual                                                --           --           --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                               3,130          669           --
    Nonaccrual                                             1,579          149          233

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                  --           --            3
    Nonaccrual                                               421          232          223

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
    ESTATE OWNED AND OTHER REPOSSESSED ASSETS):
    Past due 90 days or more                                  --           --           --
    Nonaccrual                                                --           --           --
                                                          ------       ------       ------
       Total non-performing loans                          6,849        2,531        1,118
FORECLOSED ASSETS HELD FOR SALE                              547          174          614
                                                          ------       ------       ------
       Total non-performing assets                        $7,396       $2,705       $1,732
                                                          ======       ======       ======

Total nonperforming loans to total loans                    1.67%        0.73%        0.29%
Total nonperforming loans to total assets                   1.09%        0.47%        0.18%
Allowance for loan losses to nonperforming loans          115.00%      218.65%      618.29%
Nonperforming assets to loans and foreclosed assets
    held for sale                                           1.80%        0.78%        0.46%

        As of June 30, 2003, non-performing loans equaled 1.67% of total loans, representing a substantial increase in non-performing loans from December 31, 2002. This increase was primarily due to several commercial credit relationships which became past due over 90 days during the first half of 2003. The Company had already reserved for the estimated potential loss from these credit relationships when they were identified as impaired. The level of loans charged-off decreased during the second quarter of 2003, as evidenced by the decrease in our ratio of net charge-offs to average loans, to 0.24% for the period ending June 30, 2003 compared to 0.36% for the period ending December 31, 2002. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Company maintains its allowance for loan

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        losses in excess of its non-performing loans. As of June 30, 2003, our ratio of allowance for loan losses to non-performing loans was 115.00%.

        The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                         AS OF AND FOR THE
                                            -----------------------------------------
                                               SIX MONTHS ENDED
                                                   JUNE 30,               YEAR ENDED
                                            -----------------------      DECEMBER 31,
                                              2003           2002           2002
                                            --------       --------      ------------
                                                     (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD              $  6,914       $  5,267       $  5,267

LOANS CHARGED-OFF
     Commercial real estate                      159             70            323
     Residential real estate                      --             --             --
     Commercial                                  124            211            323
     Personal                                     40             38             66
     Home Equity                                  --             --             --
     Construction                                 --             --             --
     Leases                                       81            706            870
                                            --------       --------       --------
          Total loans charged-off                404          1,025          1,582
                                            --------       --------       --------
RECOVERIES:
     Commercial real estate                        5              1              1
     Residential real estate                       2             --             --
     Commercial                                   50             78            123
     Personal                                     24             18             23
     Home Equity                                  --             --             --
     Construction                                 --             --             --
     Leases                                       86            125            162
                                            --------       --------       --------
          Total recoveries                       166            222            309
                                            --------       --------       --------

NET LOANS CHARGED-OFF                            238            803          1,273

PROVISION FOR LOAN LOSSES                      1,200          1,070          2,920
                                            --------       --------       --------

BALANCE AT END OF PERIOD                    $  7,876       $  5,534       $  6,914
                                            ========       ========       ========

LOANS OUTSTANDING:
     Average                                $402,616       $339,141       $349,879
     End of period                           414,830        346,920        380,082

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
     Average                                    1.96%          1.63%          1.98%
     End of period                              1.90%          1.60%          1.82%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
     Average loans                              0.12%          0.48%          0.36%
     End of period loans                        0.12%          0.47%          0.33%

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The allowance for loan losses as a percent of total loans increased slightly to 1.90% as of June 30, 2003, compared to 1.82% at December 31, 2002. As of June 30, 2003, net charge-offs equaled 0.12% of average total loans on an annualized basis.

        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 58.60% and 57.80% of our total assets at June 30, 2003, and December 31, 2002, respectively. Management has established internal guidelines to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at June 30, 2003, the Company was within the established guidelines.

        At June 30, 2003, our total stockholders' equity was $38.3 million and our equity to asset ratio was 6.10%. At June 30, 2003, our Tier 1 capital ratio was 9.15% compared to 8.82% at December 31, 2002, while our total risk-based capital ratio was 10.21% compared to 10.13% at December 31, 2002. As of June 30, 2003, we had capital in excess of the requirements for a "well-capitalized" institution.

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

         We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2003 based on the indicated instantaneous and permanent changes in interest rates.

                                                    NET INTEREST       NET ECONOMIC
                                                       INCOME            VALUE OF
           CHANGES IN INTEREST RATES              (NEXT 12 MONTHS)    EQUITY AT RISK
           -------------------------              ----------------    --------------
           300 basis point rise                        40.44%             6.24%
           200 basis point rise                        26.08%             4.60%
           100 basis point rise                        14.68%             2.79%
           Base Rate Scenario                             --                --
           25 basis point decline                      (3.92)%           (0.94)%
           50 basis point decline                      (7.65)%           (1.94)%
           100 basis point decline                    (11.57)%           (3.12)%

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The above table indicates that, at June 30, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

        The table also indicates that, at June 30, 2003, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 100 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

        Not applicable

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 14, 2003, the Company held its Annual Meeting of Stockholders. There were 2,235,736 shares outstanding and entitled to vote at the Annual Meeting, of which 1,650,345 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:

        1.   Election of Directors

             Robert D. Regnier and Thomas A. McDonnell were elected at the Annual Meeting to serve a three year term or until their successor is duly elected and qualified. The voting results for both were as follows:

                  Shares Voted For:         1,650,345
                  Shares Voted Against              0
                  Shares Abstained                  0

             The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:

                  Don H. Alexander
                  Wayne A. Henry, Jr.
                  C. Ted McCarter


        2. The Company's 1998 Equity Incentive Plan amendments were approved The voting results were as follows:

                  Shares Voted For:         1,613,885
                  Shares Voted Against         20,000
                  Shares Abstained             16,460


    ITEM 5.  OTHER INFORMATION

        Not applicable

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (E) EXHIBITS

             11.   Computation of Earnings Per Share. Please see p. 9.

             15.   Letter regarding Unaudited Interim Financial Information

             31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

             32.2 Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (F) REPORTS ON FORM 8-K

             On May 15, 2003, Blue Valley filed a report on Form 8-K covering the press release for the Company's first quarter 2003 earnings.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BLUE VALLEY BAN CORP



       Date:  August 13, 2003                   By: /s/ Robert D. Regnier
                                                ----------------------------
                                                Robert D. Regnier, President
                                                and Chief Executive Officer



       Date:  August 13, 2003                   By: /s/ Mark A. Fortino
                                                ----------------------------
                                                Mark A. Fortino, Treasurer