Form 10-Q
period 2003-09-30
BLUE VALLEY BAN CORP
filed 2003-11-13
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

       Registrant's telephone number, including area code: (913) 338-1000

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Guarantee with respect to            American Stock Exchange
the Trust Preferred
Securities, $8.00 par value,
of BVBC Capital Trust I

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

         As of September 30, 2003 the registrant had 2,254,586 shares of Common Stock ($1.00 par value) outstanding, of which 1,203,103 shares were held by non-affiliates. The aggregate market value of the common shares of the registrant held by non-affiliates, computed based on the September 30, 2003 closing price of the stock, was approximately $36.1 million.

                              BLUE VALLEY BAN CORP

                                      INDEX



PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        Independent Accountants' Report.....................................................................3

        Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002..................4

        Consolidated Statements of Income (unaudited) -
          three months and nine months ended September 30, 2003 and 2002....................................6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          nine months ended September 30, 2003 and 2002 ....................................................7

        Consolidated Statements of Cash Flows (unaudited) -
          nine months ended September 30, 2003 and 2002.....................................................8

        Notes to Consolidated Financial Statements (unaudited) -
          nine months ended September 30, 2003 and 2002.....................................................9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................................................12

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................22

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

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................25

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................25

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................25

    ITEM 5.  OTHER INFORMATION.............................................................................25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................25

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                               /s/ BKD, LLP

Kansas City, Missouri
October 24, 2003

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                    (dollars in thousands, except share data)

ASSETS


                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     2003           2002
                                                                 -------------  ------------
                                                                  (Unaudited)
Cash and due from banks                                           $   20,165     $   27,755
Federal funds sold                                                    36,000             --
                                                                  ----------     ----------
       Cash and cash equivalents                                      56,165         27,755

Available-for-sale securities                                         63,958         61,364
Mortgage loans held for sale                                          62,135        119,272

Loans, net of allowance for loan losses of $7,597
  and $6,914 in 2003 and 2002, respectively                          406,127        373,168

Premises and equipment                                                17,459         10,277
Foreclosed assets held for sale, net                                     652            614
Interest receivable                                                    1,794          2,014
Deferred income taxes                                                  1,853          1,688
Prepaid expenses and other assets                                      2,660          2,541
Federal Home Loan Bank stock, Federal Reserve Bank stock
  and other securities                                                 7,459          5,209
Core deposit intangible asset, at amortized cost                       1,166          1,281
                                                                  ----------     ----------

       Total assets                                               $   621,42     $  605,183
                                                                  ==========     ==========

See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       4

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2003            2002
                                                                      -------------   ------------
                                                                       (Unaudited)
LIABILITIES
    Deposits
       Demand                                                          $   78,917     $   86,591
       Savings, NOW and money market                                      183,292        167,553
       Time                                                               202,761        169,643
                                                                       ----------     ----------
           Total deposits                                                 464,970        423,787

    Federal funds purchased and other interest-bearing liabilities         21,966         36,830
    Short-term debt                                                            --         35,000
    Long-term debt                                                         68,851         58,051

    Guaranteed preferred beneficial interest in Company's
       subordinated debt                                                   19,000         11,500
    Accrued interest and other liabilities                                  7,012          5,671
                                                                       ----------     ----------

           Total liabilities                                              581,799        570,839
                                                                       ----------     ----------

STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued and outstanding
          2003 - 2,254,586 shares; 2002 - 2,222,711                         2,255          2,223
    Additional paid-in capital                                              6,886          6,284
    Retained earnings                                                      29,949         25,052
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $359 in 2003 and $523 in 2002                539            785
                                                                       ----------     ----------

           Total stockholders' equity                                      39,629         34,344
                                                                       ----------     ----------

           Total liabilities and stockholders' equity                  $  621,428     $  605,183
                                                                       ==========     ==========



See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       5

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (dollars in thousands, except share data)



                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                             2003         2002          2003          2002
                                         -----------   -----------   -----------   -----------
                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
INTEREST INCOME
    Interest and fees on loans            $   7,640     $   6,826     $  21,972     $  19,722
    Federal funds sold                            6            84            19           284
    Available-for-sale securities               445           806         1,550         2,739
                                          ---------     ---------     ---------     ---------
           Total interest income              8,091         7,716        23,541        22,745
                                          ---------     ---------     ---------     ---------

INTEREST EXPENSE
    Interest-bearing demand deposits             41           110           131           304
    Savings and money market deposit
      accounts                                  591           661         1,561         2,195
      Other time deposits                     1,747         1,921         5,214         5,938
      Federal funds purchased and other
       interest-bearing liabilities              50            56           166           153
    Short-term debt                              96            --           256            38
    Long-term debt                            1,014           756         2,786         2,269
                                          ---------     ---------     ---------     ---------
           Total interest expense             3,539         3,504        10,114        10,897
                                          ---------     ---------     ---------     ---------

NET INTEREST INCOME                           4,552         4,212        13,427        11,848

PROVISION FOR LOAN LOSSES                       150           660         1,350         1,730
                                          ---------     ---------     ---------     ---------

 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                            4,402         3,552        12,077        10,118
                                          ---------     ---------     ---------     ---------

NONINTEREST INCOME
    Loans held for sale fee income            5,974         4,771        16,979        11,051
    Service fees                                557           460         1,631         1,350
    Realized gain on sales of
      investment securities                      --            --            --           193
    Other income                                106            81           331           220
                                          ---------     ---------     ---------     ---------
           Total noninterest income           6,637         5,312        18,941        12,814
                                          ---------     ---------     ---------     ---------

NONINTEREST EXPENSE
    Salaries and employee benefits            6,092         4,302        16,169        11,376
    Net occupancy expense                       833           563         2,296         1,494
    Other operating expense                   1,788         1,451         4,918         3,922
                                          ---------     ---------     ---------     ---------
           Total noninterest expense          8,713         6,316        23,383        16,792
                                          ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                    2,326         2,548         7,635         6,140

PROVISION FOR INCOME TAXES                      831           892         2,738         2,143
                                          ---------     ---------     ---------     ---------

NET INCOME                                $   1,495     $   1,656     $   4,897     $   3,997
                                          =========     =========     =========     =========

BASIC EARNINGS PER SHARE                  $    0.66     $    0.76     $    2.19     $    1.84
                                          =========     =========     =========     =========
DILUTED EARNINGS PER SHARE                $    0.64     $    0.74     $    2.12     $    1.79
                                          =========     =========     =========     =========

See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       6

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                                                 ACCUMULATED
                                                                    ADDITIONAL                      OTHER
                                   COMPREHENSIVE      COMMON         PAID-IN         RETAINED    COMPREHENSIVE
                                      INCOME          STOCK          CAPITAL         EARNINGS       INCOME          TOTAL
                                   -------------    ----------      ----------      ----------   -------------    ----------
BALANCE, DECEMBER 31, 2001                               2,175           5,641          19,878            831         28,525

   Issuance of 4,000 shares of
      common stock                          --               4              70             --             --              74
   Net income                            3,997              --              --          3,997             --           3,997
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $45                   67              --              --             --             67              67
                                    ----------      ----------      ----------      ----------     ----------     ----------

 BALANCE, SEPTEMBER 30, 2002        $    4,064      $    2,179      $    5,711      $   23,875     $      898     $   32,663
                                    ==========      ==========      ==========      ==========     ==========     ==========


   Issuance of 43,535 shares
      of common stock                       --              44             573             --             --             617
   Net income                            1,399              --              --          1,399             --           1,399
   Dividends on common stock
      ($0.10 per share)                                                                  (222)                          (222)
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of
      $(15)                               (113)             --              --             --           (113)           (113)
                                    ----------      ----------      ----------      ----------     ----------     ----------

BALANCE, DECEMBER 31, 2002          $    1,286      $    2,223      $    6,284      $   25,052     $      785     $   34,344
                                    ==========      ==========      ==========      ==========     ==========     ==========

   Issuance of 31,875 shares
      of common stock                       --              32             602             --             --             634
   Net income                            4,897              --              --          4,897             --           4,897
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of
      $(164)                              (246)             --              --             --           (246)           (246)
                                    ----------      ----------      ----------      ----------     ----------     ----------

 BALANCE, SEPTEMBER 30, 2003        $    4,651      $    2,255      $    6,886      $   29,949     $      539     $   39,629
                                    ==========      ==========      ==========      ==========     ==========     ==========




                                                                                          SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                                                              2003           2002          2002
                                                                                          -------------  ------------  -----------
 RECLASSIFICATION DISCLOSURE

Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(164), $(75), and $122 for the periods ended
   September 30, 2003, December 31, 2002 and September 30, 2002, respectively               $    (246)     $    (113)     $     183
Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0, $0, and $77 for the periods ended
   September 30, 2003, December 31, 2002 and September 30, 2002, respectively                      --             --           (116)
                                                                                            ---------      ---------      ---------
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(164), $(75), and $45 for the periods
   ended September 30, 2003, December 31, 2002 and September 30, 2002, respectively         $    (246)     $    (113)     $      67
                                                                                            =========      =========      =========

See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       7

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                            2003            2002
                                                                       -------------    -------------
                                                                        (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $     4,897      $     3,997
    Adjustments to reconcile net income to net cash flow from
    operating activities:
       Depreciation and amortization                                          1,139              646
       Amortization of premiums and discounts on securities                      34               39
       Provision for loan losses                                              1,350            1,730
       Deferred income taxes                                                     --              (52)
       Net gain on sales of available-for-sale securities                        --             (193)
       Net loss on sale of foreclosed assets                                     39               54
       Net loss (gain) on sale of premises and equipment                        (18)              10
       Originations of loans held for sale                               (1,385,560)        (865,818)
       Proceeds from the sale of loans held for sale                      1,442,697          832,163
    Changes in
       Accrued interest receivable                                              220              581
       Prepaid expenses and other assets                                       (348)            (555)
       Accrued interest payable and other liabilities                         1,341             (228)
                                                                        -----------      -----------
           Net cash provided by (used in) operating activities               65,791          (27,626)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net originations of loans                                               (34,995)         (28,636)
    Proceeds from sales of loan participations                                   --            2,187
    Purchase of premises and equipment                                       (7,977)          (2,355)
    Proceeds from the sale of premises and equipment                             18               12
    Proceeds from the sale of foreclosed assets                                 610              937
    Proceeds from sales of available-for-sale securities                         --           13,183
    Proceeds from maturities of available-for-sale securities                72,487           34,938
    Purchases of available-for-sale securities                              (75,527)         (28,999)
    Proceeds from the sale of Federal Home Loan Bank stock, Federal
      Reserve Bank stock, and other securities                                   --              893
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                            (2,250)            (875)
                                                                        -----------      -----------
           Net cash used in investing activities                            (47,634)          (8,715)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
      NOW and savings accounts                                                8,065           23,753
    Net increase in time deposits                                            33,118            8,719
    Repayments of long-term debt                                             (4,525)            (121)
    Proceeds from long-term debt                                             15,325           21,995
    Net proceeds from guaranteed preferred beneficial interest in
      Company's subordinated debt                                             7,500               --
    Net payments on short-term debt                                         (35,000)              --
    Proceeds from sale of common stock                                          634               74
    Net increase (decrease) in other borrowings                             (11,994)           6,222
    Net increase (decrease) in balance due under U.S. Treasury note
      option                                                                 (2,870)           2,602
                                                                        -----------      -----------
           Net cash provided by financing activities                         10,253           63,244
                                                                        -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                        28,410           26,903
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               27,755           25,159
                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    56,165      $    52,062
                                                                        ===========      ===========

See Accompanying Notes to Consolidated Financial Statements
     and Independent Accountant's Report                                       8

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2003, and the consolidated results of its operations, stockholders' equity and cash flows for the periods ended September 30, 2003 and 2002, and are of a normal recurring nature.

       Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

       The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

       The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the quarter and year-to-date periods ended September 30, 2003, the Company issued no stock options; consequently, reported and pro forma net income were identical.

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

       The computation of per share earnings for the three and nine-month periods ended September 30, 2003 and 2002 is as follows:



See Independent Accountants' Report                                            9

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                      FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                          2003           2002           2003           2002
                                     ------------     ------------ ------------     -----------
                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                     (amounts in thousands, except (amounts in thousands, except
                                       share and per share data)      share and per share data)
Net income                             $    1,495     $    1,656     $    4,897     $    3,997
                                       ==========     ==========     ==========     ==========

Average common shares outstanding       2,254,139      2,179,176      2,238,536      2,177,742
Average common share stock options
   outstanding                             79,381         64,569         74,467         80,486
                                       ----------     ----------     ----------     ----------

Average diluted common shares           2,333,520      2,243,745      2,313,003      2,258,228
                                       ==========     ==========     ==========     ==========

Basic earnings per share               $     0.66     $     0.76     $     2.19     $     1.84
                                       ==========     ==========     ==========     ==========
Diluted earnings per share             $     0.64     $     0.74     $     2.12     $     1.79
                                       ==========     ==========     ==========     ==========


NOTE 3: LONG-TERM DEBT

       Long-term debt at September 30, 2003 and December 31, 2002, consisted of the following components:

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2003           2002
                                                           ------------   ------------
                                                            (Unaudited)
                                                                   (in thousands)
Note Payable - other(A)                                      $   1,326     $   1,456
Note Payable - bank(B)                                              --         4,095
Note Payable - bank(C)                                           5,025            --
Federal Home Loan Bank advances(D)                              62,500        52,500
                                                             ---------     ---------

Total long-term debt                                         $  68,851     $  58,051
                                                             =========     =========



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


See Independent Accountant's Report                                           10

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)




(C) Due in December 2012, payable in quarterly installments of principal plus interest at the Fed Funds Rate + 1.68%; collateralized by common stock of the Company's subsidiary bank.

(D) Due in 2007, 2008, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.55% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2003, approximately $50,626,000 was available.

Aggregate annual maturities of long-term debt at September 30, 2003 are as follows:


                                                   (in thousands)
     October 1 to December 31, 2003                  $      145
        2004                                                613
        2005                                                653
        2006                                                694
        2007                                             20,736
        Thereafter                                       46,010
                                                     ----------
                                                     $   68,851
                                                     ==========


NOTE 4:  TRUST PREFERRED SECURITIES

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


See Independent Accountant's Report                                           11

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

    RESULTS OF OPERATIONS

       Three months ended September 30, 2003 and 2002. Net income for the quarter ended September 30, 2003, was $1.5 million, compared to net income of $1.7 million for the quarter ended September 30, 2002, representing a decrease of $161,000, or 9.73%. Diluted earnings per share decreased 13.52% to $0.64 during the third quarter of 2003 from $0.74 in the same period of 2002. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended September 30, 2003 were 0.89% and 15.31%, compared to 1.22% and 20.76%, respectively, for the same period in 2002, decreases of 27.05% and 26.26%, respectively.

       During the third quarter of 2003, as compared to the same period in 2002, the Company experienced a $1.3 million increase in noninterest income, mostly loans held for sale income, a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       $510,000 decrease in the provision for loan losses and a $340,000 increase in net interest income. However, net income for the period declined as these factors did not fully offset a $2.4 million increase in non-interest expense, which resulted primarily from compensation expenses related to the mortgage areas. An unforeseen surge of mortgage refinancing activity during the period outpaced the ability of the Company to process the loans. Had we been able to anticipate the volume of loans, we are confident that income for the quarter would have been greater.

       Nine months ended September 30, 2003 and 2002. Net income for the nine months ended September 30, 2003 was $4.9 million, compared to net income of $4.0 million for the nine-month period ended September 30, 2002, representing an increase of $900,000, or 22.51%. Diluted earnings per share increased 18.43% to $2.12 during the nine months ended September 30, 2003 from $1.79 in the same period of 2002. The Company's annualized return on average assets and average stockholders' equity for the nine-month period ended September 30, 2003 were mostly unchanged at 1.05% and 17.61%, compared to 1.02% and 17.62%, respectively, for the same period in 2002.

       The principal contributing factors to our increase in net income from the nine months ended September 30, 2002 to the current year were a $6.1 million increase in non-interest income, mostly loans held for sale fee income, an increase in net interest income of $1.6 million and a $380,000 decrease in the provision for loan losses, partially offset by a $6.6 million increase in non-interest expense. The low interest rate environment resulted in continued strong demand for residential mortgage loan originations as well as a decline in funding rates. The Company has continued to capitalize on the mortgage resources put into place during 2001 and 2002.

       The increase in Loans Held for Sale Fee Income experienced during the three and nine month periods ending September 30, 2003 over the same periods in the prior year was primarily due to an historically low interest rate environment, which has caused a surge in mortgage refinance activity. However, near the end of the third quarter of 2003, mortgage interest rates increased, resulting in a reduction of refinance activity. Higher mortgage rates could reduce the noninterest income contribution from our National and Local mortgage divisions in future periods.

    NET INTEREST INCOME

       Fully tax equivalent (FTE) net interest income for the three-month period ended September 30, 2003 was $4.6 million, an increase of $330,000 or 7.67%, from $4.3 million for the three-month period ended September 30, 2002.

       FTE interest income for the current year third quarter was $8.2 million, an increase of $365,000, or 4.67%, from $7.8 million in the prior year third quarter. This increase was primarily a result of an overall increase in average earning assets. Average earning asset volume increased from the third quarter of 2002 to the current period by $131.2 million, or 26.22%. Partially offsetting the increase in average earning assets was a decline in yield on interest-earning assets. The yield on average earning assets declined 106 basis points to 5.13% in the third quarter of 2003, compared to 6.19% in the prior year third quarter. The 106 basis point decrease in yield resulted primarily from decreases in market interest rates during 2002 and 2003 and the impact of the low interest rates on new and repriced assets during 2002 and 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Interest expense for the current year third quarter was $3.5 million, a slight increase of $35,000, or 0.99%, from $3.5 million in the prior year second quarter. The increase is attributable to an increase in average interest-bearing liability volume of $101.2 million or 23.39% from the third quarter of 2002 compared to the third quarter of 2003. Average interest-bearing deposits increased by $29.2 million, or 8.20% from the prior year and other interest-bearing liabilities increased by $72.0 million or 93.5% from the prior year, mainly in the form of FHLB borrowings, guaranteed preferred beneficial interest in Company's subordinated debt, Federal Funds purchased, securities sold under agreements to repurchase and notes payable. Partially offsetting the increase in volume was a decline in the rates paid on average interest-bearing liabilities during the third quarter of 2003. The primary cause for this decline was the overall decline in market interest rates and the impact of the low interest rates on new and repriced liabilities during 2002 and 2003. The rate paid on total average interest-bearing liabilities decreased to 2.63% during the quarter ended September 30, 2003 compared to 3.21% during the quarter ended September 30, 2002, a decrease of 58 basis points.

       FTE net interest income for the nine-month period ended September 30, 2003 was $13.7 million, an increase of $1.5 million or 12.78%, from $12.1 million for the nine-month period ended September 30, 2002.

       FTE interest income for the nine months ended September 30, 2003 was $23.8 million, an increase of $765,000, or 3.32%, from $23.0 million for the nine months ended September 30, 2002. This increase was primarily a result of an overall increase in average earning assets. Average earning asset volume increased from September 30, 2002 to the current period by $94.8 million, or 19.42%. Partially offsetting the increase in average earning assets was a decline in yield on interest-earning assets. The yield on average earning assets declined 85 basis points to 5.46% for the first nine months of 2003, compared to 6.31% for the first nine months of 2002. The 85 basis point decrease in yield resulted primarily from decreases in market interest rates during 2002 and 2003 and the impact of the low interest rates on new and repriced assets during 2002 and 2003.

       Interest expense for the nine-month period ended September 30, 2003 was $10.1 million, a decrease of $783,000, or 7.19%, from $10.9 million in the same period of the prior year. The decrease is attributable to a decrease in the rates paid on average interest-bearing liabilities during the first nine months of 2003. The primary cause for this decline was the overall decline in market interest rates and the impact of low interest rates on new and repriced liabilities during 2002 and 2003. The rate paid on total average interest-bearing liabilities decreased to 2.73% during the nine-month period ended September 30, 2003 compared to 3.42% during the same period in 2002, a decrease of 69 basis points. Average interest-bearing deposits increased by $10.3 million, or 2.90% from the prior year and other interest-bearing liabilities increased by $59.3 million or 83.09% from the prior year, mainly in the form of FHLB borrowings, guaranteed preferred beneficial interest in Company's subordinated debt, Federal Funds purchased, securities sold under agreements to repurchase and notes payable. The increase in interest-bearing liability volume partially offset the decrease in rate.

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

                       AVERAGE BALANCES, YIELDS AND RATES


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------------
                                                               2003                                          2002
                                             -----------------------------------------     ----------------------------------------
                                                                             AVERAGE                                      AVERAGE
                                               AVERAGE                       YIELD/          AVERAGE                      YIELD/
                                               BALANCE       INTEREST         RATE           BALANCE        INTEREST        RATE
                                             -----------    -----------    -----------     -----------    -----------   -----------
ASSETS
   Federal funds sold ...................... $     2,696    $        19           0.94%    $    23,231    $       284          1.63%
   Investment securities - taxable .........      51,262          1,102           2.87          52,968          2,231          5.63
   Investment securities - non-taxable (1) .      13,246            680           6.86          14,772            770          6.97
   Mortgage loans held for sale ............     107,101          3,765           4.70          52,987          2,585          6.52
   Loans, net of unearned discount
     and fees ..............................     408,194         18,206           5.96         343,785         17,137          6.66
                                             -----------    -----------                    -----------    -----------
     Total earning assets ..................     582,499         23,772           5.46         487,743         23,007          6.31
                                             -----------    ===========                    -----------    ===========
   Cash and due from banks - non-interest
     bearing ...............................      19,050                                        23,737
   Allowance for possible loan losses ......      (7,732)                                       (5,334)
   Premises and equipment, net .............      15,920                                         9,146
   Other assets ............................      11,599                                        10,790
                                             -----------                                   -----------
     Total assets .......................... $   621,336                                   $   526,082
                                             ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts ........ $    26,847    $       131           0.65%    $    29,572    $       304          1.37%
   Savings and money market deposits .......     145,288          1,561           1.44         146,325          2,195          2.01
   Time deposits ...........................     192,695          5,214           3.62         178,638          5,938          4.44
                                             -----------    -----------                    -----------    -----------
     Total interest-bearing deposits .......     364,830          6,906           2.53         354,535          8,437          3.18
                                             -----------    -----------                    -----------    -----------
   Short-term borrowings ...................      51,207            422           1.10          19,916            191          1.28
   Long-term debt ..........................      79,472          2,786           4.69          51,457          2,269          5.90
                                             -----------    -----------                    -----------    -----------
     Total interest-bearing
       liabilities .........................     495,509         10,114           2.73         425,908         10,897          3.42
                                             -----------    -----------                    -----------    -----------
   Non-interest bearing deposits ...........      83,642                                        66,171
   Other liabilities .......................       5,013                                         3,671
   Stockholders' equity ....................      37,172                                        30,332
                                             -----------                                   -----------
      Total liabilities and
        stockholders' equity ............... $   621,336                                   $   526,082
                                             ===========                                   ===========
   Net interest income/spread ..............                $    13,658           2.73%                   $    12,110          2.89%
                                                            ===========    ===========                    ===========   ===========
   Net interest margin .....................                                      3.13%                                        3.32%

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES




                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                           2003 COMPARED TO 2002
                                                  ---------------------------------------
                                                   CHANGE         CHANGE
                                                   DUE TO         DUE TO          TOTAL
                                                    RATE          VOLUME         CHANGE
                                                  ---------      ---------      ---------
                                                          (DOLLARS IN THOUSANDS)
Federal funds sold ..........................     $    (120)     $    (145)     $    (265)
Investment securities - taxable .............        (1,092)           (36)        (1,128)
Investment securities - non-taxable (1) .....           (13)           (77)           (90)
Mortgage loans held for sale ................        (1,104)         2,284          1,180
Loans, net of unearned discount .............        (1,422)         2,491          1,069
                                                  ---------      ---------      ---------
           Total interest income ............        (3,751)         4,516            765
                                                  ---------      ---------      ---------
Interest-bearing demand accounts ............          (160)           (13)          (173)
Savings and money market deposits ...........          (623)           (11)          (634)
Time deposits ...............................        (1,104)           380           (724)
Short-term borrowings .......................           (27)           258            231
Long-term debt ..............................          (465)           982            517
                                                  ---------      ---------      ---------
           Total interest expense ...........        (2,379)         1,596           (783)
                                                  ---------      ---------      ---------
Net interest income .........................     $  (1,372)     $   2,920      $   1,548
                                                  =========      =========      =========

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

       The provision for loan losses for the third quarter of 2003 was $150,000, compared to $660,000 for the same period of 2002. For the nine months ended September 30, 2003 and 2002, the provision was $1.4 million and $1.7 million, respectively. The decrease in the provision for loans losses recorded in the three- and nine-month periods ended September 30, 2003 compared to the same periods in the prior year was the result of improvements in the overall credit exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

      NON-INTEREST INCOME

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                    -----------------------     -----------------------
                                                       2003         2002          2003          2002
                                                    ---------     ---------     ---------     ---------
                                                                       (IN THOUSANDS)
Loans held for sale fee income ................     $   5,974     $   4,771     $  16,979     $  11,051
NSF charges and service fees ..................           333           253           943           752
Other service charges .........................           224           207           688           598
Realized gain on sales of investment securities            --            --            --           193
Other income ..................................           106            81           331           220
                                                    ---------     ---------     ---------     ---------
         Total non-interest income ............     $   6,637     $   5,312     $  18,941     $  12,814
                                                    =========     =========     =========     =========

       Non-interest income increased $1.3 million or 24.94%, to $6.6 million during the three-month period ended September 30, 2003, from $5.3 million during the three-month period ended September 30, 2002. Non-interest income for the nine-months ended September 30, 2003 was $18.9 million, an increase of $6.1 million, or 47.81%, from $12.8 million for the nine-months ended September 30, 2002. These increases are attributable primarily to increases in loans held for sale fee income, though significant increases were also realized in overdraft charges and service fees. Loans held for sale fee income increased $1.2 million, or 25.21%, and $5.9 million, or 53.64%, for the three-month and nine-month periods ended September 30, 2003, respectively. During 2002 and 2003, we experienced significant growth in our loans held for sale income due to the expansion of our National and Local mortgage divisions concurrent with a relatively low interest rate environment. The increase in Loans Held for Sale Fee Income experienced during the three and nine month periods ending September 30, 2003 over the same periods in the prior year was primarily due to a combination of these factors. However, near the end of the third quarter of 2003, mortgage interest rates increased, resulting in a reduction of refinance activity. Higher interest rates could reduce the noninterest income contribution from our National and Local mortgage divisions in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST EXPENSE


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                        -----------------------     -----------------------
                                           2003         2002          2003          2002
                                        ---------     ---------     ---------     ---------
                                                          (IN THOUSANDS)
Salaries and employee benefits ....     $   6,092     $   4,302     $  16,169     $  11,376
Occupancy .........................           833           563         2,296         1,494
FDIC and other insurance expense ..            59            25           178           171
General and administrative ........         1,729         1,426         4,740         3,751
                                        ---------     ---------     ---------     ---------
         Total non-interest expense     $   8,713     $   6,316     $  23,383     $  16,792
                                        =========     =========     =========     =========

       Non-interest expense increased to $8.7 million, or 37.95%, during the three-month period ended September 30, 2003 and to $23.4 million, or 39.25%, during the nine-month period ended September 30, 2003, from $6.3 million and $16.8 million in the prior year periods, respectively. These increases are attributable primarily to an increase in salaries and employee benefits expense which increased $1.8 million, or 41.60%, during the third quarter of 2003 and $4.8 million, or 42.13%, during the nine-month period ended September 30, 2003, compared to the prior year periods. Salaries and employee benefits expense increased due to increased volume-based incentive compensation in our mortgage production departments as well as additional staff hired to facilitate our growth. We had 288 full-time equivalent employees at September 30, 2003 compared to 249 at September 30, 2002. Many areas of the Company added employees to manage growth and expansion.

FINANCIAL CONDITION

       Total assets for the Company at September 30, 2003, were $621.4 million, an increase of $16.2 million, or 2.68%, compared to $605.2 million at December 31, 2002. Deposits and stockholders' equity at September 30, 2003, were $465.0 million and $39.6 million, respectively, compared with $423.8 million and $34.3 million, respectively, at December 31, 2002, increases of $41.2 million, or 9.71%, and $5.3 million, or 15.38%, respectively.

       Loans at September 30, 2003 totaled $413.7 million, reflecting an increase of $33.6 million, or 8.85%, compared to December 31, 2002. The loan to deposit ratio at September 30, 2003 was 88.98% compared to 89.69% at December 31, 2002.

       Mortgage loans held for sale at September 30, 2003 totaled $62.1 million, a decrease of $57.1 million, or 47.91% compared to December 31, 2002. The Company's principal funding source for mortgage loans held for sale is deposits and advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2003, approximately $50,626,000 was available.

       Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              NON-PERFORMING ASSETS




                                                                            AS OF
                                                         -------------------------------------------
                                                               SEPTEMBER 30,            DECEMBER 31,
                                                            2003            2002            2002
                                                         --------------------------     ------------
                                                                   (Dollars in thousands)
REAL ESTATE LOANS:
      Past due 90 days or more                           $    1,538      $       --      $       54
      Nonaccrual                                                 --             410             582

INSTALLMENT LOANS:
      Past due 90 days or more                                    1              --              --
      Nonaccrual                                                 --              --              --

CREDIT CARDS AND RELATED PLANS:
      Past due 90 days or more                                    4               1              23
      Nonaccrual                                                 --              --              --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
      Past due 90 days or more                                  788           1,576              --
      Nonaccrual                                              1,440             425             233

LEASE FINANCING RECEIVABLES:
      Past due 90 days or more                                   27              --               3
      Nonaccrual                                                141             310             223

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
      ESTATE OWNED AND OTHER REPOSSESSED ASSETS):
      Past due 90 days or more                                   --              --              --
      Nonaccrual                                                 --              --              --
                                                         ----------      ----------      ----------
          Total non-performing loans                          3,939           2,722           1,118
FORECLOSED ASSETS HELD FOR SALE                                 652             644             614
                                                         ----------      ----------      ----------
          Total non-performing assets                    $    4,591      $    3,366      $    1,732
                                                         ==========      ==========      ==========

Total nonperforming loans to total loans                       0.95%           0.76%           0.29%
Total nonperforming loans to total assets                      0.63%           0.49%           0.18%
Allowance for loan losses to nonperforming loans             192.87%         212.92%         618.29%
Nonperforming assets to loans and foreclosed assets
      held for sale                                            1.11%           0.94%           0.46%

       As of September 30, 2003, non-performing loans equaled 0.95% of total loans, representing an increase in non-performing loans from December 31, 2002. This increase was primarily due to several commercial credit relationships which became past due over 90 days during the first half of 2003. The Company had already reserved for the estimated potential loss from these credit relationships when they were identified as impaired. In spite of the increase in total non-performing loans at September 30, 2003 compared to 2002, the overall credit exposure in the Company's loan portfolio improved; consequently, the Company recorded a lower provision for loan losses in the three- and nine-month periods ending September 30, 2003 as compared to 2002. The level of loans charged-off decreased during the first nine months of 2003, as evidenced by the decrease in our ratio of net charge-offs to average loans, to 0.21% for the period compared to 0.36% for the period ending December 31, 2002. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Company maintains

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       its allowance for loan losses in excess of its non-performing loans. As of September 30, 2003, our ratio of allowance for loan losses to non-performing loans was 192.87%.

       The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.



                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION



                                                         AS OF AND FOR THE
                                           --------------------------------------------
                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,             YEAR ENDED
                                           --------------------------      DECEMBER 31,
                                              2003            2002             2002
                                           ----------      ----------      ------------
                                                      (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD             $    6,914      $    5,267      $    5,267

LOANS CHARGED-OFF
       Commercial real estate                     392             181             323
       Residential real estate                     --             142              --
       Commercial                                 260             328             323
       Personal                                    64              45              66
       Home Equity                                 10              --              --
       Construction                                 3              --              --
       Leases                                     202             783             870
                                           ----------      ----------      ----------
               Total loans charged-off            931           1,479           1,582
                                           ----------      ----------      ----------

RECOVERIES:
       Commercial real estate                       5               1               1
       Residential real estate                      2              --              --
       Commercial                                  72             105             123
       Personal                                    32              20              23
       Home Equity                                 --              --              --
       Construction                                 3              --              --
       Leases                                     150             151             162
                                           ----------      ----------      ----------
               Total recoveries                   264             277             309
                                           ----------      ----------      ----------

NET LOANS CHARGED-OFF                             667           1,202           1,273

PROVISION FOR LOAN LOSSES                       1,350           1,730           2,920
                                           ----------      ----------      ----------
BALANCE AT END OF PERIOD                   $    7,597      $    5,795      $    6,914
                                           ==========      ==========      ==========

LOANS OUTSTANDING:
       Average                             $  408,194      $  343,785      $  349,879
       End of period                          413,724         357,738         380,082

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
    LOANS OUTSTANDING:
       Average                                   1.86%           1.68%           1.98%
       End of period                             1.84%           1.62%           1.82%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
    LOANS OUTSTANDING:
       Average                                   0.21%           0.47%           0.36%
       End of period                             0.22%           0.44%           0.33%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The allowance for loan losses as a percent of total loans increased slightly to 1.84% as of September 30, 2003, compared to 1.82% at December 31, 2002.

       Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 57.93% and 57.80% of our total assets at September 30, 2003, and December 31, 2002, respectively. Management has established internal guidelines to measure liquid assets as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at September 30, 2003, the Company was within the established guidelines.

       At September 30, 2003, our total stockholders' equity was $39.6 million and our equity to asset ratio was 6.37%. At September 30, 2003, our Tier 1 capital ratio was 9.77% compared to 8.82% at December 31, 2002, while our total risk-based capital ratio was 12.17% compared to 10.13% at December 31, 2002. As of September 30, 2003, we had capital in excess of the requirements for a "well-capitalized" institution.

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

       We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5% per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2003 based on the indicated instantaneous and permanent changes in interest rates.


                                            NET INTEREST      NET ECONOMIC
                                               INCOME           VALUE OF
CHANGES IN INTEREST RATES                 (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------                 ----------------   ---------------
300 basis point rise                           40.46%           6.83%
200 basis point rise                           27.05%           4.96%
100 basis point rise                           14.73%           2.99%
Base Rate Scenario                                --              --
25 basis point decline                         (3.90)%         (1.17)%
50 basis point decline                         (7.63)%         (2.33)%
100 basis point decline                       (12.45)%         (3.22)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       The above table indicates that, at September 30, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

       The table also indicates that, at September 30, 2003, in the event of a sudden decrease in prevailing market rates, the current net economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 100 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (E)    EXHIBITS

               11.    Computation of Earnings Per Share.  Please see p. 9.

               15.    Letter regarding Unaudited Interim Financial Information

               31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               31.2   Certification of the Treasurer pursuant to 18 U.S.C.
                      Section 1350

               32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               32.2   Certification of the Treasurer pursuant to 18 U.S.C.
                      Section 1350

        (F)    REPORTS ON FORM 8-K

               On July 14, 2003, Blue Valley filed a report on Form 8-K covering the press release for the Company's second quarter 2003 earnings.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BLUE VALLEY BAN CORP


       Date: November 12, 2003               By: /s/  Robert D. Regnier
                                                -------------------------------
                                                Robert D. Regnier, President and
                                                Chief Executive Officer



       Date: November 12, 2003               By:  /s/  Mark A. Fortino
                                                -------------------------------
                                                Mark A. Fortino, Treasurer