Form 10-K
period 2003-12-31
BLUE VALLEY BAN CORP
filed 2004-03-19
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

         As of February 29, 2004 the registrant had 2,279,611 shares of Common Stock ($1.00 par value) outstanding, of which 1,191,526 shares were held by non-affiliates. The aggregate market value of the common shares of the registrant held by non-affiliates, computed based on the June 30, 2003 closing price of the stock, was approximately $33.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         1. Part III - Proxy Statement for the 2004 Annual Meeting of
Stockholders

                              BLUE VALLEY BAN CORP

                                 FORM 10-K INDEX

                                                                                        Page No.
PART I.

Item I.   Business                                                                          2

Item 2.   Properties                                                                       14

Item 3.   Legal Proceedings                                                                15

Item 4.   Submission of Matters to a Vote of Security Holders                              15

PART II.

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters        16

Item 6.   Selected Financial Data                                                          17

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                       19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                       36

Item 8.   Financial Statements and Supplementary Data                                      38

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                       38

Item 9A.  Controls and Procedures                                                          39

PART III.

Item 10.  Directors and Executive Officers of the Registrant                               39

Item 11.  Executive Compensation                                                           39

Item 12.  Security Ownership of Certain Beneficial Owners and Management                   39

Item 13.  Certain Relationships and Related Transactions                                   39

Item 14.  Principal Accounting Fees and Services                                           40

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 41

                                     PART I

ITEM 1:  BUSINESS

THE COMPANY AND SUBSIDIARIES

         Blue Valley Ban Corp. ("Blue Valley", the "Company") is a bank holding company organized in 1989. In 2001, Blue Valley elected to become a financial holding company and such status was granted. The Company's wholly-owned subsidiary, Bank of Blue Valley (the "Bank") was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the "MSA"). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers - customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley originates residential mortgages nationwide through the Bank's InternetMortgage.com website.

         We have experienced significant internal growth since our inception. We currently have six banking center locations in Johnson County, Kansas, including our main office and a mortgage operations office in Overland Park, both of which include lobby banking centers, full-service offices in Olathe and Shawnee, Kansas, and supermarket banking facilities in Leawood and Shawnee, Kansas. We are nearing completion of a full service banking center located at 135th and Mission Road in Leawood, Kansas. This location is scheduled to open during the second quarter of 2004.

         Our lending activities focus on commercial lending and residential mortgage origination services, and to a lesser extent, consumer lending. We strive to identify, develop and maintain diversified lines of business which provide acceptable returns on a risk-adjusted basis. Our primary lines of business consist of commercial and industrial lending, commercial real estate lending, construction lending, indirect lending, leasing, and residential mortgage lending and origination services.

         We also seek to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. We develop these new lines of business while monitoring related risk factors. The growth experienced in 2003 and 2002 in our residential mortgage origination services provides an example of the benefits that we have gained through diversification. This growth has largely been attained in a favorable low interest rate environment. Management recognizes that future increases in interest rates could have a detrimental impact on the revenues generated by this business and we seek to manage this business to enable us to minimize this detrimental impact where possible. In addition to fees generated in conjunction with our lending activities, we derive non-interest income by providing mortgage origination services, deposit and cash management services, investment brokerage services and trust services.

         In addition to the Bank, we have four wholly-owned subsidiaries: Blue Valley Building Corp., which owns the building and property that comprise our headquarters and mortgage operations facility in Overland Park, Kansas, the banking center at 135th and Mission Road in Leawood, Kansas, and one other property intended for future use; Blue Valley Insurance Services, Inc., an insurance agency created to offer insurance products to our customers; and BVBC Capital Trust I and BVBC Capital Trust II, which were created to offer the Company's trust preferred securities and to purchase our junior subordinated debentures.

OUR MARKET AREA

         We operate primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA generally, and in suburban Johnson County, in particular. Our trade area generally consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to a rate of growth which exceeds the national total asset and deposit growth rates of the banking industry as well as the growth experienced locally by many of our competitors.

         The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County's population growth rate ranks in the top 2% of counties nationally, and its per capita income ranks in the top 1% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2003, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $10.3 billion, which represented 22.90% of total deposits in the state of Kansas and 35.61% of total deposits in the Kansas City MSA.

         As our founders anticipated, the trade area surrounding our main banking facility in Overland Park has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas branch is located approximately 10 miles west of our main office. We opened our Olathe branch in 1994 when we acquired the deposits of a branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. The Shawnee, Kansas banking facilities are approximately 20 miles northwest of our headquarters location. We opened our Shawnee grocery branch for the convenience of our existing customers in Shawnee, and to expand our market presence in Shawnee. During the first quarter of 2001, construction of our freestanding banking facility in Shawnee, Kansas was completed and operations commenced. The Leawood, Kansas grocery branch is approximately 5 miles southeast of our headquarters location. We opened our Leawood grocery branch during October of 2002 to provide us a physical presence and expand our market penetration in Leawood. In 2002, we also acquired land for a 20,000 square foot branch and office building in Leawood, which we anticipate will open in the second quarter of 2004. During 2003 we acquired an office building approximately 1 mile northwest of our headquarters location. At this location, we consolidated our mortgage operations and opened a banking facility.

LENDING ACTIVITIES

         Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2003, our loans represented approximately 67.77% of our total assets, our legal lending limit to any one borrower was $14.2 million, and our largest single borrower as of that date had outstanding loans of $12.8 million.

         We have been successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation. Our staff has significant experience in lending and has been successful in offering our products to both potential customers and existing customers. We believe that we have been successful in maintaining our customers because of our staff's attentiveness to their financial needs and the development of personal relationships with them. We strive to become a strategic business partner with our customers, not just a source of funds.

         We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $600,000 and all real estate credits in excess of $1.0 million. Credits up to $600,000 on commercial loans and $1.0 million on real estate loans can be approved by the Bank's President. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2003.

                                 LOAN PORTFOLIO

                                     AS OF DECEMBER 31, 2003
                                     -----------------------
                                       AMOUNT        PERCENT
                                     (DOLLARS IN THOUSANDS)
Commercial                           $  109,818       25.86%
Commercial real estate                   87,438       20.59
Construction                            123,445       29.08
Leases                                   22,175        5.22
Residential real estate                  27,017        6.37
Consumer                                 29,701        6.99
Home equity                              25,026        5.89
                                     ----------      ------
      Total loans and leases            424,620      100.00%
Less allowance for loan losses            7,051
                                     ----------
Loans receivable, net                $  417,569
                                     ----------

         Commercial loans. As of December 31, 2003, approximately $109.8 million, or 25.86%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in the servicing of small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts and our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

         The Bank's commercial lending activities historically have been directed to small and medium-sized companies in or near Johnson County, Kansas, with annual sales generally between $100,000 and $20 million. The Bank's commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank's commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank may seek to obtain personal guarantees for its commercial loans. As of December 31, 2003, approximately 10.59% of our commercial loans had outstanding balances in excess of $300,000, and these loans accounted for 65.79% of the total carrying value of our commercial loan portfolio. The Bank primarily underwrites its commercial loans on the basis of the borrowers' cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.

         Approximately $8.9 million, or 8.06%, of our commercial loans are Small Business Administration (SBA) loans, of which $6.6 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.

         Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

         Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family properties and churches. As of December 31, 2003, approximately $87.4 million, or 20.59%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

         Risks inherent in commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. Commercial real estate lending involves more risk than residential lending because loan balances may be greater and repayment is dependent on the borrower's operations.

We attempt to mitigate these risks by carefully assessing property values, investigating the source of cash flow servicing the loan on the property and adhering to our lending and underwriting policies and procedures.

         Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2003, approximately $123.4 million, or 29.08%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our fourteen-year history. We attribute this success to our expertise, availability and prompt service. The Bank's experience and reputation in this area have grown, thereby enabling it to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank's real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual's financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.

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

         Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2003, our lease portfolio totaled $22.2 million or 5.22%, of our total loan portfolio, consisting of $16.5 million principal amount of leases originated by us and $5.7 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

         The primary risks related to our lease portfolio are the value of the underlying collateral and specific risks related to the business of each borrower. To address these risks, we attempt to understand the business of each borrower, value the underlying collateral appropriately and structure the loan amortization to ensure that the value of the collateral exceeds the lease balance during the term of the lease.

         Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2003, $27.0 million, or 6.37%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market. Due to interest rate risk considerations, we generally sell our fixed rate residential mortgage loans in the secondary market.

         In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2003, we originated approximately $1.5 billion of residential mortgage loans, and we sold approximately $1.6 billion in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced since 2001. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce market risk on mortgage loans in the process of origination and those held for sale.

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

         As with other loans to individuals, the risks related to residential mortgage loans include primarily the value of the underlying property and the financial strength and employment stability of the borrower. We attempt to manage these risks by performing a pre-funding underwriting that consists of the verification of employment and utilizes a detailed checklist of loan qualification requirements, including the source and amount of down payments, bank accounts, existing debt and overall credit.

         Consumer and other loans. As of December 31, 2003, our consumer and other loans totaled $29.7 million, or 6.99%, of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2003, approximately $20.0 million, or 4.71%, of our loan portfolio represented indirect installment loans. Our loans made through this program generally represent loans to purchase new automobiles. There are currently 22 dealerships participating in this program.

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

         - provide securities for use in pledging for public funds or repurchase agreements; and

         -    maximize after-tax income.

         We invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and bank-qualified obligations of state and local political subdivisions. In order to ensure the safety of principal, we typically do not invest in mortgage-backed securities, corporate debt, or other securities even though they are permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, act as a net seller or purchaser of these funds. The sale of federal funds is effectively short-term loans from us to other banks; while conversely, the purchase of federal funds is effectively short-term loans from other banks to us.

DEPOSIT SERVICES

         The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank's offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits of less than $100,000. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank also offers two types of short-term investment accounts. The Bank's money market account is a daily access account that bears a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. A significant portion of our deposit growth during 2003 and 2002 has been attributable to our Money Management Account, or "short-term parking account." The Money Management Account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account typically pays a tiered rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on time deposits. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable and low cost source of funding. The Bank's Funds Management policy also allows for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2003, the Bank had $35.8 million in brokered deposits, and the Bank does not anticipate brokered deposits becoming a significant percentage of its deposit base; however, we continue to evaluate their potential role in the Bank's overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.

INVESTMENT BROKERAGE SERVICES

         In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at our Overland Park, Shawnee and Olathe locations. Two individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2003, the amount of our fee income generated from investment brokerage services was $270,000.

TRUST SERVICES

         We began offering trust services in 1996. Until 1999, the Bank's trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank's trust business. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our complement of financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank's trust department include the administration of self-directed individual retirement accounts, qualified retirement plans, custodial and directed trust accounts. As of December 31, 2003, the Bank's trust department administered 195 accounts, with assets under management of approximately $90.4 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2003, the amount of our fee income from trust services was $217,000.

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

         We compete in our lending, investment brokerage and trust activities with other financial institutions, such as banks and thrift institutions, credit unions, automobile financing companies, mortgage companies, securities firms, investment companies and other finance companies. Many of our competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and state regulations governing state-chartered banks. As a result, these non-bank competitors have some advantages over us in providing certain products and services. Many of the financial institutions with which we compete are larger and possess greater financial resources, name recognition and market presence.

EMPLOYEES

         As of December 31, 2003, the Bank had approximately 261 full-time employees. Blue Valley, Blue Valley Building Corp., BVBC Capital Trust I, BVBC Capital Trust II and Blue Valley Investment Corp. did not have any employees. Blue Valley Insurances Services, Inc. had 2 full-time employees as of December 31, 2003. None of the employees of the Company's subsidiaries are subject to a collective bargaining agreement. We consider the Company's subsidiaries' relationship with their employees to be excellent.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2003, and their principal positions.

Name                                                 Age                          Positions
----                                                 ---                          ---------
Directors

Robert D. Regnier .................................   55    President, Chief Executive Officer and Chairman of the
                                                            Board of Directors of Blue Valley; President, Chief
                                                            Executive Officer and Director of the Bank
Donald H. Alexander................................   65    Director of Blue Valley and the Bank
Wayne A. Henry, Jr.................................   51    Director of Blue Valley
C. Ted McCarter....................................   67    Director of Blue Valley and Chairman of the Board of
                                                            Directors of the Bank
Thomas A. McDonnell................................   58    Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker...................................   68    Director of the Bank
Suzanne E. Dotson..................................   58    Director of the Bank
Charles H. Hunter..................................   61    Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino....................................   37    Senior Vice President and Chief Financial Officer of
                                                            the Bank; Treasurer of Blue Valley
Ralph J. Schramp...................................   54    Senior Vice President - Commercial Lending and
                                                            Business Development for the Bank
Sheila Stokes......................................   42    Senior Vice President - Retail Division of the Bank

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

         SOURCE OF STRENGTH. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Blue Valley Building Corp., Blue Valley Insurance Services, Inc., BVBC Capital Trust I and BVBC Capital Trust II are Blue Valley's only direct subsidiaries that are not banks.

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

         As of December 31, 2003, the Bank had capital in excess of the requirements for a "well-capitalized" institution.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT. The Bank, having over $500 million in total assets, is subject to numerous reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Act (FDICIA 112). The primary purpose of FDICIA 112 is to provide a framework for early risk identification in financial management through independent audits, more stringent reporting requirements and an effective system of internal controls.

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

         RESERVE REQUIREMENTS. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $6.6 million to $45.4 million plus 10% must be maintained against that portion of net transaction accounts in excess $45.4 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

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

ITEM 2: PROPERTIES

         The Company's principal office occupies 2.40 acres of ground on the corner of 119th and Riley streets in Overland Park, Kansas. The construction of the building was completed in 1994 and consists of 38,031 square feet. The building and land are subject to third-party mortgage indebtedness in the original principal amount of $2.5 million. As of December 31, 2003, the outstanding principal amount of this indebtedness was $1.3 million.

         In 2001, our Olathe, Kansas location was moved to a more suitable property occupying 0.41 acres of ground on the corner of Santa Fe and Ridgeview Streets. The building consists of 2,580 square feet on the main floor, plus basement storage.

         Our Shawnee, Kansas office currently occupies 425 square feet in a grocery store located at Highway K-7 and 55th Street. The lease for this space bears a primary term through December 2004. Our free-standing facility in Shawnee, Kansas is also located at Highway K-7 and 55th Street and was completed during the first quarter of 2001. The building consists of 4,000 square feet and occupies 0.85 acres of land.

         In January 2003, we purchased a 55,000 square foot building located on the northwest corner of College Boulevard and Lowell in Overland Park, Kansas. This building occupies 3.10 acres of ground and is leased to the Bank. The Bank consolidated its mortgage operations and operates a small branch at this facility.

         Our current Leawood, Kansas banking center opened in 2002 and occupies 400 square feet in a grocery store located at 135th Street and Mission Road. The lease for this space bears a primary term through June, 2005. Additionally, in 2001 we purchased undeveloped land on the corner of 135th Street and Mission Road for the purposes of constructing a full-service banking center within a two-story 20,000 square foot office building. We are nearing the completion of the building and anticipate the banking center will open in the second quarter of 2004.

         In 1998, we purchased approximately 1.34 acres of undeveloped land on the corners of K-68 and US 69 Highway in Louisburg, Kansas, just south of Johnson County for potential future development as a full-service branch.

ITEM 3: LEGAL PROCEEDINGS

         We are involved from time to time in routine litigation incidental to our business. We are not a party to any pending litigation that is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET FOR COMMON STOCK

         We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board since July 2002 under the symbol "BVBC." As of February 29, 2004, there were approximately 136 stockholders of record of our common stock. The following table sets forth the high and low prices of the Company's common stock based on close quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    2003                   2002
Fiscal Period                 High        Low        High        Low
   First Quarter           $  25.84    $  20.53    $   n.a.    $    n.a.
   Second Quarter             27.83       22.42        n.a.         n.a.
   Third Quarter              29.82       26.34       26.66        16.82
   Fourth Quarter             30.07       24.85       22.51        20.03

         DIVIDENDS

         During December 2003, our board of directors declared a cash dividend on our common stock. A $0.15 per share dividend was paid on January 30, 2004, to stockholders of record on December 31, 2003. During December 2002, our board of directors declared a cash dividend of $0.10 per share of common stock and the dividend was paid on January 15, 2003 to stockholders of record on December 31, 2002.

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

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents our consolidated financial data as of and for the five years ended December 31, 2003, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2003, have been derived from our audited consolidated financial statements.

                                                                                      AS OF AND FOR THE
                                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------------
                                                             2003            2002            2001           2000           1999
                                                         ------------    ------------    ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest income:
   Loans, including fees ..............................  $     28,293    $     26,857    $     27,921   $     26,733   $     20,422
   Federal funds sold and interest-bearing deposits ...            49             297             679            777            431
   Securities .........................................         2,070           3,405           4,541          3,607          2,755
                                                         ------------    ------------    ------------   ------------   ------------
      Total interest income ...........................        30,412          30,559          33,141         31,117         23,608
                                                         ------------    ------------    ------------   ------------   ------------

Interest expense:
   Interest-bearing demand deposits ...................           165             388             815            872            644
   Savings and money market deposit accounts ..........         2,204           2,711           4,846          5,726          3,156
   Other time deposits ................................         6,935           7,759           9,775          7,555          6,032
   Funds borrowed .....................................         4,245           3,368           2,958          2,543          1,372
                                                         ------------    ------------    ------------   ------------   ------------
      Total interest expense ..........................        13,549          14,226          18,394         16,696         11,204
                                                         ------------    ------------    ------------   ------------   ------------
      Net interest income .............................        16,863          16,333          14,747         14,421         12,404
Provision for loan losses .............................         1,350           2,920           2,400          1,950          2,144
                                                         ------------    ------------    ------------   ------------   ------------
      Net interest income after provision for loan
        losses ........................................        15,513          13,413          12,347         12,471         10,260
                                                         ------------    ------------    ------------   ------------   ------------

Non-interest income:
   Loans held for sale fee income .....................        19,866          16,690           6,931          1,154          1,623
   NSF charges & service fees .........................         1,283           1,026             836            655            553
   Other service charges ..............................           924             821             796            963            659
   Realized gain on available-for-sale securities .....             -             193             500              -              3
   Other income .......................................           463             281             203            284            186
                                                         ------------    ------------    ------------   ------------   ------------
      Total non-interest income .......................        22,536          19,011           9,266          3,056          3,024

Non-interest expense:
   Salaries and employee benefits .....................        19,670          16,437          10,063          5,856          4,578
   Occupancy ..........................................         3,137           2,101           1,574          1,124            894
   FDIC and other insurance ...........................           174             161             140            177            113
   General & administrative ...........................         6,304           5,417           3,933          3,136          3,095
                                                         ------------    ------------    ------------   ------------   ------------
      Total non-interest expense ......................        29,285          24,116          15,710         10,293          8,680
                                                         ------------    ------------    ------------   ------------   ------------
   Income before income taxes .........................         8,764           8,308           5,903          5,234          4,604
      Income tax provision ............................         3,130           2,912           1,960          1,757          1,521
                                                         ------------    ------------    ------------   ------------   ------------
      Net income ......................................  $      5,634    $      5,396    $      3,943   $      3,477   $      3,083
                                                         ============    ============    ============   ============   ============

PER SHARE DATA
   Basic earnings .....................................  $       2.51    $       2.48    $       1.82   $       1.62   $       1.45
   Diluted earnings ...................................          2.43            2.40            1.77           1.59           1.42
   Dividends ..........................................          0.15            0.10               -              -              -
   Book value basic (at end of period) ................         17.64           15.47           13.11          11.12           8.83
   Weighted average common shares outstanding:
       Basic ..........................................     2,244,930       2,178,803       2,165,030      2,141,523      2,131,372
       Diluted ........................................     2,320,840       2,252,929       2,222,166      2,191,305      2,166,008
   Dividend payout ratio ..............................          5.98%           4.04%              -%             -%             -%

                                                                                     AS OF AND FOR THE
                                                                                  YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                             2003           2002           2001           2000           1999
                                                          -----------    -----------    -----------    -----------    -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA
   (AT END OF PERIOD):
Total securities ......................................   $   105,736    $    61,364    $    77,676    $    78,503    $    48,646
Total mortgage loans held for sale ....................        18,297        119,272         41,853          1,207            952
Total loans ...........................................       424,620        380,082        334,075        287,669        250,410
Total assets ..........................................       626,485        605,183        492,023        414,667        332,613
Total deposits ........................................       470,495        423,787        394,245        338,221        268,145
Funds borrowed ........................................       111,153        141,381         65,174         49,917         43,177
Total stockholders' equity ............................        40,198         34,344         28,525         23,815         18,869
Trust assets under administration .....................        90,389         44,245         41,571         35,268         19,436

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
      Net interest margin (1) .........................          3.01%          3.35%          3.51%          4.35%          4.77%
      Non-interest income to average assets ...........          3.62           3.55           2.02           0.84           1.06
      Non-interest expense to average assets ..........          4.71           4.51           3.43           2.84           3.04
      Net overhead ratio (2) ..........................          1.08           0.95           1.41           2.00           1.98
      Efficiency ratio (3) ............................         74.33          68.23          65.42          58.89          56.26
      Return on average assets (4) ....................          0.91           1.01           0.86           0.96           1.08
      Return on average equity (5) ....................         14.85          17.34          15.26          16.84          17.43

Asset Quality Ratios:
      Non-performing loans to total loans .............          0.72%          0.29%          0.92%          0.86%          0.21%
      Allowance for possible loan losses to:
        Total loans ...................................          1.66           1.82           1.58           1.54           1.52
        Non-performing loans ..........................        230.79         618.29         171.96         179.47         710.80
      Net charge-offs to average total loans ..........          0.30           0.36           0.51           0.49           0.32
      Non-performing assets to total assets ...........          0.50           0.18           0.62           0.60           0.16

Balance Sheet Ratios:
      Loans to deposits ...............................         90.25%         89.69%         84.74%         85.05%         93.39%
      Average interest-earning assets to average
        interest-bearing liabilities ..................        114.61         115.64         114.50         113.30         116.11

Capital Ratios:
      Total equity to total assets ....................          6.42%          5.67%          5.80%          5.74%          5.67%
      Total capital to risk-weighted assets ratio .....         12.41          10.13          10.69          11.95           8.07
      Tier 1 capital to risk-weighted assets ratio ....         10.04           8.82           8.87           9.51           6.82
      Tier 1 capital to average assets ratio ..........          8.31           7.74           7.17           7.47           5.80
      Average equity to average assets ratio ..........          6.10           5.82           5.64           5.70           6.20

---------------------

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

CRITICAL ACCOUNTING POLICIES

         Please refer to Note 1 of our consolidated financial statements where we present a listing and discussion of our most significant accounting policies. After a review of these policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates, underlying these policies. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

         As presented in Note 1 and Note 3 to the consolidated financial statements, the allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The adequacy of the allowance is analyzed monthly based on internal loan reviews and qualitative measurements of our loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others:

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

         We discuss our accounting for stock-based compensation in greater detail in Note 1 to our consolidated financial statements. Included in Note 1 is the effect on our net income in the event we change our accounting of stock options to the guidance presented by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" from our current policy, which follows Accounting Principles Board Opinion No. 25.

OVERVIEW

         Net income for 2003 was $5.6 million, a $238,000, or 4.41% increase over the $5.4 million earned in 2002. The principal contributors to our increase in net income during 2003 were increases in net interest and non-interest income. Diluted earnings per share increased 1.25% to $2.43 for the year ended December 31, 2003 from $2.40 in the previous year. The Company's returns on average assets and average stockholders' equity for 2003 were 0.91% and 14.85%, compared to 1.01% and 17.34%, respectively, for 2002.

         Net interest income for 2003 was $16.9 million compared to $16.3 million earned during 2002. The increase of $530,000 or 3.24% was primarily the result of an increase in earning assets.

         Non-interest income increased 18.54% to $22.5 million in 2003 from $19.0 million in 2002. Non-interest income to average assets increased to 3.62% in 2003 from 3.55% in 2002. The expansion of the Company's mortgage capabilities coupled with continued declines in market interest rates resulted in a significant increase in the number of residential mortgage loans originated and sold in 2003 compared to 2002. This resulted in higher origination fees during 2003 than during 2002. However, increases in market rates, which occurred during the second half of 2003, resulted in lower loans held for sale fee income. Future market interest rate fluctuations and their resultant impact on loans held for sale fee income are difficult to project or quantify; however, it is likely that a future rise in interest rates would have a detrimental impact on mortgage loan refinancing and lower loans held for sale fee income.

         Total assets for the Company at December 31, 2003, were $626.5 million, an increase of $21.3 million, or 3.51%, from $605.2 million at December 31, 2002. Deposits and stockholders' equity at December 31, 2003 were $470.5 million and $40.2 million, compared with $423.8 million and $34.3 million at December 31, 2002, increases of $46.7 million, or 11.02%, and $5.9 million, or 17.04%, respectively.

         Loans at December 31, 2003 totaled $424.6 million, an increase of $44.5 million, or 11.71%, compared to December 31, 2002. The loan to deposit ratio at December 31, 2003 was 90.25% compared to 89.69% at December 31, 2002. The increase in the loan to deposit ratio was due to loan growth, which, on a relative basis, slightly outpaced deposit growth. Our funding philosophy for loans not held for sale has been to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank's capital base.

         Our low level of non-performing assets reflects the Bank's conservative underwriting policies and aggressive management of impaired loans and has resulted in low levels of nonaccrual loans. Over the five years ended December 31, 2003, our non-performing loans to total loans ratio has averaged 0.69%. As of December 31, 2003, our ratio of non-performing loans to total loans was 0.72%, which was slightly above the historical average. Our non-performing credit relationships are regularly reviewed and closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. Over the five years ended December 31, 2003, our ratio of allowance for loan losses to non-performing loans has exceeded

170.00%. As of December 31, 2003, our ratio of allowance for loan losses to non-performing loans was 230.79%, compared to 618.29% at December 31, 2002.

         The net charge-off ratio has averaged 0.40% for the five years ended December 31, 2003. Our net charge-off ratio for the year ended December 31, 2003 was 0.30%, which was significantly below our historical average. The Bank continues to aggressively manage defaults in the loan portfolio in a softer economic environment. Management intends to vigorously pursue collection of all charged-off leases and loans.

NET INTEREST INCOME

         A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent
(FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets.

         Years ended December 31, 2003 and 2002. FTE net interest income for 2003 increased to $17.2 million from $16.7 million in 2002, a $487,000, or 2.92%, increase.

         FTE interest income for 2003 was $30.7 million, a decrease of $190,000, or 0.62%, from $30.9 million in 2002, primarily as a result of continued asset repricing in the current low interest rate environment. The yield on average interest-earning assets fell to 5.38%, as compared to 6.21% in 2002, a decline of 83 basis points. Average interest earning assets increased $73.3 million, or 14.73%, during 2003. Due to the increase in earning asset volume, loan interest and fee income increased to $28.3 million in 2003 from $26.9 million in 2002, or 5.34%. Interest income on investment securities decreased by $1.4 million, or 36.77%, in 2003 compared to the prior year. The decline in market interest rates caused many of the securities in our portfolio to be called. Generally, the resultant return in principal was reinvested at lower yields; consequently, the overall impact on the portfolio has been a decline in the yield in 2003 compared to the prior year. The effect of the increase in earning assets was generally offset by the decrease in yield.

         Interest expense for 2003 was $13.5 million, down $677,000, or 4.76%, from $14.2 million in 2002. The decrease results from a decline in the yields paid on our interest bearing liabilities, primarily interest-bearing deposits. Although total average interest bearing liabilities increased $67.9 million or 15.76% during 2003 mostly due to the increases in money market and time deposits and FHLB borrowings, the yield on our total average interest bearing liabilities and deposits decreased to 2.72% and 2.50%, respectively, in 2003 compared to 3.31% and 3.08% in 2002, respectively, decreases of 59 and 58 basis points, respectively.

         Years ended December 31, 2002 and 2001. FTE net interest income for 2002 increased to $16.7 million from $15.1 million in 2001, a $1.6 million, or 10.27%, increase.

         FTE interest income for 2002 was $30.9 million, a decrease of $2.6 million, or 7.80%, from $33.5 million in 2001, primarily as a result of continued decreases in market interest rates during 2002. The yield on average interest-earning assets fell to 6.21%, as compared to 7.79% in 2001, a decline of 158 basis points. Average interest earning assets increased $67.4 million or 15.67% during 2002. Due to the decrease in yields, loan interest and fee income decreased slightly to $26.9 million in 2002 from $27.9 million in 2001, or 3.81%. Interest income on investment securities decreased by $1.2 million, or 23.77% in 2002 compared to the prior year. The decline in market interest rates caused many of the securities in our portfolio to be called. Some of the resultant return in principal has been reinvested; however, the overall impact on the portfolio has been a decline in the balance and yield in 2002 compared to the prior year.

         Interest expense for 2002 was $14.2 million, down $4.2 million, or 22.66%, from $18.4 million in 2001. The decrease results from a decline in the yields paid on our interest bearing liabilities, primarily interest-bearing deposits. The yield on our total average interest bearing liabilities and deposits decreased to 3.31% and 3.08%, respectively, in 2002 compared to 4.89% and 4.81% in 2001, respectively, decreases of 158 and 173 basis points, respectively. Total interest bearing liabilities increased $54.6 million or 14.52% during 2002. This increase was attributable mainly to the increases in savings, money market and time deposits and FHLB borrowings.

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

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                              YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                                        2003                              2002
                                                        --------------------------------   ---------------------------------
                                                                                 AVERAGE                             AVERAGE
                                                         AVERAGE                  YIELD/    AVERAGE                   YIELD/
                                                         BALANCE      INTEREST    RATE      BALANCE      INTEREST     RATE
                                                        ----------   ----------  -------   ----------   ----------   -------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold ..................................   $    5,500   $       49    0.89%   $   18,171   $      297     1.63%
Investment securities - taxable .....................       55,259        1,489    2.69        51,273        2,741     5.34
Investment securities - non-taxable (1) .............       12,885          881    6.84        14,526        1,007     6.93
Mortgage loans held for sale ........................       86,808        4,460    5.14        63,866        3,937     6.17
Loans, net of unearned discount and fees ............      410,593       23,833    5.80       349,879       22,920     6.55
                                                        ----------   ----------            ----------   ----------
      Total earning assets ..........................      571,045       30,712    5.38       497,715       30,902     6.21
                                                        ----------   ----------            ----------   ----------
Cash and due from banks - non-interest bearing ......       30,453                             22,910
Allowance for possible loan losses ..................       (7,592)                            (5,547)
Premises and equipment, net .........................       16,388                              9,380
Other assets ........................................       12,129                             10,546
                                                        ----------                         ----------
      Total assets ..................................   $  622,423                         $  535,004
                                                        ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
    Interest-bearing demand accounts ................   $   26,415   $      165    0.63%   $   29,779   $      388     1.30%
    Savings and money market deposits ...............      150,503        2,204    1.46       146,132        2,711     1.86
    Time deposits ...................................      195,599        6,935    3.55       176,762        7,759     4.39
                                                        ----------   ----------            ----------   ----------
      Total interest-bearing deposits ...............      372,517        9,304    2.50       352,673       10,858     3.08
                                                        ----------   ----------            ----------   ----------
Short-term borrowings ...............................       44,230          451    1.02        21,722          266     1.22
Long-term debt ......................................       81,499        3,794    4.66        55,993        3,102     5.54
                                                        ----------   ----------            ----------   ----------
      Total interest-bearing liabilities ............      498,246       13,549    2.72       430,388       14,226     3.31
                                                        ----------   ----------            ----------   ----------
Non-interest bearing deposits .......................       81,269                             69,550       53,324
 Other liabilities ..................................        4,959                              3,952
  Stockholders' equity ..............................       37,949                             31,114
                                                        ----------                         ----------
      Total liabilities and stockholders' equity ....   $  622,423                         $  535,004
                                                        ==========                         ==========
  Net interest income/spread ........................                $   17,163    2.66%                $   16,676     2.90%
                                                                     ==========    ====                 ==========     ====
  Net interest margin................................                              3.01%                               3.35%
                                                                                   ====                                ====
                                                                  YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                                           2001
                                                        ------------------------------------------
                                                                                        AVERAGE
                                                          AVERAGE                        YIELD/
                                                          BALANCE        INTEREST        RATE
                                                        ------------   ------------     -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold ..................................   $     15,269   $        679      4.45%
Investment securities - taxable .....................         59,010          3,811      6.46
Investment securities - non-taxable (1) .............         15,782          1,105      7.00
Mortgage loans held for sale ........................         29,505          1,752      5.94
Loans, net of unearned discount and fees ............        310,727         26,169      8.42
                                                        ------------   ------------
      Total earning assets ..........................        430,293         33,516      7.79
                                                        ------------   ------------
Cash and due from banks - non-interest bearing ......         16,224
Allowance for possible loan losses ..................         (4,809)
Premises and equipment, net .........................          7,435
Other assets ........................................          9,133
                                                        ------------
      Total assets ..................................   $    458,276
                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
    Interest-bearing demand accounts ................   $     31,441   $        815      2.59%
    Savings and money market deposits ...............        131,492          4,846      3.69
    Time deposits ...................................        158,078          9,775      6.18
                                                        ------------   ------------
      Total interest-bearing deposits ...............        321,011         15,436      4.81
                                                        ------------   ------------
Short-term borrowings ...............................         21,862            667      3.05
Long-term debt ......................................         32,937          2,291      6.96
                                                        ------------   ------------
      Total interest-bearing liabilities ............        375,810         18,394      4.89
                                                        ------------   ------------
Non-interest bearing deposits .......................         53,324
 Other liabilities ..................................          3,295
  Stockholders' equity ..............................         25,847
                                                        ------------
      Total liabilities and stockholders' equity ....   $    458,276
                                                        ============
  Net interest income/spread ........................                  $     15,122      2.88%
                                                                       ============      ====
  Net interest margin................................                                    3.51%
                                                                                         ====

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2003, 2002 and 2001, the tax equivalency adjustment amounted to $300,000, $343,000, and 186,000, respectively

         Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

         - changes in volume, reflecting changes in volume multiplied by the current period rate; and

         - changes in rate, reflecting changes in rate multiplied by the prior period volume.

             CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE
                                    VARIANCES

                                                                YEAR ENDED DECEMBER 31,
                                         2003 COMPARED TO 2002                           2002 COMPARED TO 2001
                                 CHANGE          CHANGE                          CHANGE          CHANGE
                                 DUE TO          DUE TO          TOTAL           DUE TO          DUE TO          TOTAL
                                  RATE           VOLUME          CHANGE           RATE           VOLUME          CHANGE
                              ------------    ------------    ------------    ------------    ------------    ------------
Federal funds sold            $       (135)   $       (113)   $       (248)   $       (429)   $         47    $       (382)
Investment securities -
  taxable                           (1,359)            107          (1,252)           (657)           (414)         (1,071)
Investment securities -
  non-taxable (1)                      (14)           (112)           (126)            (11)            (87)            (98)
Mortgage loans held for
  sale                                (656)          1,179             523              67           2,118           2,185
Loans, net of unearned
  discount                          (2,611)          3,524             913          (5,813)          2,565          (3,248)
                              ------------    ------------    ------------    ------------    ------------    ------------
   Total interest income            (4,775)          4,585            (190)         (6,843)          4,229          (2,614)
                              ------------    ------------    ------------    ------------    ------------    ------------
Interest-bearing demand
  accounts                            (202)            (21)           (223)           (405)            (22)           (427)
Savings and money market
  deposits                            (571)             64            (507)         (2,407)            272          (2,135)
Time deposits                       (1,492)            668            (824)         (2,836)            820          (2,016)
Short-term borrowings                  (45)            230             185            (399)             (2)           (401)
Long-term debt                        (495)          1,187             692            (466)          1,277             811
                              ------------    ------------    ------------    ------------    ------------    ------------
   Total interest expense           (2,805)          2,128            (677)         (6,513)          2,345          (4,168)
                              ------------    ------------    ------------    ------------    ------------    ------------
Net interest income           $     (1,970)   $      2,457    $        487    $       (330)   $      1,884    $      1,554
                              ============    ============    ============    ============    ============    ============

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

         We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2003, we provided $1.4 million for loan losses, as compared to $2.9 million for the year ended December 31, 2002, a decrease of $1.6 million, or 53.77%. During 2003, our provision for loan losses decreased due to an overall improvement in credit quality, as indicated by the decline in total impaired loans to $10.2 million at December 31, 2003 from $11.7 million at December 31, 2002. The provision for 2002 had been increased due to risks associated with one commercial credit. The loan portfolio increased to $424.6 million in 2003 from $380.1 million in 2002, or 11.71%. The provision for loan losses increased to $2.9 million in 2002 from $2.4 million in 2001, or 21.67%, while the loan portfolio increased to $380.1 million in 2002 from $334.1 million in 2001, or 13.77%.

         The allowance for loan losses as a percentage of loans was 1.66% at December 31, 2003, as compared to 1.82% in 2002 and 1.58% in 2001. The decrease in this percentage from December 31, 2002 was primarily due to the increased provision for 2002 discussed in the previous paragraph. Therefore, with the exception of the increase in the 2002 allowance, the December 31, 2003 percentage is consistent with previous years as displayed in the

Summary of Loan Loss Experience and Related Information table on page 29. We increased the allowance for loan losses in 2003, 2002 and 2001 based upon an analysis of several factors, including the impairment and general reserve factor analysis referred to in our Critical Accounting Policies and changes in the loan mix. Total impaired loans decreased to $10.2 million with a related reserve of $1.5 million at December 31, 2003 compared to $11.7 million and $1.8 million, respectively, at December 31, 2002. General reserve factors, which are applied to categories of unimpaired loans, resulted in a decrease in the overall general reserve percentage to 1.34% at December 31, 2003 compared to 1.38% at December 31, 2002. The overall general reserve percentage at December 31, 2001 was 1.17%. The decrease in the general reserve factor in 2003 is attributable to changes in the loan portfolio mix, with larger relative amounts of loans in loan categories bearing lower general reserve factors.

         Due to the factors discussed above and the growth in our commercial real estate and construction loan portfolios, the overall result was a higher allowance for loan losses at December 31, 2003 compared with December 31, 2002. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

NON-INTEREST INCOME

         The following table describes the items of our non-interest income for the periods indicated:

                               NON-INTEREST INCOME

                                                             YEAR ENDED DECEMBER 31
                                                        --------------------------------
                                                           2003       2002       2001
                                                        ---------- ---------- ----------
                                                                 (IN THOUSANDS)
Loans held for sale fee income ........................ $   19,866 $   16,690 $    6,931
NSF charges and service fees ..........................      1,283      1,026        836
Other service charges .................................        924        821        796
Net realized gains on sales of investment securities ..          -        193        500
Other income ..........................................        463        281        203
                                                        ---------- ---------- ----------
      Total non-interest income ....................... $   22,536 $   19,011 $    9,266
                                                        ========== ========== ==========

         Non-interest income increased to $22.5 million, or 18.54%, during 2003, from $19.0 million during 2002. This increase is attributable to increases in loans held for sale fee income of $3.2 million and NSF charges and services fees of $257,000. We experienced growth in our loans held for sale income due to the expansion of our national and local mortgage capabilities concurrent with favorable conditions for residential mortgage origination and refinancing. Mortgage originations and refinancing continued to flourish due to the low interest rate environment which began in 2001 and persisted through 2003. The volume of closed residential mortgages grew to over $1.5 billion in 2003 from $1.3 billion and $640 million in 2002 and 2001, respectively. However, mortgage rates increased modestly during the second half of 2003, and the volume of mortgage refinancing activity declined dramatically. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, increased by $103,000 or 12.54% from 2002 to 2003. In 2002, we took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we realized $193,000 of net gains on the sales in 2002. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the persistence of the low interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Future growth of other non-interest income categories is dependent upon new product development, and growth in our customer base.

         Non-interest income increased to $19.0 million, or 105.17%, during 2002, from $9.3 million during 2001. This increase is attributable to increases in loans held for sale fee income of $9.8 million and NSF charges and services fees of $190,000. We experienced significant growth in our loans held for sale income due to the expansion of our national and local mortgage capabilities concurrent with favorable conditions for residential mortgage origination and refinancing. Mortgage originations and refinancing continued to flourish due to the low interest rate environment which began in 2001 and persisted through 2002. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, remained relatively unchanged from 2001. In 2002 and 2001, we took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio by selling some of our longer-term bonds. Due to the yield environment when we sold the securities, we realized $193,000 and $500,000 of net gains on the sales in 2002 and 2001, respectively.

NON-INTEREST EXPENSE

         The following table describes the items of our non-interest expense for the periods indicated.

                              NON-INTEREST EXPENSE

                                             YEAR ENDED DECEMBER 31
                                      ------------------------------------
                                         2003         2002         2001
                                      ----------   ----------   ----------
                                                 (IN THOUSANDS)
Salaries and employee benefits ....   $   19,670   $   16,437   $   10,063
Occupancy .........................        3,137        2,101        1,574
FDIC and other insurance expense ..          174          161          140
General and administrative ........        6,304        5,417        3,933
                                      ----------   ----------   ----------
     Total non-interest expenses ..   $   29,285   $   24,116   $   15,710
                                      ==========   ==========   ==========

         Non-interest expense increased to $29.3 million, or 21.43%, during 2003, as compared to $24.1 million in the prior year. This increase is primarily attributable to increases in salaries and employee benefits and occupancy expenses, consistent with the Company's growth. Our salaries and employee benefits expense increased to $19.7 million in 2003, or 19.66%, from $16.4 million in 2002, mainly due to volume-related growth in incentive compensation related to mortgage origination activity as well as additional staff to facilitate our growth. We manage our staffing levels to accommodate the volume of our business. During 2003, FTEs fluctuated from approximately 257 to 313, and ended the year at approximately 263. The fluctuations in our staffing levels were primarily attributable to fluctuations in the volume of mortgage originations during the year. Occupancy expenses increased to $3.1 million, or 49.30% in 2003, from $2.1 million in 2002, primarily due to the addition of our 7900 College facility and higher telecommunication and depreciation expenses related to our growth and expansion. General and administrative expenses increased $887,000 to $6.3 million in 2003, compared to $5.4 million in 2002, principally due to increased marketing, postage/courier, and loan processing fees associated with the increased volume in the Company's mortgage origination departments. Future increases in non-interest expense are dependent upon continued growth of the Company, especially our mortgage origination business.

         Non-interest expense increased to $24.1 million, or 53.51%, during 2002, as compared to $15.7 million in the prior year. This increase was primarily attributable to increases in salaries and employee benefits and occupancy expenses, consistent with the Company's growth. Our salaries and employee benefits expense increased to $16.4 million in 2002, or 63.34%, from $10.1 million in 2001, as we hired additional staff to facilitate our growth. We had 262 full-time equivalent employees at December 31, 2002 compared to 217 at December 31, 2001. Many areas of the Company added employees to manage growth. Occupancy expenses increased to $2.1 million, or 33.48% in 2002, from $1.6 million in 2001, primarily due to increases in depreciation, rent, telephone expenses, and repairs and maintenance as the Company expanded its infrastructure to facilitate growth. General and administrative expenses increased $1.5 million to $5.4 million in 2002, compared to $3.9 million in 2001, principally due to increased marketing, postage/courier, and loan processing fees associated with the increased volume in the Company's mortgage origination departments.

INCOME TAXES

         Our income tax expense during 2003 was $3.1 million, compared to $2.9 million during 2002, and $2.0 million during 2001. These increases reflect our higher earnings for the current and previous fiscal years. Our consolidated effective income tax rates of 35.71%, 35.05% and 33.20% for the three respective years ended December 31, 2003 varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.

FINANCIAL CONDITION

         Lending Activities. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on construction, commercial and commercial real estate, residential real estate, personal lending and leasing. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 46.45% of our total loans at December 31, 2003, 43.40% of our total loans at December 31, 2002, and 44.62% of our total loans at year end 2001. These loans increased at an 18.41% compound annual rate during the three-year period ended December 31, 2003.

         Loans were $424.6 million at December 31, 2003, an increase of $44.5 million, or 11.71%, compared to December 31, 2002. Loans at December 31, 2002 were $380.1 million, an increase of $46.0 million, or 13.77%, compared to December 31, 2001. Increases in deposits and Federal Home Loan Bank borrowings facilitated our loan growth during 2003. The loan to deposit ratio increased to 90.25%, compared to 89.69% at December 31, 2002, and 84.74% at December 31, 2001.

         We experienced increases in most loan categories during 2003. The growth of our commercial, commercial real estate and residential real estate portfolios is a result of the economic growth and development of our market area, coupled with the efforts and experience of our lending staff. The Company targets consumer lending lines of business in an effort to more broadly diversify our risk across multiple lines of business. Historically, a significant portion of the growth in our personal lending lines was attributable to growth in our indirect automobile loan portfolio. In 2003, additional sales officers cultivated additional dealer relationships as well as additional business from existing dealers and our indirect loan portfolio grew by $7.9 million or 64.67%. The growth in 2003 reversed a two-year decline which started in 2001 when we encountered significant competition from national finance companies offering below market rate financing incentives. We also encountered a considerable number of early pay-offs within other categories of our consumer loan portfolio due to customer refinancing, resulting in an overall net increase of $2.9 million in the consumer loan portfolio.

         The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                                      AS OF DECEMBER 31,
                              -----------------------------------------------------------------
                                        2003                  2002                  2001
                              --------------------   -------------------   -------------------
                               AMOUNT      PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                              ----------   -------   ---------   -------   ---------   -------
                                                    (DOLLARS IN THOUSANDS)
Commercial ................   $  109,818    25.86%   $  93,658    24.64%   $  85,311    25.54%
Commercial real estate ....       87,438    20.59       71,295    18.76       63,756    19.08
Construction ..............      123,445    29.08      127,071    33.43       93,656    28.03
Leases ....................       22,175     5.22       22,600     5.95       24,221     7.25
Residential real estate ...       27,017     6.37       21,581     5.68       24,460     7.32
Consumer ..................       29,701     6.99       26,750     7.04       29,895     8.96
Home equity ...............       25,026     5.89       17,127     4.50       12,776     3.82
                              ----------   ------    ---------   ------    ---------   ------
   Total loans and
     leases ...............      424,620   100.00%     380,082   100.00%     334,075   100.00%
                                           ======                ======                ======
Less allowance for
  loan losses .............        7,051                 6,914                 5,267
                              ----------             ---------             ---------
Loans receivable, net .....   $  417,569             $ 373,168             $ 328,808
                              ==========             =========             =========

                                          AS OF DECEMBER 31,
                              ------------------------------------------
                                        2000                  1999
                              --------------------   -------------------
                                AMOUNT     PERCENT     AMOUNT    PERCENT
                              ----------   -------   ---------   -------
                                        (DOLLARS IN THOUSANDS)
Commercial ................   $   76,556    26.61%   $  64,552    25.78%
Commercial real estate ....       42,267    14.69       26,617    10.63
Construction ..............       59,733    20.76       41,007    16.38
Leases ....................       25,302     8.81       30,416    12.14
Residential real estate ...       37,290    12.96       33,251    13.28
Consumer ..................       35,864    12.47       44,747    17.87
Home equity ...............       10,657     3.70        9,820     3.92
                              ----------   ------    ---------   ------
   Total loans and
     leases ...............      287,669   100.00%     250,410   100.00%
                                           ======                ======
Less allowance for
  loan losses .............        4,440                 3,817
                              ----------             ---------
Loans receivable, net .....   $  283,229             $ 246,593
                              ==========             =========














         Collateral and Concentration. At December 31, 2003, 2002 and 2001, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $123.4 million, or 29.08%, of total loans, as of December 31, 2003. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans. The Bank's lending limit under federal law to any one borrower was $14.2 million at December 31, 2003. The Bank's largest single borrower, net of participations, at December 31, 2003 had outstanding loans of $12.8 million.

         The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2003, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2003 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                                         AS OF DECEMBER 31, 2003
                               ---------------------------------------------------------------------------
                                                                                      MORE THAN ONE YEAR
                                                                                   -----------------------
                                LESS THAN     ONE TO     OVER FIVE
                                ONE YEAR    FIVE YEARS     YEARS        TOTAL        FIXED       VARIABLE
                               ----------   ----------   ---------    ----------   ----------   ----------
                                                             (IN THOUSANDS)
Commercial Real Estate .....   $   13,506   $   60,208   $   13,724   $   87,438   $   32,281   $   41,651
Commercial .................       53,083       49,458        7,277      109,818       14,637       42,098
Construction ...............       97,179       23,347        2,917      123,445        4,330       21,934

NON-PERFORMING ASSETS

         Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                                                                                  AS OF DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                             2003          2002          2001          2000          1999
                                                          ----------    ----------    ----------    ----------    ----------
                                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
      Past due 90 days or more ........................   $      337    $       54    $        -    $      206    $        -
      Nonaccrual ......................................        1,991           582           824           499             -
Installment loans:
      Past due 90 days or more ........................            4             -            33             -             -
      Nonaccrual ......................................            -             -            13            37            87
Credit cards and related plans:
      Past due 90 days or more ........................           39            23             -             -             -
      Nonaccrual ......................................            -             -             -             -             -
Commercial and all other loans:
      Past due 90 days or more ........................          117             -            76            24            50
      Nonaccrual ......................................          318           233           752         1,326           375
Lease financing receivables:
      Past due 90 days or more ........................            -             3             -             -             -
      Nonaccrual ......................................          249           223         1,365           382            25
Debt securities and other assets (excluding
  other real estate owned and other repossessed
  assets):
      Past due 90 days or more ........................            -             -             -             -             -
      Nonaccrual ......................................            -             -             -             -             -
                                                          ----------    ----------    ----------    ----------    ----------
       Total non-performing loans .....................        3,055         1,118         3,063         2,474           537
                                                          ----------    ----------    ----------    ----------    ----------
Foreclosed assets held for sale .......................          416           614            49           334           186
                                                          ----------    ----------    ----------    ----------    ----------
       Total non-performing assets ....................   $    3,471    $    1,732    $    3,112    $    2,808    $      723
                                                          ==========    ==========    ==========    ==========    ==========
Total non-performing loans to total loans .............         0.72%         0.29%         0.92%         0.86%         0.21%
Total non-performing loans to total assets ............         0.50          0.18          0.62          0.60          0.16
Allowance for loan losses to non-performing loans .....       230.79        618.29        171.96        179.47        710.80
Non-performing assets to loans and foreclosed
 assets held for sale .................................         0.82          0.46          0.93          0.97          0.29

                              NON-PERFORMING ASSETS

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

         Impaired loans totaled $10.2 million at December 31, 2003, $11.7 million at December 31, 2002, and $8.4 million at December 31, 2001, with related allowances for loan losses of $1.5 million, $1.8 million, and $1.5 million, respectively.

         Total interest income of $736,000, $699,000 and $923,000 was recognized on average impaired loans of $11.7 million, $9.6 million and $6.6 million for 2003, 2002 and 2001, respectively. Included in this total is cash basis interest income of $67,000, $46,000 and $202,000 recognized on nonaccrual impaired loans during 2003, 2002 and 2001, respectively.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                                               AS OF AND FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                             2003        2002        2001        2000        1999
                                                           --------    --------    --------    --------    --------
                                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period .........................   $  6,914    $  5,267    $  4,440    $  3,817    $  2,341

Loans charged-off:
      Commercial real estate ...........................        395         323          --          --          --
      Residential real estate ..........................         --          --           5          --          --
      Commercial .......................................        802         323       1,015         343         567
      Personal .........................................         68          66          80         153          47
      Home equity ......................................         10          --          --          --          --
      Construction .....................................         --          --          --          --          --
      Leases ...........................................        279         870         836       1,034         158
                                                           --------    --------    --------    --------    --------
           Total loans charged-off .....................      1,554       1,582       1,936       1,530         772
Recoveries:
      Commercial real estate ...........................         10           1          --          --          --
      Residential real estate ..........................         --          --           5          --          --
      Commercial .......................................         77         123         119         104          90
      Personal .........................................         35          23          41          46           2
      Home equity ......................................         --          --          --          --          --
      Construction .....................................         --          --          --          --          --
      Leases ...........................................        219         162         198          53          12
                                                           --------    --------    --------    --------    --------
Total recoveries .......................................        341         309         363         203         104
                                                           --------    --------    --------    --------    --------
Net loans charged-off ..................................      1,213       1,273       1,573       1,327         668
Provision for loan losses ..............................      1,350       2,920       2,400       1,950       2,144
                                                           --------    --------    --------    --------    --------
Balance at end of period ...............................   $  7,051    $  6,914    $  5,267    $  4,440    $  3,817
                                                           ========    ========    ========    ========    ========
Loans outstanding: .....................................
           Average .....................................   $410,593    $349,879    $310,727    $268,227    $206,310
           End of period ...............................    424,620     380,082     334,075     287,669     250,410
Ratio of allowance for loan losses to loans outstanding:
           Average .....................................       1.72%       1.98%       1.70%       1.66%       1.85%
           End of period ...............................       1.66        1.82        1.58        1.54        1.52
Ratio of net charge-offs to:
           Average loans ...............................       0.30        0.36        0.51        0.49        0.32
           End of period loans .........................       0.29        0.33        0.47        0.46        0.27

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                         As of December 31,
                        -----------------------------------------------------------------------------------------
                               2003              2002              2001              2000              1999
                        -----------------------------------------------------------------------------------------
                               % of Total        % of Total        % of Total        % of Total        % of Total
                        Amount Allowance  Amount Allowance  Amount Allowance  Amount Allowance  Amount Allowance
                        -----------------------------------------------------------------------------------------
Commercial              $2,899    41.12%  $3,012    43.56%  $1,181    22.42%  $1,687   38.00%   $1,206    31.60%
Commercial real estate   1,161    16.47    1,008    14.58      888    16.86      485   10.92       268     7.02
Construction             1,581    22.42    1,405    20.32    1,070    20.32      672   15.14       454    11.89
Leases                     690     9.78      813    11.76    1,440    27.34      526   11.84       559    14.65
Residential real estate    273     3.87      293     4.24      400     7.59      399    8.99       364     9.53
Consumer                   288     4.09      256     3.70      210     3.99      547   12.32       843    22.09
Home equity                159     2.25      127     1.84       78     1.48      124    2.79       123     3.22
                        ---------------   ---------------   ---------------   --------------    ---------------
        Total           $7,051   100.00%  $6,914   100.00%  $5,267   100.00%  $4,440  100.00%   $3,817   100.00%
                        ===============   ===============   ===============   ==============    ===============

         Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments.

         Total investment securities increased by $44.4 million or 72.31% during 2003, as we reinvested significant liquidity generated by the reduction in our loans held for sale balance during the fourth quarter of the year.

         As of December 31, 2003, all of the securities in our investment portfolio were classified as available for sale in order to provide us with an additional source of liquidity when necessary, and as pledging requirements will permit.

         The following table presents the composition of our available for sale investment portfolio by major category at the dates indicated.

                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                  AT DECEMBER 31,
                                           ------------------------------
                                             2003       2002       2001
                                           --------   --------   --------
                                                  (IN THOUSANDS)
U.S. government agency securities.....     $ 93,790   $ 47,579   $ 62,050
State and municipal obligations ......       11,452     13,785     15,626
Equity and other .....................          494          -          -
                                           --------   --------   --------
           Total .....................     $105,736   $ 61,364   $ 77,676
                                           ========   ========   ========

         The following table sets forth the maturities, carrying value or fair value (in the case of investment securities available for sale), and average yields for debt securities in our investment portfolio at December 31, 2003. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

         Under our investment policy, not more than 10% of the Bank's capital may be invested in the tax-exempt general obligation bonds of any single issuer.

          MATURITY OF INVESTMENTS IN DEBT SECURITIES AVAILABLE FOR SALE

                                                                                                          MORE THAN TEN
                                                 ONE YEAR OR LESS   ONE TO FIVE YEARS  FIVE TO TEN YEARS        YEARS
                                                 -----------------  -----------------  -----------------  -----------------
                                                 CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE
                                                   VALUE    YIELD     VALUE    YIELD     VALUE    YIELD    VALUE     YIELD
                                                 --------  -------  --------  -------  --------  -------  --------  -------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
      U.S. government .......................
      agency securities......................    $      -        -% $ 93,790     2.49% $      -        -% $      -        -%
      State and municipal
           obligations.......................         922     4.63     7,253     4.76     3,276     4.83         -        -
      Mortgage-backed
           securities........................           -        -         -        -         -        -         -        -
      Other securities.......................           -        -         -        -         -        -         -        -
                                                 --------  -------  --------  -------  --------  -------  --------  -------
           Total available for sale..........    $    922     4.63% $101,043     2.65% $  3,276     4.83% $      -        -%
                                                 ========  =======  ========  =======  ========  =======  ========  =======

                                                 TOTAL INVESTMENT SECURITIES
                                                 ---------------------------
                                                 CARRYING    FAIR    AVERAGE
                                                  VALUE     VALUE     YIELD
                                                 --------  --------  -------
                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
      U.S. government .......................
      agency securities......................    $ 93,790  $ 93,790     2.49%
      State and municipal
           obligations.......................      11,451    11,451     4.77
      Mortgage-backed
           securities........................           -         -        -
      Other securities.......................           -         -        -
                                                 --------  --------  -------
           Total available for sale..........    $105,241  $105,241     2.74%
                                                 ========  ========  =======

         Deposits. Deposits grew by $46.7 million, or 11.02%, for the year ended December 31, 2003, compared to 2002 year-end. The primary source of deposit growth in 2003 was in money management and time deposit balances, which increased by $29.2 million and $35.5 million, respectively. The increase in the money management balances during 2003 was primarily attributable to a change in the rate offered on our money management account to a tiered rate structure; whereby larger customer deposit balances earned a higher rate of interest. The increase in time deposit balances was primarily due to increases in brokered time deposit balances. During 2003, the brokered time deposit market offered attractive rates during a period when our liquidity requirements afforded us the opportunity to take advantage of this low-cost funding source. We have traditionally offered market-competitive rates on our time deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. Our strategy to grow our deposits includes opening additional branches in markets management deems underserved, offering new products, and obtaining brokered deposits as allowed by our board of directors.

         The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                    DEPOSITS

                                                                     YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2003                              2002                              2001
                              -------------------------------   -------------------------------   -------------------------------
                                                                    (DOLLARS IN THOUSANDS)

                                         PERCENT     WEIGHTED              PERCENT     WEIGHTED              PERCENT     WEIGHTED
                                            OF       AVERAGE                  OF       AVERAGE                  OF       AVERAGE
                              BALANCE    DEPOSITS      RATE     BALANCE    DEPOSITS      RATE     BALANCE    DEPOSITS      RATE
                              --------   --------    --------   --------   --------    --------   --------   --------    --------
Demand ....................   $ 74,717      15.88%         --%  $ 86,591      20.43%         --%  $ 74,229      18.83%         --%
Savings ...................      7,740       1.64        0.62      6,037       1.42        1.39      5,050       1.28        2.54
Interest-bearing demand ...     26,260       5.58        0.63     30,747       7.26        1.30     28,397       7.20        2.59
Money Market ..............     30,594       6.50        0.68     33,932       8.01        1.30     30,427       7.72        2.67
Money Management ..........    126,037      26.79        1.79     96,837      22.85        2.05     93,462      23.71        4.04
Time Deposits .............    205,147      43.61        3.55    169,643      40.03        4.39    162,680      41.26        4.81
                              --------     ------               --------     ------               --------     ------
           Total deposits..   $470,495     100.00%              $423,787     100.00%              $394,245     100.00%
                              ========     ======               ========     ======               ========     ======

         The following table sets forth the amount of our time deposits that are greater than $100,000 by time remaining until maturity as of December 31, 2003:

                            AMOUNTS AND MATURITIES OF
                        TIME DEPOSITS OF $100,000 OR MORE

                                               AS OF DECEMBER 31, 2003
                                             ---------------------------
                                                        WEIGHTED AVERAGE
                                              AMOUNT       RATE PAID
                                             --------   ----------------
                                               (DOLLARS IN THOUSANDS)
Three months or less .....................   $ 32,215        1.83%
Over three months through six months .....      9,532        2.77
Over six months through twelve months ....     25,709        2.38
Over twelve months .......................     39,213        4.20
                                             --------        ----
           Total .........................   $106,669        2.92%
                                             ========        ====

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 76.20% of our total deposits at December 31, 2003, and 82.54% and 83.32% of total deposits at December 31, 2002 and 2001, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHL Bank of Topeka, is required to acquire and hold shares of capital stock in the FHL Bank of Topeka in an amount at least equal to 1.00% of the aggregate principal amount of its unpaid residential mortgage loans or 5.00% of our total outstanding FHLB advances. The Bank is currently in compliance with this requirement, with a $6.6 million investment in stock of the FHL Bank of Topeka as of December 31, 2003. During 2003 and 2002, the Bank took advantage of some special advances from the FHLB to supplement its funding base. The Bank had $62.5 million and $52.5 million in outstanding long-term advances from the FHL Bank of Topeka at December 31, 2003 and 2002, respectively.

         Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at December 31, 2003, the Bank was within the established guidelines.

         The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.

                              SHORT-TERM BORROWINGS

                                                             AVERAGE                    WEIGHTED      WEIGHTED
                                                 AMOUNT       AMOUNT      MAXIMUM       AVERAGE        AVERAGE
                                              OUTSTANDING  OUTSTANDING  OUTSTANDING  INTEREST RATE  INTEREST RATE
                                                   AT       DURING THE     AT ANY      DURING THE     AT PERIOD
                                               PERIOD END   PERIOD (1)   MONTH END      PERIOD           END
                                              -----------  -----------  -----------  -------------  -------------
                                                                      (DOLLARS IN THOUSANDS)
At or for the year ended December 31, 2003:
      Federal Home Loan Bank borrowings ...     $    --      $15,118      $40,000        1.29%            --%
      Federal Funds purchased .............          --        3,674       11,000        1.22             --
      Repurchase agreements ...............      22,648       23,264       25,661        0.60           0.50
                                                -------      -------                     ----           ----
            Total .........................     $22,648      $42,056                     0.90           0.50
                                                =======      =======
At or for the year ended December 31, 2002:
      Federal Home Loan Bank borrowings ...     $35,000      $ 2,236      $35,000        1.95%          1.28%
      Federal Funds purchased .............      10,000        1,043       10,000        1.93           1.81
      Repurchase agreements ...............      23,688       16,962       23,688        1.08           0.67
                                                -------      -------                     ----           ----
            Total .........................     $68,688      $20,241                     1.22           0.80
                                                =======      =======
At or for the year ended December 31, 2001:
      Federal Home Loan Bank borrowings ...     $    --      $ 2,985      $ 5,000        6.37%            --%
      Federal Funds purchased .............          --           --           --          --             --
      Note Payable-other ..................          --          231        1,000        6.00             --
      Repurchase agreements ...............      17,173       17,246       20,862        2.37           1.07
                                                -------      -------                     ----           ----
            Total .........................     $17,173      $20,462                     2.43           1.07
                                                =======      =======

-----------

(1) Calculations are based on daily averages where available and monthly averages otherwise.

         Capital Resources. At December 31, 2003, our total stockholders' equity was $40.2 million, and our equity to asset ratio was 6.41%. At December 31, 2002, our total stockholders' equity was $34.3 million and our equity to asset ratio was 5.67%.

         During 2003, BVBC Capital Trust II (BVBC Trust II), a Delaware business trust formed by Blue Valley, completed the sale of $7.5 million of its trust preferred securities bearing interest at LIBOR + 3.25%. BVBC Trust II also issued common securities to Blue Valley and used the proceeds from the offering to purchase $7,732,000 in principal amount of junior subordinated debentures, bearing interest at LIBOR + 3.25%, due in 2033 issued by Blue Valley. The junior subordinated debentures are the sole assets of BVBC Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements. The proceeds were retained by Blue Valley for general corporate purposes, including additional investments from time to time in the subsidiaries of the Company in the form of additional capital to fund expansion. The trust preferred securities meet the criteria to be considered regulatory capital, subject to limitations defined in note (1) to the risk-based capital table on the following page.

         The Federal Reserve Board's risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder's equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2003, our Tier 1 capital ratio was 10.04%, while our total risk-based capital ratio was 12.41%, both of which exceed the capital minimums established in the risk-based capital requirements.

CONTRACTUAL OBLIGATIONS

         Our known contractual obligations outstanding as of December 31, 2003 are presented below.

                                      PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                      LESS THAN 1                        MORE THAN 5
                             TOTAL       YEAR      1-3 YEARS  3-5 YEARS    YEARS
                             -------  -----------  ---------  ---------  -----------
Long-term Debt Obligations   $87,706      $613       $1,347    $31,520     $54,226
Operating Lease Obligations      171       146           25
                             -------      ----       ------    -------     -------
         Total               $87,877      $759       $1,372    $31,520     $54,226
                             =======      ====       ======    =======     =======

         Our risk-based capital ratios at December 31, 2003, 2002 and 2001 are presented below.

                               RISK-BASED CAPITAL

                                                                                              DECEMBER 31,
                                                                                   2003          2002          2001
                                                                                        (DOLLARS IN THOUSANDS)
Tier 1 capital
 Stockholders' equity ........................................................   $  40,198     $  34,344     $  28,525
 Intangible assets ...........................................................      (1,128)       (1,281)       (1,433)
 Unrealized (appreciation) depreciation on available-for-sale securities .....        (570)         (785)         (831)
 Trust preferred securities (1) ..............................................      13,210        11,187         9,231
                                                                                 ---------     ---------     ---------
         Total Tier 1 capital ................................................      51,710        43,465        35,492
                                                                                 ---------     ---------     ---------
Tier 2 capital
 Qualifying allowance for loan losses ........................................       6,448         6,171         5,002
 Trust preferred securities(1) ...............................................       5,790           313         2,269
                                                                                 ---------     ---------     ---------
         Total Tier 2 capital ................................................      12,238         6,484         7,271
                                                                                 ---------     ---------     ---------
         Total risk-based capital ............................................   $  63,948     $  49,949     $  42,763
                                                                                 =========     =========     =========
Risk weighted assets .........................................................   $ 515,201     $ 492,922     $ 399,923
                                                                                 =========     =========     =========

Ratios at end of period
 Total capital to risk-weighted assets ratio .................................       12.41%        10.13%        10.69%
 Tier 1 capital to average assets ratio
     (leverage ratio) ........................................................        8.31%         7.74%         7.17%
 Tier 1 capital to risk-weighted assets
     ratio ...................................................................       10.04%         8.82%         8.87%

Minimum guidelines
 Total capital to risk-weighted assets ratio .................................        8.00%         8.00%         8.00%
 Tier 1 capital to average assets ratio
     (leverage ratio) ........................................................        4.00%         4.00%         4.00%
 Tier 1 capital to risk-weighted assets
     ratio ...................................................................        4.00%         4.00%         4.00%

----------

(1) Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). At December 31, 2003, approximately $13.2 million of the trust preferred securities have been included as Tier 1 capital. The balance of the trust preferred securities have been included as Tier 2 capital.

INFLATION

         The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. Additional discussion of the impact of interest rate changes is included in Item 7A:
Qualitative and Quantitative Disclosure About Market Risk. In addition, we disclose the estimated fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 15 to the consolidated financial statements included in this report.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company enters into off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet arrangements generally are limited to commitments to extend credit, mortgage loans in the process of origination and forward commitments to sell those mortgage loans, letters of credit and lines of credit.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2003, the Company had outstanding commitments to originate loans aggregating approximately $32,913,000.

         Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $47,965,000 and mortgage loans held for sale amounted to $18,297,000 at December 31, 2003 and combined had related forward commitments to sell mortgage loans amounted to approximately $66,2626,000 at December 31, 2003 respectively. Mortgage loans in the process of origination represent commitments to originate loans at fixed rates.

         Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $20,228,000 at December 31, 2003.

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

Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2003 unused lines of credit borrowings aggregated approximately $131,995,000.

FUTURE ACCOUNTING REQUIREMENTS

         The Financial Accounting Standards Board recently issued its Interpretation No. 46 (FIN 46 revised), Consolidation of Variable Interest Entities. This new Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

                  1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders.

                  2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

                                    a.       The direct or indirect ability to
                                             make decisions about the entity's
                                             activities through voting rights or
                                             similar rights;

                                    b.       The obligation to absorb the
                                             expected losses of the entity; or,

                                    c.       The right to receive the expected
                                             residual returns of the entity.

                  3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

         The Company's initial application of the Interpretation will require deconsolidation of the Company's investment in BVBC Capital Trusts I and II, which we do not anticipate will have a material impact on the financial statements of the Company. The Company will apply FIN 46 (revised) in our first reporting period ending after March 15, 2004.

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

         We strive to maintain a position that changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in our net interest income over the next twelve-month period and our economic value of equity at risk at December 31, 2003 based on the indicated instantaneous and permanent changes in interest rates.

                             NET INTEREST     NET ECONOMIC
                                INCOME          VALUE OF
CHANGES IN INTEREST RATES  (NEXT 12 MONTHS)  EQUITY AT RISK
-------------------------  ----------------  --------------
300 basis point rise            33.49%            5.44%
200 basis point rise            22.83%            4.07%
100 basis point rise            12.25%            2.35%
Base Rate Scenario                  -                -
25 basis point decline          (4.64%)          (0.94%)
50 basis point decline          (9.21%)          (2.15%)
75 basis point decline         (15.26%)          (3.71%)

         The above table indicates that, at December 31, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

         The above table also indicates that, at December 31, 2003, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 75 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

         The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, based on the information and assumptions set forth below.

                       INTEREST-RATE SENSITIVITY ANALYSIS

                                                                     Expected Maturity Date
                                       --------------------------------------------------------------------------------------
                                                                                 Fiscal Year Ending December 31,
                                                                     --------------------------------------------------------
                                        0-90 Days     91-365 Days       2004           2005           2006           2007
                                       -----------    -----------    -----------    -----------    -----------    -----------
INTEREST-EARNING ASSETS:
Fixed Rate Loans ...................   $     5,908    $    11,292    $    17,200    $    22,254    $    31,727    $    15,168
    Average Interest Rate ..........          5.92%          7.58%          7.01%          7.78%          6.90%          8.12%
Variable Rate Loans ................       311,171          5,394        316,565             --             --             --
    Average Interest Rate ..........          4.73%          5.79%          4.75%            --             --             --
Fixed Rate Investments .............           200            722            922         49,628         33,615         15,646
    Average Interest Rate ..........          4.66%          4.62%          4.63%          2.07%          2.92%          3.56%
Variable Rate Investments ..........            --             --             --             --             --             --
    Average Interest Rate ..........            --             --             --             --             --             --
Federal Funds Sold .................        29,400             --         29,400             --             --             --
    Average Interest Rate ..........          0.90%            --           0.90%            --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total interest-earning assets   $   346,679    $    17,408    $   364,087    $    71,882    $    65,342    $    30,814
                                       ===========    ===========    ===========    ===========    ===========    ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand ............   $    26,260    $        --    $    26,260    $        --    $        --    $        --
    Average Interest Rate ..........          0.38%            --           0.38%            --             --             --
Savings and money market ...........       165,335             --        165,335             --             --             --
    Average Interest Rate ..........          1.58%            --           1.58%            --             --             --
Time deposits ......................        43,313         52,008         95,321         27,950         18,646         36,352
    Average Interest Rate ..........          2.01%          2.56%          2.31%          3.49%          4.63%          4.69%
Funds borrowed .....................        23,599            461         24,060            653            694         20,736
    Average Interest Rate ..........          0.46%          6.04%          0.57%          6.04%          6.05%          1.71%
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total interest-bearing
       liabilities .................   $   258,507    $    52,469    $   310,976    $    28,603    $    19,340    $    57,088
                                       ===========    ===========    ===========    ===========    ===========    ===========

CUMULATIVE:
    Rate sensitive assets (RSA) ....   $   346,679    $   364,070    $   364,087    $   435,969    $   501,311    $   532,125
    Rate sensitive liabilities (RSL)       258,507        310,976        310,976        339,579        358,919        416,007
GAP (GAP = RSA - RSL) ..............        88,172         53,094         53,110         96,390        142,392        116,118
RSA/RSL ............................        134.11%        117.07%        117.08%        128.38%        139.67%        127.91%
RSA/Total assets ...................         57.28          60.16          60.16          72.04          82.84          87.93
RSL/Total assets ...................         42.72          51.39          51.39          56.11          59.31          68.74
GAP/Total assets ...................         14.57           8.77           8.78          15.93          23.53          19.19
GAP/RSA ............................         25.43          14.58          14.59          22.11          28.40          21.82

                                                 Expected Maturity Date
                                       -----------------------------------------
                                          2008        Thereafter        Total
                                       -----------    -----------    -----------
INTEREST-EARNING ASSETS:
Fixed Rate Loans ...................   $    27,875    $     5,077    $   119,302
    Average Interest Rate ..........          6.40%         14.30%          7.43%
Variable Rate Loans ................            --             --        316,565
    Average Interest Rate ..........            --             --           4.75%
Fixed Rate Investments .............         2,155          3,276        105,242
    Average Interest Rate ..........          4.78%          4.83%          2.74%
Variable Rate Investments ..........            --             --             --
    Average Interest Rate ..........            --             --             --
Federal Funds Sold .................            --             --         29,400
    Average Interest Rate ..........            --             --           0.90%
                                       -----------    -----------    -----------
       Total interest-earning assets   $    30,030    $     8,353    $   570,508
                                       ===========    ===========    ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand ............   $        --    $        --    $    26,260
    Average Interest Rate ..........            --             --           0.38%
Savings and money market ...........            --             --        165,335
    Average Interest Rate ..........            --             --           1.58%
Time deposits ......................         7,155         19,760        205,184
    Average Interest Rate ..........          3.88%          4.21%          3.34%
Funds borrowed .....................        10,784         54,225        111,153
    Average Interest Rate ..........          5.20%          5.41%          3.66%
                                       -----------    -----------    -----------
       Total interest-bearing
       liabilities .................   $    17,939    $    73,985    $   507,932
                                       ===========    ===========    ===========

CUMULATIVE:
    Rate sensitive assets (RSA) ....   $   562,155    $   570,508    $   570,508
    Rate sensitive liabilities (RSL)       433,946        507,932        507,932
GAP (GAP = RSA - RSL) ..............       128,209         62,577         62,577
RSA/RSL ............................        129.54%        112.32%
RSA/Total assets ...................         92.89          94.27
RSL/Total assets ...................         71.70          83.93
GAP/Total assets ...................         21.19          10.34
GAP/RSA ............................         22.81          10.97

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

         Disclosures about fair values of financial instruments, which reflect changes in market prices and rates, can be found in note 15 to the consolidated financial statements included in this report.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS OF BLUE VALLEY BAN CORP

         See index to Blue Valley Ban Corp financial statements on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable.

ITEM 9A: CONTROLS AND PROCEDURES

         Management, including the Company's Chief Executive Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based upon the evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

         The Company made no significant changes in internal controls over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors and executive officers is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

         Information regarding the Bank's directors and executive officers is included in Part I of this Form 10-K under the caption "Directors and Executive Officers of the Registrant."

         The Company has adopted a code of conduct that applies to our senior financial officers. Information regarding our code of conduct can be obtained by contacting us directly at:

Investor Relations
11935 Riley
Overland Park, KS 66213
913.338.1000
Email: ir@bankbv.com

ITEM 11: EXECUTIVE COMPENSATION

         This information is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of December 31, 2003, the Bank had aggregate loans outstanding to such persons of approximately $6.0 million, which represented 14.87% of our stockholders' equity of $40.2 million on that date. These loans:

         -        were made in the ordinary course of business;

         - were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and

         - did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

         This information is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

(b)      Reports on Form 8-K

         On October 10th, 2003, Blue Valley filed a report on Form 8-K covering the press release for the Company's third quarter 2003 earnings.

         On December 15th, 2003, Blue Valley filed a report on Form 8-K covering the press release for the Company's dividend declaration.

(c)      Exhibits

         3.1 Amended and Restated Articles of Incorporation of Blue Valley Ban Corp.*

         3.2      Bylaws, as amended, of Blue Valley Ban Corp.*

         4.1      1998 Equity Incentive Plan.*

         4.2      1994 Stock Option Plan.*

         4.3      Form of Indenture of Blue Valley Ban Corp.**

         4.4      Form of Junior Subordinated Debentures, due September 30,
                  2030.**

         4.5      Certificate of Trust of BVBC Capital Trust I.*

         4.6 Form of Amended and Restated Trust Agreement of BVBC Capital Trust I.**

         4.7 Form of Cumulative Preferred Security Certificate for BVBC Capital Trust I.*

         4.8 Form of Trust preferred securities Guarantee Agreement of Blue Valley Ban Corp relating to the Cumulative Trust preferred securities.*

         4.9      Form of Agreement as to Expenses and Liabilities.*

         4.10 Form of Indenture dated April 10, 2003, between Blue Valley Ban Corp and Wilmington Trust Company

         4.11     Amended and Restated Declaration of Trust dated April 10, 2003

         4.12     Guarantee Agreement dated April 10, 2003

         4.13     Fee Agreement dated April 10, 2003

         4.14     Specimen of Floating Rate Junior Subordinated Debt Security

         10.1     Promissory Note of Blue Valley Building dated July 15, 1994.*

         10.2 Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen's Assurance Company of America, dated July 15, 1994.*

         10.3 Assignment of Leases and Rents between Blue Valley Building and Businessmen's Assurance Company of America dated July 15, 1994.*

         11.1 Statement regarding computation of per share earnings. Please see p. F-12.

         21.1     Subsidiaries of Blue Valley Ban Corp.

         23.3     Consent of BKD, LLP.

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350

         * Filed with the Commission on April 10, 2000 as an Exhibit to Blue Valley's Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

         ** Filed with the Commission on June 29, 2000 as an Exhibit to Blue Valley's Registration Statement on Form S-1, Amendment No. 3, File No. 333-34328. Exhibit incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2004        By: /s/ Robert D. Regnier
                                ------------------------------------------------
                                    Robert D. Regnier, President,
                                    Chief Executive Officer and Director

Date: March 18, 2004        By: /s/ Mark A. Fortino
                                ------------------------------------------------
                                    Mark A. Fortino, Treasurer and
                                    Principal Financial and Accounting Officer

Date: March 18, 2004        By: /s/ Donald H. Alexander
                                ------------------------------------------------
                                    Donald H. Alexander, Director

Date: March 18, 2004        By: /s/ Wayne A. Henry, Jr.
                                ------------------------------------------------
                                    Wayne A. Henry, Jr., Director

Date: March 18, 2004        By: /s/ C. Ted McCarter
                                ------------------------------------------------
                                    C. Ted McCarter, Director

Date: March 18, 2004        By: /s/ Thomas A. McDonnell
                                ------------------------------------------------
                                    Thomas A. McDonnell, Director

                              BLUE VALLEY BAN CORP

                        DECEMBER 31, 2003, 2002 AND 2001

                                    CONTENTS

                                                                        Page
                                                                        ----
INDEPENDENT ACCOUNTANTS' REPORT................................         F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets............................................         F-3
     Statements of Income......................................         F-5
     Statements of Stockholders' Equity........................         F-6
     Statements of Cash Flows..................................         F-7
     Notes to Financial Statements.............................         F-8

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas

     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ BKD, LLP

Kansas City, Missouri
February 13, 2004

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                    (dollars in thousands, except share data)

                                     ASSETS

                                                                                   2003                  2002
                                                                                   ----                  ----
Cash and due from banks                                                         $    21,317          $    27,755
Federal funds sold                                                                   29,400                    -
                                                                                -----------          -----------
              Cash and cash equivalents                                              50,717               27,755

Available-for-sale securities                                                       105,736               61,364

Mortgage loans held for sale                                                         18,297              119,272

Loans, net of allowance for loan losses of $7,051 and $6,914 in 2003 and
   2002, respectively                                                               417,569              373,168

Premises and equipment, net                                                          18,250               10,277
Foreclosed assets held for sale, net                                                    416                  614
Interest receivable                                                                   1,923                2,014
Deferred income taxes                                                                 1,302                1,688
Prepaid expenses and other assets                                                     3,593                2,541
Federal Home Loan Bank stock, Federal Reserve Bank stock, and
   other securities                                                                   7,554                5,209
Core deposit intangible asset, at amortized cost                                      1,128                1,281
                                                                                -----------          -----------

              Total Assets                                                      $   626,485          $   605,183
                                                                                ===========          ===========

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2003                  2002
                                                                                   ----                  ----
LIABILITIES

   Demand deposits                                                              $    74,717          $    86,591
   Savings, NOW and money market deposits                                           190,631              167,553
   Time deposits                                                                    205,147              169,643
                                                                                -----------          -----------
                  Total Deposits                                                    470,495              423,787

   Federal funds purchased and other interest-bearing liabilities                    23,447               36,830
   Short-term debt                                                                        -               35,000
   Long-term debt                                                                    87,706               69,551
   Interest payable and other liabilities                                             4,639                5,671
                                                                                -----------          -----------
                  Total Liabilities                                                 586,287              570,839
                                                                                -----------          -----------

STOCKHOLDERS' EQUITY

   Capital stock
     Common stock, par value $1 per share;
         Authorized 15,000,000 shares; issued and outstanding
         2003 - 2,279,161 shares; 2002 - 2,222,711 shares                             2,279                2,223
   Additional paid-in capital                                                         7,404                6,284
   Retained earnings                                                                 30,344               25,052
   Unearned compensation                                                               (399)                   -
   Accumulated other comprehensive income
     Unrealized appreciation on available-for-sale securities,
         net of income taxes of $380 in 2003 and $523 in 2002                           570                  785
                                                                                -----------          -----------
                  Total Stockholders' Equity                                         40,198               34,344
                                                                                -----------          -----------

                  Total Liabilities and Stockholders' Equity                    $   626,485          $   605,183
                                                                                ===========          ===========

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (dollars in thousands, except per share data)

                                                                      2003                  2002                 2001
                                                                      ----                  ----                 ----
INTEREST INCOME
   Interest and fees on loans                                     $       28,293       $       26,857       $       27,921
   Federal funds sold                                                         49                  297                  679
   Available-for-sale securities                                           2,070                3,405                4,422
   Held-to-maturity securities                                                 -                    -                  119
                                                                  --------------       --------------       --------------
              Total Interest Income                                       30,412               30,559               33,141
                                                                  --------------       --------------       --------------

INTEREST EXPENSE
   Interest-bearing demand deposits                                          165                  388                  815
   Savings and money market deposit accounts                               2,204                2,711                4,846
   Other time deposits                                                     6,935                7,759                9,775
   Federal funds purchased and other interest-bearing
     liabilities                                                             195                  223                  462
   Short-term debt                                                           256                   43                  205
   Long-term debt                                                          3,794                3,102                2,291
                                                                  --------------       --------------       --------------
              Total Interest Expense                                      13,549               14,226               18,394
                                                                  --------------       --------------       --------------
NET INTEREST INCOME                                                       16,863               16,333               14,747

PROVISION FOR LOAN LOSSES                                                  1,350                2,920                2,400
                                                                  --------------       --------------       --------------
NET INTEREST INCOME AFTER

   PROVISION FOR LOAN LOSSES                                              15,513               13,413               12,347
                                                                  --------------       --------------       --------------
NONINTEREST INCOME
   Loans held for sale fee income                                         19,866               16,690                6,931
   Service fees                                                            2,207                1,847                1,632
   Realized gains on sales of securities                                       -                  193                  500
   Other income                                                              463                  281                  203
                                                                  --------------       --------------       --------------
              Total Noninterest Income                                    22,536               19,011                9,266
                                                                  --------------       --------------       --------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                         19,670               16,437               10,063
   Net occupancy expense                                                   3,137                2,101                1,574
   Other operating expense                                                 6,478                5,578                4,073
                                                                  --------------       --------------       --------------
              Total Noninterest Expense                                   29,285               24,116               15,710
                                                                  --------------       --------------       --------------
INCOME BEFORE INCOME TAXES                                                 8,764                8,308

PROVISION FOR INCOME TAXES                                                 3,130                2,912                1,960
                                                                  --------------       --------------       --------------

NET INCOME                                                        $        5,634       $        5,396       $        3,943
                                                                  ==============       ==============       ==============

BASIC EARNINGS PER SHARE                                          $         2.51       $         2.48       $         1.82
                                                                  ==============       ==============       ==============

DILUTED EARNINGS PER SHARE                                        $         2.43       $         2.40       $         1.77
                                                                  ==============       ==============       ==============

DIVIDENDS PER SHARE                                               $         0.15       $         0.10       $            -
                                                                  ==============       ==============       ==============

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (dollars in thousands, except share data)

                                                                                                            Accumulated
                                                                      Additional                               Other
                                              Comprehensive  Common    Paid-In    Retained     Unearned    Comprehensive
                                                  Income     Stock     Capital    Earnings   Compensation     Income        Total
                                              -------------  ------   ----------  --------   ------------  --------------   -----
BALANCE, DECEMBER 31, 2000                                   $2,142    $ 5,277     $15,935    $       -        $  461      $23,815

 Issuance of 33,456  shares of common stock                      33        364                                                 397

 Net income                                      $3,943                              3,943                                   3,943

 Change in unrealized appreciation on
   available-for-sale securities, net
   of income taxes of $246                          370                                                           370          370
                                                 ------      ------    -------     -------    ---------        ------      -------
                                                 $4,313
                                                 ======

BALANCE, DECEMBER 31, 2001                                   $2,175    $ 5,641     $19,878    $       -        $  831      $28,525
                                                             ======    =======     =======    =========        ======      =======

 Issuance of 47,535  shares of common stock                      48        643                                                 691

 Dividends on common stock ($0.10 per
  share)                                                                              (222)                                   (222)

 Net income                                       5,396                              5,396                                   5,396

 Change in unrealized appreciation on
   available-for-sale securities, net
   of income taxes of $(30)                         (46)                                                          (46)         (46)
                                                 ------      ------    -------     -------    ---------        ------      -------
                                                 $5,350
                                                 ======

BALANCE, DECEMBER 31, 2002                                   $2,223    $ 6,284     $25,052    $       -        $  785      $34,344
                                                             ======    =======     =======    =========        ======      =======

 Issuance of 56,450  shares of common stock                      56      1,120                     (399)                       777

 Dividends on common stock ($0.15 per share)                                          (342)                                   (342)

 Net income                                       5,634                              5,634                                   5,634

 Change in unrealized appreciation on
   available-for-sale securities, net
   of income taxes of $(143)                       (215)                                                         (215)        (215)
                                                 ------      ------    -------     -------    ---------        ------      -------
                                                 $5,419
                                                 ======
BALANCE, DECEMBER 31, 2003                                   $2,279    $ 7,404     $30,344    $    (399)       $  570      $40,198
                                                             ======    =======     =======    =========        ======      =======

                                                                               December 31,   December 31,   December 31,
                                                                                  2003           2002           2001
                                                                                  ----           ----           ----
Reclassification Disclosure
  Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $(143), $47 and $446 for the
     periods ended December 31, 2003, 2002 and 2001, respectively              $    (215)     $         70     $   670
  Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0, $77 and $200 for the periods
     ended December 31, 2003, 2002 and 2001, respectively                              -              (116)       (300)
                                                                               ---------      ------------     -------
  Change in unrealized appreciation on available-for-sale
     securities, net of income taxes (credit) of $(143), $(30), and $246 for the periods ended December 31, 2003, 2002 and 2001,
     respectively                                                              $    (215)     $        (46)    $   370
                                                                               =========      ============     =======

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (dollars in thousands)

                                                                              2003               2002               2001
                                                                           ----------         ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $    5,634         $    5,396         $    3,943
     Adjustments  to  reconcile  net  income  to net cash  flow from operating activities:
       Depreciation and amortization                                            1,579              1,114                848
       Amortization of premiums and discounts on securities                        38                 42                 24
       Provision for loan losses                                                1,350              2,920              2,400
       Deferred income taxes                                                      529               (754)              (212)
       Net gain on sales of available-for-sale securities                           -               (193)              (500)
       Net loss on sale of foreclosed assets                                       58                121                  -
       Net (gain) loss on sale of premises and equipment                          (18)                35                 (5)
       Originations of loans held for sale                                 (1,544,916)        (1,305,219)          (641,332)
       Proceeds from the sale of loans held for sale                        1,645,891          1,227,800            600,686
     Changes in:
       Interest receivable                                                         91                500                546
       Prepaid expenses and other assets                                       (1,353)              (617)               (87)
       Interest payable and other liabilities                                  (1,374)             1,370              1,365
                                                                           ----------         ----------         ----------
              Net cash provided by (used in) operating activities             107,509            (76,485)           (32,324)
                                                                           ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net originations of loans                                                (46,439)           (58,127)           (53,295)
     Proceeds from sales of loan participations                                     -              9,135              4,946
     Purchase of premises and equipment                                        (9,099)            (3,060)            (1,445)
     Proceeds from sale of premises and equipment                                  18                 12                 11
     Proceeds from the sale of foreclosed assets                                  828              1,026                655
     Proceeds from maturities of held-to-maturity securities                        -                  -              2,000
     Proceeds from sales of available-for-sale securities                           -             13,183             16,400
     Proceeds from maturities of available-for-sale securities                 80,168             65,198             33,875
     Purchases of available-for-sale securities                              (124,936)           (61,994)           (50,357)
     Purchases  of Federal  Home Loan Bank  stock,  Federal  Reserve
       Bank stock, and other securities                                        (2,345)            (2,625)            (1,926)
     Proceeds  from  the  sale of  Federal  Home  Loan  Bank  stock,
       Federal Reserve Bank stock, and other securities                             -                893                  -
     Net cash acquired in branch acquisition                                        -                  -              1,604
                                                                           ----------         ----------         ----------
              Net cash used in investing activities                          (101,805)           (36,359)           (74,532)
                                                                           ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits,  money market, NOW and savings
       accounts                                                                11,204             22,579             31,279
     Net increase in time deposits                                             35,504              6,963             22,162
     Repayments of long-term debt                                              (4,670)              (162)              (150)
     Proceeds from long-term debt                                              22,825             22,095             19,500
     Net proceeds (payments) on short-term debt                               (35,000)            35,000             (5,000)
     Proceeds from sale of common stock                                           777                691                397
     Net increase  (decrease) in federal  funds  purchased and other
       interest-bearing liabilities                                           (13,382)            19,274                907
                                                                           ----------         ----------         ----------
              Net cash provided by financing activities                        17,258            106,440             69,095
                                                                           ----------         ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               22,962              2,596            (10,761)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   27,755             25,159             35,920
                                                                           ----------         ----------         ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   50,717         $   27,755         $   25,159
                                                                           ==========         ==========         ==========

SUPPLEMENTAL CASH FLOWS INFORMATION
     Loans transferred to foreclosed assets held for sale                  $      688         $    1,712         $      370
     Restricted stock issued                                               $      399         $        -         $        -
     Cash dividends declared on common stock                               $      342         $        -         $        -
     Interest paid                                                         $   13,195         $   14,638         $   18,443
     Income taxes paid (net of refunds)                                    $    4,771         $    2,535         $    2,693

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corporation, Blue Valley Insurance Services, Inc., BVBC Capital Trust I and BVBC Capital Trust II through 100% ownership of each.

     The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Johnson County, Kansas. The Bank also originates mortgages nationwide on the internet through its National Mortgage division. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     The Blue Valley Building Corporation is primarily engaged in leasing real property at its facilities in Overland Park, Kansas and owning other properties intended for future use.

     BVBC Capital Trust I and II are Delaware business trusts created in 2000 and 2003, respectively, to offer trust preferred securities and to purchase the Company's prior subordinated debentures. The Trusts have terms of 35 years, but may dissolve earlier as provided in their trust agreements.

OPERATING SEGMENT

     The Company provides community banking services through its subsidiary bank, including such products and services as loans; time deposits, checking and savings accounts; mortgage originations; trust services; and investment services. These activities are reported as a single operating segment.

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Management believes that the allowances for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Blue Valley Ban Corp and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003, cash equivalents consisted of federal funds sold.

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 was $750,000.

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

                        DECEMBER 31, 2003, 2002 AND 2001

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

                        DECEMBER 31, 2003, 2002 AND 2001

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

CORE DEPOSIT INTANGIBLE ASSETS

     Unamortized core deposit intangible assets aggregated $1,128,000 and $1,281,000 (originally $2,576,000) at December 31, 2003 and 2002, respectively, and have been amortized over a 15-year period using the straight-line method. Amortization expense related to core deposit intangible assets was $152,000 for each of the years 2003, 2002 and 2001.

FEE INCOME

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

RECLASSIFICATION

     Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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

         The computation of per share earnings is as follows:

                                                         2003              2002              2001
                                                      ----------        ----------        ----------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net income                                            $    5,634        $    5,396        $    3,943
                                                      ----------        ----------        ----------

Average common shares outstanding                      2,244,930         2,178,803         2,165,030
Average common share stock options outstanding            75,910            74,126            57,136
                                                      ----------        ----------        ----------
Average diluted common shares                          2,320,840         2,252,929         2,222,166
                                                      ----------        ----------        ----------

        Basic earnings per share                      $     2.51        $     2.48        $     1.82
                                                      ==========        ==========        ==========

        Diluted earnings per share                    $     2.43        $     2.40        $     1.77
                                                      ==========        ==========        ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the plan and no compensation cost has been recognized. Had compensation cost for the Company's stock options issued under its Equity Incentive Plan been determined based on the fair value at the grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                          2003               2002              2001
                                                          ----               ----              ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income                           As reported        $   5,634         $   5,396         $   3,943
                                     Pro forma          $   5,618         $   5,344         $   3,864

Basic earnings per share             As reported        $    2.51         $    2.48         $    1.82
                                     Pro forma          $    2.50         $    2.45         $    1.78

Diluted earnings per share           As reported        $    2.43         $    2.40         $    1.77
                                     Pro forma          $    2.42         $    2.37         $    1.74

         The fair value of options granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                       2003             2002           2001
                                                       ----             ----           ----
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Dividend per Share                                   $   0.15        $   0.10        $      -
Risk-Free Interest Rate                                  1.75%           1.75%           4.00%
Expected Life of Options                              2 years         2 years         2 years
Weighted-average fair value of options granted
    during the year                                  $      -        $     49        $    108
                                                     ========        ========        ========

         The expected life of options outstanding is based on the historical experience of the Company. During 2003, the Company issued no stock options.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 2: INVESTMENT IN DEBT SECURITIES

         The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                              December 31, 2003
                                        --------------------------------------------------------------
                                                           Gross             Gross
                                        Amortized        Unrealized        Unrealized       Approximate
                                          Cost             Gains             Losses         Fair Value
                                        ---------        ---------         ---------         ---------
                                                            (dollars in thousands)
U.S. Government agencies                $  93,408        $     471         $     (89)        $  93,790
State and political subdivisions           10,878              573                 -            11,451
Equity and other                              500                -                (5)              495
                                        ---------        ---------         ---------         ---------

                                        $ 104,786        $   1,044         $     (94)        $ 105,736
                                        =========        =========         =========         =========

                                                              December 31, 2002
                                        --------------------------------------------------------------
                                                            Gross            Gross
                                         Amortized        Unrealized       Unrealized       Approximate
                                           Cost             Gains            Losses         Fair Value
                                         ---------        ---------        ----------       ----------
                                                             (dollars in thousands)
U.S. Government agencies                  $46,998          $   581          $     -          $47,579
State and political subdivisions           13,057              728                -           13,785
                                          -------          -------          -------          -------

                                          $60,055          $ 1,309          $     -          $61,364
                                          =======          =======          =======          =======

         Maturities of available-for-sale debt instruments at December 31, 2003:

                                     Amortized         Approximate
                                       Cost            Fair Value
                                     ---------         -----------
                                         (dollars in thousands)
In one year or less                   $    905          $    922
After one through five years           100,321           101,043
After five through ten years             3,060             3,276
                                      --------          --------

                                      $104,286          $105,242
                                      ========          ========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 2:  INVESTMENT IN DEBT SECURITIES (CONTINUED)

         The book value and approximate fair value of securities pledged as collateral to secure public deposits amounted to $45,159,000 at December 31, 2003 and $45,570,000 at December 31, 2002.

         The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities. At December 31, 2003, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Securities sold under agreements to repurchase averaged $23,264,000 and $16,962,000 during 2003 and 2002, and the maximum amounts outstanding at any month-end were $24,574,000 and $23,688,000, respectively. The carrying value of securities pledged to secure agreements to repurchase amounted to $28,178,000 and $28,357,000 at December 31, 2003 and 2002, respectively.

         Gross gains of $0, $193,000 and $514,000 were realized in 2003, 2002 and 2001, respectively, and gross losses of $0, $0 and $14,000 were realized in 2003, 2002 and 2001, respectively, from sales of available-for-sale securities.

         Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003 was $23,897,000, or approximately 23% of the Company's investment in debt securities portfolio. These declines primarily result from fluctuations in market yields.

         Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary.

         Should the impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified. At December 31, 2003, the Company owned no securities with gross unrealized losses outstanding longer than 12 months.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

         Categories of loans at December 31, 2003 and 2002 include the following:

                                                     2003              2002
                                                   --------          --------
                                                     (dollars in thousands)
Commercial                                         $109,818          $ 93,658
Commercial real estate                               87,438            71,295
Construction                                        123,445           127,071
Leases                                               22,175            22,600
Residential real estate                              27,017            21,581
Personal                                             29,701            26,750
Home equity                                          25,026            17,127
                                                   --------          --------

Total loans                                         424,620           380,082
         Less: Allowance for loan losses              7,051             6,914
                                                   --------          --------

         Net loans                                 $417,569          $373,168
                                                   ========          ========

         Activity in the allowance for loan losses was as follows:

                                                       2003               2002              2001
                                                      -------           -------           -------
                                                                 (dollars in thousands)
Balance, beginning of year                            $ 6,914           $ 5,267           $ 4,440
     Provision charged to expense                       1,350             2,920             2,400
     Losses charged off, net of recoveries
       of $341,000, $309,000 and $363,000
       for 2003, 2002 and 2001, respectively           (1,213)           (1,273)           (1,573)
                                                      -------           -------           -------

Balance, end of year                                  $ 7,051           $ 6,914           $ 5,267
                                                      =======           =======           =======

         Impaired loans totaled $10,192,000 and $11,679,000 at December 31, 2003 and 2002, respectively, with related allowances for loan losses of $1,497,000 and $1,830,000, respectively. At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $497,000 and $89,000 respectively. Non-accrual loans were $2,558,000 and $1,038,000 at December 31, 2003 and 2002, respectively.

         Total interest income of $736,000, $699,000 and $923,000 was recognized on average impaired loans of $11,746,000, $9,585,000 and $6,630,000 for 2003,
2002 and 2001, respectively. Included in this total is cash-basis interest income of $67,000, $46,000 and $202,000 recognized on impaired loans on nonaccrual during 2003, 2002 and 2001, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 4: PREMISES AND EQUIPMENT

         Major classifications of these assets are as follows:

                                         2003             2002
                                       -------          -------
                                        (dollars in thousands)
Land                                   $ 1,820          $ 1,777
Building and improvements               13,400            5,624
Furniture and equipment                  5,115            4,200
Land improvements, net                   1,876            1,876
                                       -------          -------
                                        22,211           13,477
Less accumulated depreciation            3,961            3,200
                                       -------          -------

Total premises and equipment           $18,250          $10,277
                                       =======          =======

NOTE 5: INTEREST-BEARING DEPOSITS

         Interest-bearing time deposits in denominations of $100,000 or more were $106,669,000 on December 31, 2003 and $65,700,000 on December 31, 2002. The
Company acquires brokered deposits in the normal course of business. At December 31, 2003 and 2002, brokered deposits of $35,805,000 and $12,200,000, respectively, were included in the Company's time deposit balance.

         At December 31, 2003, the scheduled maturities of time deposits are as follows:

                                (dollars in thousands)
2004                                  $    95,410
2005                                       27,821
2006                                       18,648
2007                                       36,350
2008 and thereafter                        26,918
                                      -----------
                                      $   205,147
                                      ===========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 6: OPERATING LEASES

         Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in 2004. Minimum future rent receivable under noncancellable operating leases at December 31, 2003 was $143,000.

         The Company leases space from others under noncancellable operating leases expiring in various years through 2005. Consolidated rental and operating lease expenses were $154,000 in 2003, $236,000 in 2002 and $82,000 in 2001.
Minimum rental commitments payable under noncancellable operating leases at December 31, 2003 are as follows:

                                (dollars in thousands)
2004                                   $    146
2005                                         25
                                       --------

Future minimum lease payable           $    171
                                       ========

NOTE 7: INCOME TAXES

         The provision for income taxes consists of the following:

                                  2003              2002             2001
                                 -------          -------           ------
                                           (dollars in thousands)
Taxes currently payable          $ 2,601          $ 3,666           $ 2,172
Deferred income taxes                529             (754)             (212)
                                 -------          -------           -------

                                 $ 3,130          $ 2,912           $ 1,960
                                 =======          =======           =======

         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                              2003              2002              2001
                                             -------           -------           -------
                                                        (dollars in thousands)
Computed at the statutory
     rate (34%)                              $ 2,980           $ 2,825           $ 2,007
Increase (decrease) resulting from:
     Tax-exempt interest                        (225)             (235)             (248)
     Stock options                               (30)              (25)              (59)
     State income taxes                          232               293               194
     Other                                       173                54                66
                                             -------           -------           -------

Actual tax provision                         $ 3,130           $ 2,912           $ 1,960
                                             =======           =======           =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 7: INCOME TAXES (CONTINUED)

         The tax effects of temporary differences related to deferred taxes shown on the December 31, 2003 and 2002 consolidated balance sheets are as follows:

                                                              2003             2002
                                                            -------           -------
                                                              (dollars in thousands)
Deferred tax assets:
     Allowance for loan losses                              $ 2,135           $ 2,028
     Accrued compensated absences                                41                58
     Mark to market - Mortgage loans held for sale               82               390
                                                            -------           -------
                                                              2,258             2,476
                                                            -------           -------
Deferred tax liabilities:
     Accumulated depreciation                                  (363)             (184)
     Accumulated appreciation on available-for-
       sale securities                                         (380)             (523)
     Other                                                     (213)              (81)
                                                            -------           -------
                                                               (956)             (788)
                                                            -------           -------

             Net deferred tax asset                         $ 1,302           $ 1,688
                                                            =======           =======

NOTE 8: SHORT-TERM DEBT

         Short-term debt at December 31, 2003 and 2002 consisted of the following components:

                                               2003              2002
                                             --------          -------
                                               (dollars in thousands)
Federal Home Loan Bank advance (A)           $      -          $35,000
                                             --------          -------

Total short-term debt                        $      -          $35,000
                                             ========          =======

         (A) Payable on demand; collateralized by various assets including mortgage-backed loans.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 9: LONG TERM DEBT

         Long-term debt at December 31, 2003 and 2002 consisted of the following components:

                                                                  2003            2002
                                                                -------          -------
                                                                 (dollars in thousands)
Note payable - other (A)                                        $ 1,281          $ 1,456
Note payable - bank (B)                                               -            4,095
Note payable - bank (C)                                           4,925                -
Federal Home Loan Bank advances (D)                              62,500           52,500
Trust Preferred Securities - BVBC Capital Trust I (E)            11,500           11,500
Trust Preferred Securities - BVBC Capital Trust II (F)            7,500                -
                                                                -------          -------

Total long-term debt                                            $87,706          $69,551
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

         (C) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.68%; collateralized by common stock of the Company's subsidiary bank.

         (D)      Due in 2007, 2008, 2010, 2011 and 2013; collateralized by
                  various assets including mortgage-backed loans. The interest rates on the advances range from 1.55% to 5.682%.

         (E) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust.

         (F) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (E) due in 2030.

         Aggregate annual maturities of long-term debt at December 31, 2003 are as follows:

                               (dollars in thousands)
2004                               $      613
2005                                      653
2006                                      694
2007                                   20,736
2008                                   10,784
Thereafter                             54,226
                                   ----------

                                   $   87,706
                                   ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 10: REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                          To Be Well Capitalized
                                                                            For Capital                  Under Prompt Corrective
                                            Actual                       Adequacy Purposes                  Action Provisions
                                            ------                       -----------------               -----------------------
                                    Amount           Ratio             Amount            Ratio            Amount           Ratio
                                    ------           -----             ------            -----            ------           -----
AS OF DECEMBER 31, 2003:                                               (dollars in thousands)

Total Capital
(to Risk Weighted Assets)
         Consolidated              $63,948            12.41%          $41,216             8.00%            N/A
                                   =======            =====           =======             ====
         Bank Only                 $55,957            11.20%          $39,973             8.00%          $49,967            10.00%
                                   =======            =====           =======             ====           =======            =====
Tier 1 Capital
(to Risk Weighted Assets)
         Consolidated              $51,710            10.04%          $20,608             4.00%            N/A
                                   =======            =====           =======             ====
         Bank Only                 $49,702             9.95%          $19,987             4.00%          $29,980             6.00%
                                   =======            =====           =======             ====           =======            =====

Tier 1 Capital
(to Average Assets)
         Consolidated              $51,710             8.31%          $24,897             4.00%            N/A
                                   =======            =====           =======             ====
         Bank Only                 $49,702             8.15%          $24,382             4.00%          $30,478             5.00%
                                   =======            =====           =======             ====           =======            =====

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 10: REGULATORY MATTERS (CONTINUED)

                                                                                                           To Be Well Capitalized
                                                                                For Capital                Under Prompt Corrective
                                            Actual                           Adequacy Purposes                Action Provisions
                                            ------                           -----------------                -----------------
                                    Amount              Ratio            Amount             Ratio         Amount              Ratio
                                    ------              -----            ------             -----         ------              -----
AS OF DECEMBER 31, 2002:                                                   (dollars in thousands)

Total Capital
(to Risk Weighted Assets)
         Consolidated              $ 49,949             10.13%          $ 39,434              8.00%         N/A
                                   ========             =====           ========              ====
         Bank Only                 $ 49,128             10.12%          $ 38,840              8.00%      $ 48,550             10.00%
                                   ========             =====           ========              ====       ========             =====

Tier 1 Capital
(to Risk Weighted Assets)
         Consolidated              $ 43,465              8.82%          $ 19,717              4.00%         N/A
                                   ========             =====           ========              ====
         Bank Only                 $ 43,049              8.87%          $ 19,420              4.00%      $ 29,130              6.00%
                                   ========             =====           ========              ====       ========             =====

Tier 1 Capital
(to Average Assets)
         Consolidated              $ 43,465              7.74%          $ 22,471              4.00%        N/A
                                   ========             =====           ========              ====
         Bank Only                 $ 43,049              7.79%          $ 22,113              4.00%      $ 27,642              5.00%
                                   ========             =====           ========              ====       ========             =====

         The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2003, approximately $17,421,000 of retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 11: TRANSACTIONS WITH RELATED PARTIES

         At December 31, 2003 and 2002, the Company had loans outstanding to executive officers, directors and to companies in which the Bank's executive officers or directors were principal owners, in the amounts of $5,976,000 and $8,083,000, respectively. Related party transactions for 2003 and 2002 were as follows:

                                            2003               2002
                                          --------            ------
                                            (dollars in thousands)
Balance, beginning of year                $  8,083           $ 10,133
New loans                                    2,582              4,351
Repayments and reclassifications            (4,689)            (6,401)
                                          --------           --------

Balance, end of year                      $  5,976           $  8,083
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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 12: PROFIT SHARING PLAN

         The Company's profit sharing plan covers substantially all employees. Contributions to the plan are determined annually by the Board of Directors, and participant interests are vested over a period from two to six years of service. Company contributions charged to expense for 2003, 2002 and 2001 were $320,000, $527,000 and $292,000, respectively.

NOTE 13: EQUITY INCENTIVE COMPENSATION

         The Company has an Equity Incentive Plan (the "Plan") which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.

         Under the fixed option provisions of the Plan, the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2003, the Company had 247,759 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years.

         During 2003, the Company granted no stock options, but did grant 13,275 shares of restricted common stock. Recipients of the restricted stock grant vest in the stock after three years from the date of the grant. The basis of the restricted shares granted, equal to the fair value of the Company's stock on the date of grant, will be amortized to compensation expense ratably over the three year vesting period. There were no forfeitures of restricted stock during 2003.

         A summary of the status of option shares under the plan at December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below:

                                                  2003                             2002                             2001
                                        -------------------------        -------------------------        -------------------------
                                                         Weighted                         Weighted                         Weighted
                                                         Average                          Average                          Average
                                                         Exercise                         Exercise                         Exercise
                                         Shares           Price           Shares           Price           Shares           Price
                                         ------           -----           ------           -----           ------           -----
Outstanding, beginning of year           235,575         $  17.02         235,760         $  14.77         224,716         $  12.86
Granted                                        -                -          51,600            25.00          73,500            19.50
Exercised                                (41,675)           17.77         (45,035)           14.25         (32,456)           11.70
Forfeited                                 (5,600)           22.30          (6,750)           17.94         (30,000)           15.37
                                         -------                          -------                          -------
Outstanding, end of year                 188,300         $  16.70         235,575         $  17.02         235,760         $  14.77
                                         =======                          =======                          =======
Options exercisable, end of year         164,350         $  15.49         172,525         $  15.26         171,760         $  13.44
                                         =======                          =======                          =======

         The weighted-average remaining contractual life of option shares at December 31, 2003 was 6.67 years. Exercise prices ranged from $3.75 to $25.00. Information about options outstanding and exercisable as of December 31, 2003 is set forth in the following table.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 13: EQUITY INCENTIVE COMPENSATION (CONTINUED)

                                             Options Outstanding                     Options Exercisable
                            ------------------------------------------------      ------------------------
                                                Weighted                                          Weighted
                               Number           Average           Weighted           Number       Average
         Range of           Outstanding        Remaining          Average         Exercisable     Exercise
     Exercise Prices        at 12/31/03     Contractual Life   Exercise Price     at 12/31/03      Price
     ---------------        -----------        -----------     --------------     -----------      -----
$    3.75  to   $    3.75      10,000           1  year          $     3.75          10,000      $    3.75
     5.10  to        5.10       3,000           2  years               5.10           3,000           5.10
     6.25  to        6.25       7,000           3  years               6.25           7,000           6.25
     7.50  to        7.50       9,000           4  years               7.50           9,000           7.50
    11.25  to       11.25      16,400           5  years              11.25          16,400          11.25
    14.38  to       14.38      19,700           6  years              14.38          19,700          14.38
    16.50  to       16.50      33,350           7  years              16.50          33,350          16.50
    19.50  to       19.50      51,500           8  years              19.50          51,500          19.50
    25.00  to       25.00      38,350           9  years              25.00          14,400          25.00
----------------------------------------------------------------------------------------------------------
                              188,300                                               164,350
==========================================================================================================

NOTE 14: OTHER INCOME/EXPENSE

         Other operating expenses consist of the following:

                          2003          2002          2001
                         ------        ------        ------
                              (dollars in thousands)
Advertising              $1,277        $  920        $  732
Data processing             556           530           441
Professional fees           810           628           379
Other expense             3,835         3,500         2,521
                         ------        ------        ------

     Total               $6,478        $5,578        $4,073
                         ======        ======        ======

         Other income consists of the following:

                     2003        2002        2001
                     ----        ----        ----
                        (dollars in thousands)
Rental income        $154        $142        $140
Other income          309         139          63
                     ----        ----        ----

     Total           $463        $281        $203
                     ====        ====        ====

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

         For these short-term instruments, the carrying amount approximates fair value.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

SHORT-TERM AND LONG-TERM DEBT

         Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT, LETTERS OF CREDIT AND LINES OF CREDIT

         The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                                                                   2003                  2002
                                                            -------------------   -------------------
                                                            Carrying     Fair     Carrying     Fair
                                                             Amount      Value     Amount      Value
                                                            --------   --------   --------   --------
                                                                      (dollars in thousands)
Financial assets:

  Cash and cash equivalents                                 $ 50,717   $ 50,717   $ 27,755   $ 27,755
  Available-for-sale securities                              105,736    105,736     61,364     61,364
  Mortgage loans held for sale                                18,297     18,301    119,272    119,269
  Interest receivable                                          1,923      1,923      2,014      2,014
  Loans, net of allowance for loan losses                    417,569    421,350    373,168    377,958

Financial liabilities:
  Deposits                                                   470,495    471,704    423,787    426,827
  Federal funds purchased and other interest-
      bearing liabilities                                     23,447     23,447     36,830     36,830
  Short-term debt                                                  -          -     35,000     35,000
  Long-term debt                                              87,706     91,628     69,551     74,359
  Interest payable                                             1,309      1,309        911        911

Unrecognized financial instruments (net of amortization):
      Commitments to extend credit                                 -          -          -          -
      Letters of credit                                            -          -          -          -
      Lines of credit                                              -          -          -          -
      Forward commitments                                          -          -          -          -

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 16: COMMITMENTS AND CREDIT RISKS

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

     At December 31, 2003 and 2002, the Company had outstanding commitments to originate loans aggregating approximately $32,913,000 and $24,836,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6,650,000 and $1,211,000 at December 31, 2003 and 2002, respectively, with the remainder at floating market rates.

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

     Total mortgage loans in the process of origination amounted to $47,965,000 and $126,471,000 and mortgage loans held for sale amounted to $18,297,000 and $119,272,000 at December 31, 2003 and 2002, respectively. Related forward commitments to sell mortgage loans amounted to approximately $66,2626,000 and $245,743,000 at December 31, 2003 and 2002, respectively. Mortgage loans in the process of origination represent commitments to originate loans at fixed rates.

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

     The Company had total outstanding letters of credit amounting to $20,228,000 and $10,943,000 at December 31, 2003 and 2002, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 16: COMMITMENTS AND CREDIT RISKS (CONTINUED)

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

     At December 31, 2003 and 2002, unused lines of credit borrowings aggregated approximately $131,995,000 and $113,709,000, respectively.

     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2003, federal funds sold totaling $29,400,000 and $0, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $25,400,000.

NOTE 17:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1:
Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

                                                           2003                                        2002
                                         -----------------------------------------   -----------------------------------------
                                          FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                         QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
   Net interest income after provision
     for loan losses                     $  3,436   $  4,402   $  3,792   $  3,883   $  3,295   $  3,552   $  3,322   $  3,244
   Noninterest income                       3,595      6,637      6,606      5,698      6,196      5,312      3,931      3,572
   Noninterest expense                      5,902      8,713      7,858      6,812      7,323      6,316      5,437      5,040
                                         --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes                  1,129      2,326      2,540      2,769      2,168      2,548      1,816      1,776
Income taxes                                  393        831        913        993        769        892        635        616
                                         --------   --------   --------   --------   --------   --------   --------   --------
   Net income                            $    736   $  1,495   $  1,627   $  1,776   $  1,399   $  1,656   $  1,181   $  1,160
                                         ========   ========   ========   ========   ========   ========   ========   ========

Net Income per Share Data
   Basic                                 $   0.32   $   0.66   $   0.73   $   0.80   $   0.64   $   0.76   $   0.54   $   0.53
                                         ========   ========   ========   ========   ========   ========   ========   ========
   Diluted                               $   0.31   $   0.64   $   0.71   $   0.77   $   0.61   $   0.74   $   0.53   $   0.52
                                         ========   ========   ========   ========   ========   ========   ========   ========

Balance Sheet
   Total assets                          $626,485   $621,428   $628,110   $591,409   $605,183   $559,105   $534,767   $529,923
   Total loans, net                       417,569    406,127    406,954    396,531    373,168    351,943    341,386    331,035
   Shareholders' equity                    40,198     39,629     38,342     36,248     34,344     32,663     30,891     29,342

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

NOTE 18: NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board recently issued its Interpretation No. 46 (FIN 46 revised), Consolidation of Variable Interest Entities. This new Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

                  1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders.

                  2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

                           a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights;

                           b. The obligation to absorb the expected losses of the entity; or,

                           c. The right to receive the expected residual returns of the entity.

                  3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

     The Company's initial application of the Interpretation will require deconsolidation of the Company's investment in BVBC Capital Trusts I and II, which we do not anticipate will have a material impact on the financial statements of the Company. The Company will apply FIN 46 (revised) in our first reporting period ending after March 15, 2004.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 19: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                        2003                2002
                                                                                     ----------          ----------
                                                                                             (In thousands)
ASSETS
     Cash and cash equivalents                                                       $      806          $      330
     Investments in subsidiaries:
         Bank of Blue Valley                                                             51,400              45,114
         Blue Valley Building Corp.                                                      11,863               4,075
         Blue Valley Insurance Services, Inc.                                                46                   -
         BVBC Capital Trust I                                                               356                 356
         BVBC Capital Trust II                                                              232                   -
     Other assets                                                                         2,279               1,844
                                                                                     ----------          ----------

              Total Assets                                                           $   66,982          $   51,719
                                                                                     ==========          ==========

LIABILITIES
     Long-term debt                                                                  $    4,925          $    4,095
     Trust preferred securities                                                          19,588              11,856
     Other liabilities                                                                    2,270               1,424
                                                                                     ----------          ----------
              Total Liabilities                                                          26,783              17,375
                                                                                     ----------          ----------

STOCKHOLDERS' EQUITY
     Common stock                                                                         2,279               2,223
     Additional paid-in capital                                                           7,404               6,284
     Retained earnings                                                                   30,344              25,052
     Unearned compensation                                                                 (399)                  -
     Unrealized appreciation on available-for-sale securities,
         net of income taxes of $380 and $523 at 2003 and 2002, respectively                570                 785
                                                                                     ----------          ----------
              Total Stockholders' Equity                                                 40,198              34,344
                                                                                     ----------          ----------

              Total Liabilities and Stockholders' Equity                             $   66,982          $   51,719
                                                                                     ==========          ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 19: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                  2003                 2002                2001
                                                               ----------           ----------          ----------
                                                                                  (In thousands)
Income
     Dividends from subsidiaries                               $      445           $      137          $       37
     Other income                                                      39                    3                  29
                                                               ----------           ----------          ----------
                                                                      484                  140                  66

Expenses                                                            2,189                1,588               1,375
                                                               ----------           ----------          ----------
Loss before income taxes and equity in
     undistributed net income of subsidiaries                      (1,705)              (1,448)             (1,309)
Credit for income taxes                                              (716)                (539)               (446)
                                                               ----------           ----------          -----------
Loss before equity in undistributed net income
     of subsidiaries                                                 (989)                (909)               (863)
Equity in undistributed net income of subsidiaries                  6,623                6,305               4,806
                                                               ----------           ----------          ----------

Net income                                                     $    5,634           $    5,396          $    3,943
                                                               ==========           ==========          ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 19: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                  2003                 2002                2001
                                                               ----------           ----------          ----------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $    5,634           $    5,396          $    3,943
     Items not requiring (providing) cash:
         Deferred income taxes                                         82                   30                 181
         Equity in undistributed income of subsidiaries            (6,623)              (6,305)             (4,806)
     Changes in:
         Other assets                                                (517)                (431)                (80)
         Other liabilities                                            504                  571                 (50)
                                                               ----------           ----------          ----------
              Net cash used in operating activities                  (920)                (739)               (812)
                                                               ----------           ----------          ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital contributed to subsidiary                             (7,943)              (2,018)             (2,875)
     Net collections of loans                                           -                    -                 300
                                                               ----------           ----------          ----------
              Net cash used in investing activities                (7,943)              (2,018)             (2,575)
                                                               ----------           ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayments of long-term debt                                  (4,495)                   -                   -
     Proceeds from long-term debt                                  13,057                2,095               2,000
     Proceeds from sale of common stock                               777                  691                 397
                                                               ----------           ----------          ----------
              Net cash provided by financing activities             9,339                2,786               2,397
                                                               ----------           ----------          ----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 476                   29                (990)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                330                  301               1,291
                                                               ----------           ----------          ----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                               $      806           $      330          $      301
                                                               ==========           ==========          ==========