Form 10-Q
period 2004-03-31
BLUE VALLEY BAN CORP
filed 2004-05-12
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP
             (Exact name of registrant as specified in its charter)

                  KANSAS                                         48-1070996

(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

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

Guarantee with respect to the Trust    American Stock Exchange
Preferred Securities, $8.00 par
value, of BVBC Capital Trust I

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

     As of March 31, 2004, the latest practicable date, the registrant had 2,296,911 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            Independent Accountants' Report............................................................................     3

            Consolidated Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003.............................     4

            Consolidated Statements of Income (unaudited) -
                three months ended March 31, 2004 and 2003.............................................................     6

            Consolidated Statements of Stockholders' Equity (unaudited) -
                three months ended March 31, 2004 and 2003 ............................................................     7

            Consolidated Statements of Cash Flows (unaudited) -
                three months ended March 31, 2004 and 2003.............................................................     8

            Notes to Consolidated Financial Statements (unaudited) -
                three months ended March 31, 2004 and 2003.............................................................     9

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................................................................    12

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................    21

      ITEM 4. CONTROLS AND PROCEDURES..................................................................................    23

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS........................................................................................    24

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................    24

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........................................................................    24

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................    24

      ITEM 5. OTHER INFORMATION........................................................................................    24

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................................    24

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

We have reviewed the consolidated balance sheet of Blue Valley Ban Corp as of March 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ BKD, LLP

Kansas City, Missouri
April 23, 2004

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                    (dollars in thousands, except share data)

ASSETS

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2004             2003
                                                                                      ----------------------------
                                                                                      (Unaudited)
Cash and due from banks                                                               $   27,033       $   21,317
Federal funds sold                                                                         9,000           29,400
                                                                                      ----------       ----------
         Cash and cash equivalents                                                        36,033           50,717

Available-for-sale securities                                                             77,667          105,736

Mortgage loans held for sale                                                              32,041           18,297

Loans, net of allowance for loan losses of $7,431
    and $7,051 in 2004 and 2003, respectively                                            444,277          417,569

Premises and equipment                                                                    19,240           18,250
Foreclosed assets held for sale, net                                                          12              416
Interest receivable                                                                        2,311            1,923
Deferred income taxes                                                                      1,877            1,302
Prepaid expenses and other assets                                                          3,288            3,593
Federal Home Loan Bank stock, Federal Reserve Bank stock,
    and other securities                                                                   8,200            8,142
Core deposit intangible asset, at amortized cost                                           1,090            1,128
                                                                                      ----------       ----------

         Total assets                                                                 $  626,036       $  627,073
                                                                                      ==========       ==========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2004             2003
                                                                                      ----------------------------
                                                                                      (Unaudited)
LIABILITIES
      Deposits
            Demand                                                                    $   82,751       $   74,717
            Savings, NOW and money market                                                203,676          190,631
            Time                                                                         184,118          205,147
                                                                                      ----------       ----------
                   Total deposits                                                        470,545          470,495

      Other interest-bearing liabilities                                                  23,483           23,447
      Long-term debt                                                                      86,906           88,294
      Interest payable and other liabilities                                               3,952            4,639
                                                                                      ----------       ----------

                   Total liabilities                                                     584,886          586,875
                                                                                      ----------       ----------

STOCKHOLDERS' EQUITY
      Capital stock
            Common stock, par value $1 per share;
                authorized 15,000,000 shares; issued and outstanding
                2004 - 2,296,911 shares; 2003 - 2,279,161                                  2,297            2,279
      Additional paid-in capital                                                           7,662            7,404
      Retained earnings                                                                   31,054           30,344
      Unearned compensation                                                                 (366)            (399)
      Accumulated other comprehensive income
            Unrealized appreciation on available-for-sale securities, net of
                income taxes of $335 in 2004 and $380 in 2003                                503              570
                                                                                      ----------       ----------

                   Total stockholders' equity                                             41,150           40,198
                                                                                      ----------       ----------

                   Total liabilities and stockholders' equity                         $  626,036       $  627,073
                                                                                      ==========       ==========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                         2004             2003
                                                                                      ----------------------------
                                                                                      (Unaudited)      (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                                      $    6,845       $    7,047
      Federal funds sold                                                                      43                6
      Available-for-sale securities                                                          655              582
                                                                                      ----------       ----------
                   Total interest income                                                   7,543            7,635
                                                                                      ----------       ----------

INTEREST EXPENSE
      Interest-bearing demand deposits                                                        29               41
      Savings and money market deposit accounts                                              649              401
      Other time deposits                                                                  1,682            1,715
      Federal funds purchased and other interest-bearing liabilities                          30               59
      Short-term debt                                                                          -              131
      Long-term debt                                                                       1,000              805
                                                                                      ----------       ----------
                   Total interest expense                                                  3,390            3,152
                                                                                      ----------       ----------

NET INTEREST INCOME                                                                        4,153            4,483

PROVISION FOR LOAN LOSSES                                                                    350              600
                                                                                      ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                        3,803            3,883
                                                                                      ----------       ----------

NONINTEREST INCOME
      Loans held for sale fee income                                                       2,496            5,104
      Service fees                                                                           565              518
      Realized gain on sales of available-for-sale securities                                215                -
      Other income                                                                           136               76
                                                                                      ----------       ----------
                   Total noninterest income                                                3,412            5,698
                                                                                      ----------       ----------

NONINTEREST EXPENSE
      Salaries and employee benefits                                                       3,898            4,672
      Net occupancy expense                                                                  767              658
      Other operating expense                                                              1,497            1,482
                                                                                      ----------       ----------
                   Total noninterest expense                                               6,162            6,812
                                                                                      ----------       ----------

INCOME BEFORE INCOME TAXES                                                                 1,053            2,769

PROVISION FOR INCOME TAXES                                                                   343              993
                                                                                      ----------       ----------

NET INCOME                                                                            $      710       $    1,776
                                                                                      ==========       ==========

BASIC EARNINGS PER SHARE                                                              $     0.31       $     0.80
                                                                                      ==========       ==========
DILUTED EARNINGS PER SHARE                                                            $     0.30       $     0.77
                                                                                      ==========       ==========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                                                           ACCUMULATED
                                                                   ADDITIONAL                                 OTHER
                                        COMPREHENSIVE   COMMON      PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE
                                           INCOME        STOCK      CAPITAL     EARNINGS   COMPENSATION       INCOME        TOTAL
                                        --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                             $   2,223   $    6,284   $ 25,052     $      -       $     785      $ 34,344

Issuance of 13,025 shares of
     common stock                                             13          215                                                   228
Net income                                $  1,776                                 1,776                                      1,776
Change in unrealized appreciation on
     available-for-sale securities,
     net of income taxes of $(67)             (100)                                                              (100)         (100)
                                          --------     ---------   ----------   --------     --------       ---------      --------
BALANCE, MARCH 31, 2003                   $  1,676     $   2,236   $    6,499   $ 26,828     $      -       $     685      $ 36,248
                                          ========     =========   ==========   ========     ========       =========      ========

Issuance of 43,425 shares of
     common stock                                             43          905                    (399)                          549
Net income                                $  3,858                                 3,858                                      3,858
Dividends on common stock ($0.15
     per share)                                                                     (342)                                      (342)
Change in unrealized appreciation on
     available-for-sale securities,
     net of income taxes of $(76)             (115)                                    -                         (115)         (115)
                                          --------     ---------   ----------   --------     --------       ---------      --------
BALANCE, DECEMBER 31, 2003                $  3,743     $   2,279   $    7,404   $ 30,344     $   (399)      $     570      $ 40,198
                                          ========     =========   ==========   ========     ========       =========      ========

Issuance of 17,750 shares of
     common stock                                             18          258          -            -               -           276
Net income                                $    710             -            -        710            -               -           710
Restricted stock earned                          -             -            -          -           33               -            33
Change in unrealized appreciation on
     available-for-sale securities,
     net of income taxes of $(45)              (67)            -            -          -            -             (67)          (67)
                                          --------     ---------   ----------   --------     --------       ---------      --------
BALANCE, MARCH 31, 2004                   $    643     $   2,297   $    7,662   $ 31,054     $   (366)      $     503      $ 41,150
                                          ========     =========   ==========   ========     ========       =========      ========

                                                                                           March 31,   December 31,   March 31,
                RECLASSIFICATION DISCLOSURE:                                                 2004          2003         2003
                                                                                           ---------   ------------   ---------
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $41, $(76),
    and $(67) for the periods ended March 31, 2004, December
    31, 2003 and March 31, 2003, respectively                                               $   62        $ (115)      $ (100)
Less: reclassification adjustments for appreciation included in net income, net of income taxes of $86, $0 and $0 for
    the periods ended March 31, 2004, December 31, 2003 and
    March 31, 2003, respectively                                                               129             -            -
                                                                                            ------        ------       ------
Change in unrealized appreciation on available-for-sale
    securities, net of income taxes (credit) of $(45),
    $(76), and $(67) for the periods ended March 31, 2004,
    December 31, 2003 and March 31, 2003, respectively                                      $  (67)       $ (115)      $ (100)
                                                                                            ======        ======       ======

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                                    MARCH 31, 2004   MARCH 31, 2003
                                                                                    -------------------------------
                                                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                      $      710       $    1,776
      Adjustments to reconcile net income to net cash flow from
            operating activities:
            Depreciation and amortization                                                    441              335
            Amortization (accretion) of premiums and discounts on securities                  (5)               4
            Provision for loan losses                                                        350              600
            Net gain on sales of available-for-sale securities                              (215)               -
            Net loss on sale of foreclosed assets                                             61                3
            Net loss on sale of premises and equipment                                         5                -
            Restricted stock earned                                                           33                -
            Originations of loans held for sale                                         (214,138)        (369,376)
            Proceeds from the sale of loans held for sale                                200,395          422,640
      Changes in
            Interest receivable                                                             (388)             (59)
            Prepaid expenses and other assets                                               (335)            (312)
            Interest payable and other liabilities                                          (688)            (441)
                                                                                      ----------       ----------
                   Net cash provided by (used in) operating activities                   (13,774)          55,170
                                                                                      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net originations of loans                                                          (30,123)         (23,996)
      Proceeds from sales of loan participations                                           3,053                -
      Purchase of premises and equipment                                                  (1,287)          (5,839)
      Proceeds from the sale of foreclosed assets                                            354               92
      Proceeds from sales of available-for-sale securities                                 6,210                -
      Proceeds from maturities of available-for-sale securities                           21,967           23,350
      Purchases of available-for-sale securities                                               -          (24,997)
      Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
         stock, and other securities                                                         (58)            (750)
                                                                                      ----------       ----------
                   Net cash provided by (used in) investing activities                       116          (32,140)
                                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, money market, NOW
          and savings accounts                                                            21,079            2,783
      Net increase (decrease) in time deposits                                           (21,029)          22,658
      Repayments of long-term debt                                                        (1,388)            (168)
      Proceeds from long-term debt                                                             -            5,325
      Net payments on short-term debt                                                          -          (35,000)
      Proceeds from sale of common stock                                                     276              228
      Net increase (decrease) in other borrowings                                             36          (10,834)
                                                                                      ----------       ----------
                   Net cash used in financing activities                                  (1,026)         (15,008)
                                                                                      ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (14,684)           8,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            50,717           27,755
                                                                                      ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   36,033       $   35,777
                                                                                      ==========       ==========

See Accompanying Notes to Consolidated Financial Statements and Independent Accountant's Report

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2004, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2004 and 2003, and are of a normal recurring nature.

      Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

      The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

      The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the period ended March 31, 2004, the Company issued no stock options; consequently, reported and pro forma net income were identical.

      During the quarter ended March 31, 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation 46 (Revised), Consolidation of Variable Interest Entities, to its trust preferred securities. The primary impact of this change was to report the Company's subordinated debt to the trust on the face of the accompanying balance sheet rather than the minority interest in the trust, as previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company's total assets, liabilities, stockholders' equity or results of operations.

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

      The computation of per share earnings for the three months ended March 31, 2004 and 2003 is as follows:

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                    MARCH 31, 2004   MARCH 31, 2003
                                                                                    -------------------------------
                                                                                      (Unaudited)     (Unaudited)
                                                                                     (dollars in thousands, except
                                                                                       share and per share data)
Net income, as reported                                                               $      710       $    1,776
                                                                                      ==========       ==========
Add: Total stock-based employee compensation recognized
    in net income, net of income taxes of $10 for the
    period ended March 31, 2004                                                               20                -
Less: Total stock-based compensation cost determined
    under the fair value based method, net of income
    taxes (credit) of $(10) for the period ended March 31, 2004                              (20)               -
                                                                                      ----------       ----------
Pro forma net income                                                                  $      710       $    1,776
                                                                                      ==========       ==========

Average common shares outstanding                                                      2,284,577        2,225,419
Average common share stock options outstanding                                            67,950           74,562
                                                                                      ----------       ----------

Average diluted common shares                                                          2,352,527        2,299,981
                                                                                      ==========       ==========

Basic earnings per share                                                              $     0.31       $     0.80
                                                                                      ==========       ==========
Diluted earnings per share                                                            $     0.30       $     0.77
                                                                                      ==========       ==========

NOTE 3: LONG-TERM DEBT

      Long-term debt at March 31, 2004 and December 31, 2003, consisted of the following components:

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2004            2003
                                                                                      ---------------------------
                                                                                      (Unaudited)
                                                                                            (in thousands)
Note payable - other (A)                                                              $        -       $    1,281
Note payable - bank (B)                                                                    4,818            4,925
Federal Home Loan Bank advances (C)                                                       62,500           62,500
Trust Preferred Securities - BVBC Capital Trust I (D)                                     11,856           11,856
Trust Preferred Securities - BVBC Capital Trust II (E)                                     7,732            7,732
                                                                                      ----------       ----------
           Total long-term debt                                                       $   86,906       $   88,294
                                                                                      ==========       ==========

(A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents. This note was paid off in the first quarter of 2004.

(B) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.68%; collateralized by common stock of the Company's subsidiary bank.

(C) Due in 2007, 2008, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.55% to 5.682%.

(D) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust.

(E) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2030.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

Aggregate annual maturities of long-term debt at March 31, 2004 are as follows:

                                       (in thousands)
April 1 to December 31, 2004              $   318
2005                                          450
2006                                          475
2007                                       20,500
2008                                       10,530
Thereafter                                 54,633
                                          -------

                                          $86,906
                                          =======

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

GENERAL

   CRITICAL ACCOUNTING POLICIES

      Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates underlying these policies. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policies since December 31, 2003. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2003.

   RESULTS OF OPERATIONS

      Three months ended March 31, 2004 and 2003. Net income for the quarter ended March 31, 2004, was $710,000, compared to net income of $1.8 million for the quarter ended March 31, 2003, representing a decrease of $1.1 million, or 60.03%. Diluted earnings per share decreased 61.04% to $0.30 during the first quarter of 2004 from $0.77 in the same period of 2003. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2004 were 0.46% and 6.92%, compared to 1.23% and 20.19%, respectively, for the same period in 2003, decreases of 62.61% and 65.73%, respectively.

      The principal contributing factors to our decrease in net income in the current year first quarter from the prior year were a decrease in net interest and non-interest income resulting from a decline in loans held for sale average balances and fee income. The strong demand for residential mortgage loan originations, particularly refinancing, experienced by the Company since 2001

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      decelerated as mortgage interest rates rose during the second half of 2003. The effects of lower mortgage origination volume carried over into the first quarter of 2004 and had an adverse impact on our net income.

   NET INTEREST INCOME

      Fully tax equivalent (FTE) net interest income for the three-month period ended March 31, 2004 was $4.2 million, a decrease of $344,000, or 7.54%, from $4.6 million for the three-month period ended March 31, 2003.

      FTE interest income for the current year first quarter was $7.6 million, a decrease of $106,000, or 1.37%, from $7.7 million in the prior year first quarter. FTE interest income decreased due to an overall decrease in the yield on average earning assets which was partially offset by an increase in average earning assets. The overall yield on average earning assets decreased by 36 basis points to 5.38% in the first quarter of 2004, compared to 5.74% in the prior year first quarter. Average earning asset volume increased from the first quarter of 2003 to the current period by $23.9 million, or 4.38%, in spite of a $58.4 million decline in the average balance of mortgage loans held for sale. The 36 basis point decrease in yield resulted primarily from decreases in market interest rates during 2003, changes in the mix of average earning assets, and the impact of the low interest rates on new and repriced assets during 2003 and 2004.

      Interest expense for the current year first quarter was $3.4 million, an increase of $238,000, or 7.55%, from $3.2 million in the prior year first quarter. The increase is attributable to an increase in average interest-bearing liability volume of $39.7 million or 8.56% as of March 31, 2004, compared to the first quarter of 2003, partially offset by a decline in the rates paid on average interest-bearing liabilities. Average interest-bearing deposits increased by $54.1 million or 16.03% from the prior year first quarter while other interest-bearing liabilities decreased by $14.4 million or 11.51% from the prior year first quarter. The overall increase in average interest-bearing deposit volume funded asset growth as well as replaced non-interest-bearing deposits whose average volume declined from the first quarter of the prior year. The rate paid on total average interest-bearing liabilities decreased 5 basis points to 2.71% during the quarter ended March 31, 2004 from 2.76% during the quarter ended March 31, 2003. The primary cause for this decline was the continued impact of the low market interest rates on new and repriced liabilities during 2003 and 2004.

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                                   Three Months Ended March 31,
                                                                 ------------------------------------------------------------------
                                                                              2004                                2003
                                                                 --------------------------------   -------------------------------
                                                                                          Average                           Average
                                                                   Average                 Yield/     Average                Yield/
                                                                   Balance     Interest     Rate      Balance    Interest     Rate
                                                                 ----------    --------   -------   ----------   --------   -------
                                                                                        (Dollars in thousands)
ASSETS
    Federal funds sold........................................   $   18,722    $     43     0.91%   $    2,112   $     6      1.08%
    Investment securities - taxable...........................       83,198         529     2.56        50,100       429      3.47
    Investment securities - non-taxable (1)...................       11,129         191     6.90        13,608       232      6.93
    Mortgage loans held for sale..............................       24,302         305     5.05        82,718     1,066      5.23
    Loans, net of unearned discount and fees..................      431,175       6,540     6.10       396,090     5,981      6.12
                                                                 ----------    --------             ----------   -------

        Total earning assets..................................      568,526       7,608     5.38       544,628     7,714      5.74
                                                                 ----------    --------             ----------   -------

    Cash and due from banks - non-interest bearing............       20,064                             19,792
    Allowance for possible loan losses........................       (7,068)                            (7,211)
    Premises and equipment, net...............................       18,925                             15,793
    Other assets..............................................       20,574                             14,019
                                                                 ----------                         ----------

        Total assets..........................................   $  621,022                         $  587,021
                                                                 ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits-interest bearing:
    Interest-bearing demand accounts..........................   $   24,244    $     29     0.48%   $   25,172   $    41      0.67%
    Savings and money market deposits.........................      168,663         649     1.55       133,882       401      1.22
    Time deposits.............................................      198,853       1,682     3.40       178,581     1,715      3.89
                                                                  ---------    --------             ----------   -------

        Total interest-bearing deposits.......................      391,761       2,360     2.42       337,635     2,157      2.59
                                                                 ----------    --------             ----------   -------

    Short-term borrowings.....................................       24,349          30     0.49        54,890       191      1.41
    Long-term debt ...........................................       86,811       1,000     4.63        70,719       804      4.61
                                                                 ----------    --------             ----------   -------

        Total interest-bearing liabilities ...................      502,921       3,390     2.71       463,244     3,152      2.76
                                                                 ----------    --------             ----------   -------

    Non-interest bearing deposits.............................       72,816                             83,037
    Other liabilities.........................................        4,032                              5,058
    Stockholders' equity......................................       41,252                             35,682
                                                                 ----------                         ----------

        Total liabilities and stockholders' equity               $  621,022                         $  587,021
                                                                 ==========                         ==========

    Net interest income/spread ...............................                 $  4,218     2.67%                $ 4,562      2.98%
                                                                               ========     ====                 =======      ====

    Net interest margin.......................................                              2.98%                             3.40%
                                                                                            ====                              ====

---------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending March 31, 2004 and 2003, the tax equivalency adjustment amounted to $65,000 and $79,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          2004 COMPARED TO 2003
                                                        ----------------------------------------------------------
                                                             CHANGE               CHANGE
                                                             DUE TO               DUE TO                TOTAL
                                                              RATE                VOLUME               CHANGE
                                                        ----------------     ----------------       --------------
                                                                          (Dollars in thousands)
Federal funds sold...................................   $             (1)    $             38       $           37
Investment securities - taxable......................               (112)                 212                  100
Investment securities - non-taxable (1)..............                 (1)                 (40)                 (41)
Mortgage loans held for sale.........................                (37)                (724)                (761)
Loans, net of unearned discount .....................                (17)                 576                  559
                                                        ----------------     ----------------       --------------
           Total interest income.....................               (168)                  62                 (106)
                                                        ----------------     ----------------       --------------
Interest-bearing demand accounts.....................                (11)                  (1)                 (12)
Savings and money market deposits....................                112                  136                  248
Time deposits........................................               (212)                 179                  (33)
Short-term borrowings................................               (124)                 (37)                (161)
Long-term debt.......................................                  4                  192                  196
                                                        ----------------     ----------------       --------------
           Total interest expense....................               (231)                 469                  238
                                                        ----------------     ----------------       --------------
Net interest income..................................   $             63      $          (407)       $        (344)
                                                        ================     ================     ================

---------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   PROVISION FOR LOAN LOSSES

      The provision for loan losses for the first quarter of 2004 was $350,000, compared to $600,000 for the same period of 2003. The decrease in the provision for loan losses recorded in the three-month period ended March 31, 2004 compared to the same period in the prior year was the result of improvements in the overall credit exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

   NON-INTEREST INCOME

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2004         2003
                                                              ------------------------
                                                                  (In thousands)
Loans held for sale fee income..............................  $   2,496     $    5,104
NSF charges and service fees................................        330            290
Other service charges.......................................        235            228
Realized gain on sales of available-for-sale securities.....        215              -
Other income................................................        136             76
                                                              ---------     ----------
         Total non-interest income..........................  $   3,412     $    5,698
                                                              =========     ==========

      Non-interest income decreased $2.3 million or 40.12%, to $3.4 million during the three-month period ended March 31, 2004, from $5.7 million during the three-month period ended March 31, 2003. This decrease is attributable to a decrease in loans held for sale fee income of $2.6 million or 51.10%. During 2002 and the first half of 2003, we experienced significant growth in our loans held for sale fee income due to the expansion of our National and Local mortgage divisions concurrent with a relatively low interest rate environment. The low interest rate environment resulted in a surge of mortgage refinancing activity. However, during the second half of 2003 and early in the first quarter of 2004, mortgage interest rates increased causing a decline in the volume of mortgage origination activity, particularly refinancing volume. During the quarter ending March 31, 2004, we sold approximately $6 million of investment securities to fund liquidity needs and realized $215,000 in gains on the sales.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   NON-INTEREST EXPENSE

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2004         2003
                                                              ------------------------
                                                                  (In thousands)
Salaries and employee benefits..........................      $   3,898     $    4,672
Occupancy...............................................            767            658
FDIC and other insurance expense........................             61             61
General and administrative .............................          1,436          1,421
                                                              ---------     ----------
         Total non-interest expense.....................      $   6,162     $    6,812
                                                              =========     ==========

      Non-interest expense decreased to $6.2 million, or 9.55%, during the three-month period ended March 31, 2004, from $6.8 million in the prior year period. This decrease is primarily attributable to a decrease in salaries and employee benefits expense of $774,000 or 16.57% due to a decrease in volume-based incentive compensation in our mortgage divisions. We had 272 full-time equivalent employees at March 31, 2004 compared to 263 at March 31, 2003, as many areas of the Company added employees to manage growth and expansion, particularly in our Commercial Lending and Retail divisions. Our expansion plans include the opening of a full service banking center in Leawood, Kansas during the second quarter of 2004.

FINANCIAL CONDITION

      Total assets for the Company at March 31, 2004, were $626.0 million, a decrease of $1.1 million, or 0.17%, compared to $627.1 million at December 31, 2003. Deposits and stockholders' equity at March 31, 2004, were $470.5 million and $41.2 million, respectively, compared with $470.5 million and $40.2 million, respectively, at December 31, 2003. The level of deposits remained constant while stockholders' equity increased $952,000 or 2.36%.

      Loans at March 31, 2004 totaled $451.7 million, reflecting an increase of $27.1 million, or 6.38%, compared to December 31, 2003. The loan to deposit ratio at March 31, 2004 was 94.41% compared to 88.75% at December 31, 2003.

      Available-for-sale securities at March 31, 2004 totaled $77.7 million, reflecting a decrease of $28.1 million or 26.55% compared to December 31, 2003. This decrease was the result of maturities, calls, and sales of securities with the proceeds used to fund the growth in our loan portfolio.

      Mortgage loans held for sale at March 31, 2004 totaled $32.0 million, an increase of $13.7 million, or 75.11%, compared to December 31, 2003. The Company's principal funding source for mortgage loans held for sale is short and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2004, approximately $24,249,000 was available.

      Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                           AS OF
                                                           --------------------------------------
                                                           MARCH 31,     MARCH 31,   DECEMBER 31,
                                                             2004          2003         2003
                                                           --------------------------------------
                                                                   (Dollars in thousands)
REAL ESTATE LOANS:
      Past due 90 days or more                             $    146      $      4      $    337
      Nonaccrual                                              2,458           175         1,991

INSTALLMENT LOANS:
      Past due 90 days or more                                    5            40             4
      Nonaccrual                                                 --            --            --

CREDIT CARDS AND RELATED PLANS:
      Past due 90 days or more                                    8            10            39
      Nonaccrual                                                 --            --            --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
      Past due 90 days or more                                  317         3,880           117
      Nonaccrual                                                359           787           318

LEASE FINANCING RECEIVABLES:
      Past due 90 days or more                                   --            --            --
      Nonaccrual                                                245           310           249

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
   ESTATE OWNED AND OTHER REPOSSESSED ASSETS
      Past due 90 days or more                                   --            --            --
      Nonaccrual                                                 --            --            --
                                                           --------      --------      --------
          Total non-performing loans                          3,539         5,206         3,055
FORECLOSED ASSETS HELD FOR SALE                                  12           553           416
                                                           --------      --------      --------
          Total non-performing assets                      $  3,551      $  5,759      $  3,471
                                                           ========      ========      ========

Total nonperforming loans to total loans                       0.78%         1.31%         0.72%
Total nonperforming loans to total assets                      0.57%         0.88%         0.50%
Allowance for loan losses to nonperforming loans             209.96%       143.18%       230.79%
Nonperforming assets to loans and foreclosed
     assets held for sale                                      0.79%         1.45%         0.82%

      As of March 31, 2004, non-performing loans equaled 0.78% of total loans, representing a slight increase in non-performing loans from December 31, 2003. Although total nonperforming loans at March 31, 2004 increased slightly compared to December 31, 2003, the overall credit exposure in the Company's total loan portfolio continued to improve; consequently, the Company recorded a lower provision for loan losses during the three month period ending March 31, 2004 compared to the three month period ending March 31, 2003. The level of loans charged-off decreased and the level of recoveries increased during the first quarter of 2004. Consequently, the Company experienced an annualized ratio of net recoveries to average loans of (0.03%) for the quarter ending March 31, 2004 compared a ratio of net charge-offs to average loans of 0.30% for the year ending December 31, 2003. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of March 31, 2004, our ratio of allowance for loan losses to non-performing loans was 209.96%.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                    AS OF AND FOR THE
                                                         ----------------------------------------
                                                         THREE MONTHS  THREE MONTHS
                                                             ENDED         ENDED      YEAR ENDED
                                                           MARCH 31,     MARCH 31,   DECEMBER 31,
                                                             2004          2003          2003
                                                         ------------  ------------  ------------
                                                                  (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD                             $  7,051      $  6,914      $  6,914

LOANS CHARGED OFF
      Commercial real estate                                     --            --           395
      Residential real estate                                    --            --            --
      Commercial                                                 13            81           802
      Personal                                                   37            26            68
      Home Equity                                                --            --            10
      Construction                                               --            --            --
      Leases                                                     50            73           279
                                                           --------      --------      --------
            Total loans charged-off                             100           180         1,554
                                                           --------      --------      --------

RECOVERIES
      Commercial real estate                                      7             5            10
      Residential real estate                                    48             1            --
      Commercial                                                  9            41            77
      Personal                                                    6             5            35
      Home Equity                                                --            --            --
      Construction                                               --            --            --
      Leases                                                     60            68           219
                                                           --------      --------      --------
            Total recoveries                                    130           120           341
                                                           --------      --------      --------

NET LOANS CHARGED OFF (RECOVERED)                               (30)           60         1,213

PROVISION FOR LOAN LOSSES                                       350           600         1,350
                                                           --------      --------      --------

BALANCE AT END OF PERIOD                                   $  7,431      $  7,454      $  7,051
                                                           ========      ========      ========

LOANS OUTSTANDING
      Average                                              $431,175      $396,090      $410,593
      End of period                                         451,708       403,985       424,620

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING
      Average                                                  1.72%         1.88%         1.72%
      End of period                                            1.65%         1.85%         1.66%

RATIO OF NET CHARGE-OFFS (RECOVERIES) TO
      Average loans                                           (0.03%)        0.06%         0.30%
      End of period loans                                     (0.03%)        0.06%         0.29%

      The allowance for loan losses as a percent of total loans decreased slightly to 1.65% as of March 31, 2004, compared to 1.66% as of December 31, 2003.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 81.86% and 82.54% of our total deposits at March 31, 2004, and December 31, 2003, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

      Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at March 31, 2004, the Bank was within the established guidelines.

      At March 31, 2004, our total stockholders' equity was $41.2 million and our equity to asset ratio was 6.57%. At March 31, 2004, our Tier 1 capital ratio was 9.70% compared to 10.04% at December 31, 2003, while our total risk-based capital ratio was 12.06% compared to 12.41% at December 31, 2003. As of March 31, 2004, we had capital in excess of the requirements for a "well-capitalized" institution.

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

      We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2004 based on the indicated instantaneous and permanent changes in interest rates.

                                               NET INTEREST     NET ECONOMIC
                                                  INCOME          VALUE OF
CHANGES IN INTEREST RATES                    (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------                    ---------------------------------
300 basis point rise                               24.05%            3.89%
200 basis point rise                               16.00%            2.79%
100 basis point rise                                8.97%            1.71%
Base Rate Scenario                                     -                -
25 basis point decline                             (6.80%)          (0.27%)
50 basis point decline                            (11.50%)          (0.63%)
100 basis point decline                           (15.98%)          (1.16%)

      The above table indicates that, at March 31, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The above table also indicates that, at March 31, 2004, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 75 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

      EXHIBITS

         11.   Computation of Earnings Per Share. Please see p. 9.

         15.   Letter regarding Unaudited Interim Financial Information

         32.1 Certification of the Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350

      REPORTS ON FORM 8-K

         On January 14, 2004, Blue Valley filed a report on Form 8-K covering the press release for the Company's annual and fourth quarter 2004 earnings.

         On April 14, 2004, Blue Valley filed a report on Form 8-K covering the press release for the Company's first quarter 2004 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLUE VALLEY BAN CORP

Date: May 12, 2004                          By: /s/ Robert D. Regnier
                                                --------------------------------
                                                Robert D. Regnier, President and
                                                Chief Executive Officer

Date: May 12, 2004                          By: /s/ Mark A. Fortino
                                                --------------------------------
                                                Mark A. Fortino, Treasurer