Form 10-Q/A
period 2004-03-31
BLUE VALLEY BAN CORP
filed 2004-06-10
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP
             (Exact name of registrant as specified in its charter)

               KANSAS                                       48-1070996
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                11935 RILEY                                  66225-6128
           OVERLAND PARK, KANSAS                             (Zip Code)
  (Address of principal executive offices)

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

This Form 10-Q/A is Amendment No. 1 to the Quarterly Report on Form 10-Q filed May 12, 2004 by Blue Valley Ban Corp. This amendment is filed for the sole purpose of including the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits 31.1 and 31.2.

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