Form 10-Q
period 2004-06-30
BLUE VALLEY BAN CORP
filed 2004-08-16
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      As of June 30, 2004, the latest practicable date, the registrant had 2,306,111 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        Independent Accountants' Report.........................................................     3

        Consolidated Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003...........     4

        Consolidated Statements of Income (unaudited) -
          three months and six months ended June 30, 2004 and 2003..............................     6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          six months ended June 30, 2004 and 2003 ..............................................     7

        Consolidated Statements of Cash Flows (unaudited) -
          six months ended June 30, 2004 and 2003...............................................     8

        Notes to Consolidated Financial Statements (unaudited) -
          six months ended June 30, 2004 and 2003...............................................     9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS................................................................    13

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................    23

    ITEM 4.  CONTROLS AND PROCEDURES............................................................    25

PART II.    OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS..................................................................    26

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................    26

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................    26

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................    26

    ITEM 5.  OTHER INFORMATION..................................................................    26

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................    27

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee,
Board of Directors and Shareholders
Blue Valley Ban Corp
Overland Park, Kansas 66225

We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ BKD, LLP

Kansas City, Missouri
July 25, 2004

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                    (dollars in thousands, except share data)

ASSETS

                                                                               DECEMBER 31,
                                                               JUNE 30, 2004       2003
                                                               -------------   ------------
                                                                (Unaudited)
Cash and due from banks                                        $      22,840   $     21,317
Federal funds sold                                                    18,000         29,400
                                                               -------------   ------------
       Cash and cash equivalents                                      40,840         50,717

Available-for-sale securities                                         83,834        106,036
Mortgage loans held for sale                                          27,390         18,297

Loans, net of allowance for loan losses of $7,390
  and $7,051 in 2004 and 2003, respectively                          448,785        417,569

Premises and equipment                                                20,160         18,250
Foreclosed assets held for sale, net                                       -            416
Interest receivable                                                    1,900          1,923
Deferred income taxes                                                  2,258          1,302
Prepaid expenses and other assets                                      3,270          3,593
Federal Home Loan Bank stock, Federal Reserve Bank stock
  and other securities                                                 7,864          7,842
Core deposit intangible asset, at amortized cost                       1,052          1,128
                                                               -------------   ------------
       Total assets                                            $     637,353   $    627,073
                                                               =============   ============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          DECEMBER 31,
                                                                          JUNE 30, 2004       2003
                                                                          -------------   ------------
                                                                           (Unaudited)
LIABILITIES
    Deposits
       Demand                                                             $      78,836   $     74,717
       Savings, NOW and money market                                            213,851        190,631
       Time                                                                     186,304        205,147
                                                                          -------------   ------------
           Total deposits                                                       478,991        470,495

    Other interest-bearing liabilities                                           24,504         23,447
    Long-term debt                                                               86,800         88,294
    Interest payable and other liabilities                                        5,670          4,639
                                                                          -------------   ------------

           Total liabilities                                                    595,965        586,875
                                                                          -------------   ------------

STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued and outstanding
          2004 - 2,306,111 shares; 2003 - 2,279,161 shares                        2,306          2,279
    Additional paid-in capital                                                    7,745          7,404
    Retained earnings                                                            31,735         30,344
    Unearned compensation                                                          (329)          (399)
    Accumulated other comprehensive income
       Unrealized appreciation (depreciation) on available-for-sale securities, net of  income taxes (credit) of $(46) in
          2004 and $380 in 2003                                                     (69)           570
                                                                          -------------   ------------

           Total stockholders' equity                                            41,388         40,198
                                                                          -------------   ------------

           Total liabilities and stockholders' equity                     $     637,353   $    627,073
                                                                          =============   ============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          2004            2003            2004           2003
                                                      -----------     -----------     -----------     -----------
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
INTEREST INCOME
    Interest and fees on loans                        $     6,869     $     7,285     $    13,714     $    14,332
    Federal funds sold                                         49               7              92              13
    Available-for-sale securities                             526             523           1,181           1,105
                                                      -----------     -----------     -----------     -----------
           Total interest income                            7,444           7,815          14,987          15,450
                                                      -----------     -----------     -----------     -----------

INTEREST EXPENSE
    Interest-bearing demand deposits                           43              49              72              90
    Savings and money market deposit accounts                 714             569           1,363             970
    Other time deposits                                     1,629           1,753           3,310           3,467
    Federal funds purchased and other
      interest-bearing liabilities                             35              57              65             116
    Short-term debt                                             -              29               -             160
    Long-term debt                                            987             966           1,987           1,772
                                                      -----------     -----------     -----------     -----------
           Total interest expense                           3,408           3,423           6,797           6,575
                                                      -----------     -----------     -----------     -----------

NET INTEREST INCOME                                         4,036           4,392           8,190           8,875

PROVISION FOR LOAN LOSSES                                     300             600             650           1,200
                                                      -----------     -----------     -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         3,736           3,792           7,540           7,675
                                                      -----------     -----------     -----------     -----------

NONINTEREST INCOME
    Loans held for sale fee income                          3,390           5,900           5,886          11,005
    Service fees                                              649             557           1,214           1,074
    Realized gain (loss) on available-for-sale
      securities                                              (82)              -             133               -
    Other income                                              146             149             282             225
                                                      -----------     -----------     -----------     -----------
           Total noninterest income                         4,103           6,606           7,515          12,304
                                                      -----------     -----------     -----------     -----------

NONINTEREST EXPENSE
    Salaries and employee benefits                          4,505           5,405           8,404          10,077
    Net occupancy expense                                     833             805           1,600           1,463
    Other operating expense                                 1,573           1,648           3,070           3,130
                                                      -----------     -----------     -----------     -----------
           Total noninterest expense                        6,911           7,858          13,074          14,670
                                                      -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                    928           2,540           1,981           5,309

PROVISION FOR INCOME TAXES                                    247             913             590           1,906
                                                      -----------     -----------     -----------     -----------

NET INCOME                                            $       681     $     1,627     $     1,391     $     3,403
                                                      ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE                              $      0.30     $      0.73     $      0.61     $      1.53
                                                      ===========     ===========     ===========     ===========
DILUTED EARNINGS PER SHARE                            $      0.29     $      0.71     $      0.59     $      1.48
                                                      ===========     ===========     ===========     ===========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                                                     ACCUMULATED
                                                             ADDITIONAL                                 OTHER
                                  COMPREHENSIVE    COMMON     PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE
                                      INCOME        STOCK     CAPITAL     EARNINGS   COMPENSATION       INCOME       TOTAL
                                  -------------   --------   ----------   --------   ------------   -------------   --------
BALANCE, DECEMBER 31, 2002                        $  2,223   $    6,284   $ 25,052   $          -   $         785   $ 34,344

   Issuance of 31,025 shares
      of common stock                        --         31          591         --                             --        622
   Net income                             3,403         --           --      3,403                             --      3,403
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of
      $(18)                                 (27)        --           --         --                            (27)       (27)
                                  -------------   --------   ----------   --------   ------------   -------------   --------
                                  $       3,376
                                  =============
 BALANCE, JUNE 30, 2003                           $  2,254   $    6,875   $ 28,455   $          -   $         758   $ 38,342
                                                  ========   ==========   ========   ============   =============   ========

   Issuance of 25,425 shares
      of common stock                        --         25          529         --           (399)             --        155
   Net income                             2,231         --           --      2,231                             --      2,231
   Dividends on common stock
      ($0.15 per share)                                                       (342)                                     (342)
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $(125)               (188)        --           --         --                           (188)      (188)
                                  -------------   --------   ----------   --------   ------------   -------------   --------
                                  $       2,043
                                  =============

BALANCE, DECEMBER 31, 2003                        $  2,279   $    7,404   $ 30,344   $       (399)  $         570   $ 40,198
                                                  ========   ==========   ========   ============   =============   ========

   Issuance of 26,950 shares
      of common stock                        --         27          341         --             --              --        368
   Net income                             1,391         --           --      1,391             --              --      1,391
   Restricted stock earned                              --           --         --             70              --         70
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of
      $(426)                               (639)        --           --         --             --            (639)      (639)
                                  -------------   --------   ----------   --------   ------------   -------------   --------
                                  $         752
                                  =============
 BALANCE, JUNE 30, 2004                           $  2,306   $    7,745   $ 31,735   $       (329)  $         (69)  $ 41,388
                                                  ========   ==========   ========   ============   =============   ========

                                                                                                DECEMBER 31,
                                                                                JUNE 30, 2004       2003      JUNE 30,2003
                                                                                -------------   -----------   ------------
RECLASSIFICATION DISCLOSURE
  Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(373), $(125), and $(18) for the periods ended June 30, 2004, December 31, 2003
     and June 30, 2003, respectively                                            $        (559)  $      (188)  $        (27)
  Less: reclassification adjustments for appreciation included in net income, net of income taxes of $53, $0, and $0 for the periods ended
     June 30, 2004, December 31, 2003 and June 30,
     2003, respectively                                                                    80             -              -
                                                                                -------------   -----------   ------------
  Change in unrealized appreciation on available-for-sale
     securities, net of income tax credit of $(426), $(125), and $(18) for the periods ended June 30, 2004, December 31, 2003
     and June 30, 2004, respectively                                            $        (639)  $      (188)  $        (27)
                                                                                =============   ===========   ============


See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                          JUNE 30, 2004   JUNE 30, 2003
                                                                          -------------   -------------
                                                                           (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $       1,391   $       3,403
    Adjustments to reconcile net income to net cash flow from
    operating activities:
       Depreciation and amortization                                                882             708
       Amortization (accretion) of premiums and discounts on
          securities                                                                (10)             18
       Provision for loan losses                                                    650           1,200
       Deferred income taxes                                                          -              (1)
       Net realized gain on available-for-sale securities                          (133)              -
       Net loss on sale of foreclosed assets                                         62               5
       Net loss (gain) on sale of premises and equipment                              5             (18)
       Restricted stock earned                                                       70               -
       Originations of loans held for sale                                     (499,863)       (857,343)
       Proceeds from the sale of loans held for sale                            490,771         875,565
    Changes in
       Interest receivable                                                           23              51
       Prepaid expenses and other assets                                           (401)           (275)
       Interest payable and other liabilities                                     1,031          (1,885)
                                                                          -------------   -------------
           Net cash provided by (used in) operating activities                   (5,522)         21,428
                                                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                   (34,930)        (35,028)
    Proceeds from sales of loan participations                                    3,053               -
    Purchase of premises and equipment                                           (2,527)         (7,011)
    Proceeds from the sale of premises and equipment                                  -              18
    Proceeds from the sale of foreclosed assets                                     364             104
    Proceeds from sales of available-for-sale securities                          6,210               -
    Proceeds from maturities of available-for-sale securities                    37,047          56,528
    Purchases of available-for-sale securities                                  (21,977)        (58,032)
    Proceeds from the sale or maturities of Federal Home Loan Bank
      stock, Federal Reserve Bank stock, and other securities                        95               -
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                  (117)           (750)
                                                                          -------------   -------------
           Net cash used in investing activities                                (12,782)        (44,171)
                                                                          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
      NOW and savings accounts                                                   27,339          14,584
    Net increase (decrease) in time deposits                                    (18,843)         32,002
    Repayments of long-term debt                                                 (1,494)         (4,381)
    Proceeds from long-term debt                                                      -          22,825
    Net payments on short-term debt                                                   -         (35,000)
    Proceeds from sale of common stock                                              368             622
    Net increase (decrease) in other borrowings                                   1,057          (9,217)
                                                                          -------------   -------------
           Net cash provided by financing activities                              8,427          21,435
                                                                          -------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (9,877)         (1,308)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   50,717          27,755
                                                                          -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      40,840   $      26,447
                                                                          =============   =============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2004, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended June 30, 2004 and 2003, and are of a normal recurring nature.

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

      The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the period ended June 30, 2004, the Company issued no stock options; consequently, reported and pro forma net income were identical.

      During the period ended June 30, 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation 46 (Revised), Consolidation of Variable Interest Entities, to its trust preferred securities. The primary impact of this change was to report the Company's subordinated debt to the trust on the face of the accompanying balance sheet rather than the minority interest in the trust, as previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company's total assets, liabilities, stockholders' equity or results of operations.

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

      The computation of per share earnings for the three and six-months ended June 30, 2004 and 2003 is as follows:

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                         2004                    2003          2004                   2003
                                                      -----------             -----------   -----------            -----------
                                                      (Unaudited)             (Unaudited)   (Unaudited)            (Unaudited)
                                                        (amounts in thousands, except         (amounts in thousands, except
                                                          share and per share data)             share and per share data)
Net income, as reported                               $       681             $     1,627   $     1,391            $     3,403
Add:  Total stock-based employee compensation
   recognized in net income, net of income taxes
   of $14 and $24 for the three- and six-month
   periods ended June 30, 2004, respectively                   26                       -            46                      -
Less:  Total stock-based compensation cost
   determined under the fair value based method,
   net of income tax credit of $(14) and $(24) for
   the three- and six-month periods ended
   June 30, 2004, respectively                                (26)                      -           (46)                     -
                                                      -----------             -----------   -----------            -----------
           Pro forma net income                       $       681             $     1,627   $     1,391            $     3,403
                                                      ===========             ===========   ===========            ===========

Average common shares outstanding                       2,300,818               2,235,736     2,292,697              2,230,606
Average common share stock options outstanding             55,211                  71,162        61,580                 72,852
                                                      -----------             -----------   -----------            -----------

Average diluted common shares                           2,356,029               2,306,898     2,354,277              2,303,458
                                                      ===========             ===========   ===========            ===========

Basic earnings per share                              $      0.30             $      0.73   $      0.61            $      1.53
                                                      ===========             ===========   ===========            ===========
Diluted earnings per share                            $      0.29             $      0.71   $      0.59            $      1.48
                                                      ===========             ===========   ===========            ===========

NOTE 3: LONG-TERM DEBT

      Long-term debt at June 30, 2004 and December 31, 2003, consisted of the following components:

                                                                          DECEMBER 31,
                                                          JUNE 30, 2004      2003
                                                          -------------   ------------
                                                           (Unaudited)
                                                                 (in thousands)
Note Payable - other (A)                                  $           -   $      1,281
Note Payable - bank (B)                                           4,712          4,925
Federal Home Loan Bank advances (C)                              62,500         62,500
Trust Preferred Securities - BVBC Capital Trust I (D)            11,856         11,856
Trust Preferred Securities - BVBC Capital Trust II (E)            7,732          7,732
                                                          -------------   ------------

Total long-term debt                                      $      86,800   $     88,294
                                                          =============   ============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

            (A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents. This note was paid off during the first quarter of 2004.

            (B) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.68%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed by the use of a swap agreement (see Note 4).

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

      Aggregate annual maturities of long-term debt at June 30, 2004 are as follows:

                                     (in thousands)
July 1 to December 31, 2004          $          212
    2005                                        450
    2006                                        475
    2007                                     20,500
    2008                                     10,530
    Thereafter                               54,633
                                     --------------

                                     $       86,800
                                     ==============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

      As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see
      Note 3). The agreement provides for the Company to receive interest from the counterparty at the note's variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.

      Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through June 30, 2004. Under the cash flow hedging method, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion, if any, is recognized in current earnings.

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

      RESULTS OF OPERATIONS

            Three months ended June 30, 2004 and 2003. Net income for the quarter ended June 30, 2004, was $681,000, compared to net income of $1.6 million for the quarter ended June 30, 2003, representing a decrease of $946,000, or 58.15%. Diluted earnings per share decreased 59.16% to $0.29 during the second quarter of 2004 from $0.71 in the same period of 2003. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended June 30, 2004 were 0.43% and 6.64%, compared to 1.07% and 17.59%, respectively, for the same period in 2003, decreases of 59.82% and 62.26%, respectively.

            The principal contributing factors to our decrease in net income in the current year second quarter from the prior year were a decrease in net interest income resulting from lower yields on earnings

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            assets and a decrease in non-interest income resulting from a decline in loans held for sale fee income. The strong demand for residential mortgage loan originations, particularly refinancing, experienced by the Company since 2001 decelerated as mortgage interest rates rose during the second half of 2003. The effects of lower mortgage origination volume continued into the second quarter of 2004 and had an adverse impact on our net income.

            Six months ended June 30, 2004 and 2003. Net income for the six months ended June 30, 2004 was $1.4 million, compared to net income of $3.4 million for the six-month period ended June 30, 2003, representing a decrease of $2.0 million, or 59.13%. Diluted earnings per share decreased 60.14% to $0.59 during the six months ended June 30, 2004 from $1.48 in the same period of 2003. The Company's annualized return on average assets and average stockholders' equity for the six-month period ended June 30, 2004 were 0.45% and 6.85%, compared to 1.15% and 18.86%, respectively, for the same period in 2003, decreases of 60.87% and 63.68%, respectively.

            The principal contributing factors to our decrease in net income from the six months ended June 30, 2003 to the current year were a decrease in non-interest income, specifically loans held for sale fee income, and a decrease in net interest income resulting from a change in the mix of earning assets.

      NET INTEREST INCOME

            Fully tax equivalent (FTE) net interest income for the three-month period ended June 30, 2004 was $4.1 million, a decrease of $368,000 or 8.24%, from $4.5 million for the three-month period ended June 30, 2003.

            FTE interest income for the current year second quarter was $7.5 million, a decrease of $384,000, or 4.87%, from $7.9 million in the prior year second quarter. This decrease was primarily a result of an overall decrease in yields on earning assets. Yields on average earning assets declined from the second quarter of 2003 to the current period by 41 basis points to 5.14% in the second quarter of 2003, compared to 5.55% in the prior year second quarter. The 41 basis point decrease in yield resulted primarily from a change in the mix of earning assets coupled with decreases in market interest rates during 2003 and the impact of the low interest rates on new and repriced assets during 2003 and 2004. Partially offsetting the decrease in yield on average earning assets was a $16.3 million, or 2.85%, increase in average earning assets.

            Interest expense for the current year second quarter was $3.4 million, unchanged from $3.4 million in the prior year second quarter. The rate paid on average interest-bearing liabilities declined 13 basis points to 2.67% during the quarter ended June 30, 2004 compared to 2.80% for the quarter ended June 30, 2003. The primary cause for this decline was the overall decline in market interest rates and the impact of the low interest rates on new and repriced liabilities during 2003 and 2004. The effect of this decline was offset by an increase in average interest-bearing liabilities. For the current year second quarter, average interest-bearing deposits increased by $27.5 million, or 7.40% from the prior year while other interest-bearing liabilities, comprised of short-term borrowings and long-term debt, decreased by $6.5 million or 5.40% from the prior year.

            FTE net interest income for the six-month period ended June 30, 2004 was $8.3 million, a decrease of $712,000 or 7.89%, from $9.0 million for the six-month period ended June 30, 2003.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FTE interest income for the six months ended June 30, 2004 was $15.1 million, a decrease of $490,000, or 3.14%, from $15.6 million for the six months ended June 30, 2003. This decrease primarily resulted from a change in the mix of earning assets as well as lower yields on average earning assets. The yield on average earning assets declined 40 basis points to 5.25% for the first six months of 2004, compared to 5.65% for the first six months of 2003. The 40 basis point decrease in yield resulted primarily from decreases in market interest rates during 2003 and the impact of the low interest rates on new and repriced assets during 2003 and 2004. Partially offsetting the decrease in yield was an increase in average earning asset volume. Average earning asset volume increased from June 30, 2003 to the current period by $20.1 million, or 3.60%.

            Interest expense for the six-month period ended June 30, 2004 was $6.8 million, an increase of $222,000, or 3.37%, from $6.6 million in the same period of the prior year. The increase is attributable to an increase in average interest-bearing liabilities. Average interest-bearing deposits increased by $40.6 million, or 11.45% from the prior year while other interest-bearing liabilities, comprised of short-term borrowings and long-term debt, decreased by $9.3 million or 7.64%. Partially offsetting the effect of increased average interest-bearing liabilities was a decline in rates paid on average interest-bearing liabilities during the first six months of 2004. The primary cause for this decline was the overall decline in market interest rates and the impact of low interest rates on new and repriced liabilities during 2003 and 2004. The rate paid on total average interest-bearing liabilities decreased 10 basis points to 2.69% during the six-month period ended June 30, 2004 compared to 2.79% during the same period in 2003.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                     SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------
                                                                 2004                             2003
                                                   ---------------------------------------------------------------
                                                                          AVERAGE                          AVERAGE
                                                    AVERAGE                YIELD/    AVERAGE                YIELD/
                                                    BALANCE    INTEREST     RATE     BALANCE    INTEREST    RATE
                                                   ---------   --------   -------   ---------   --------   -------
ASSETS
   Federal funds sold........................      $  20,865   $     92      0.88%  $   2,520   $     13      1.04%
   Investment securities - taxable...........         72,093        931      2.59      50,798        802      3.18
   Investment securities - non-taxable (1)...         10,978        379      6.92      13,456        459      6.89
   Mortgage loans held for sale..............         31,554        786      5.00      87,885      2,205      5.06
   Loans, net of unearned discount and fees..        441,858     12,928      5.87     402,616     12,127      6.07
                                                   ---------   --------             ---------   --------
     Total earning assets....................        577,348     15,116      5.25     557,275     15,606      5.65
                                                   ---------   --------             ---------   --------
   Cash and due from banks - non-interest
   bearing...................................         20,673                           19,810
   Allowance for possible loan losses........         (7,339)                          (7,549)
   Premises and equipment, net...............         19,213                           15,334
   Other assets..............................         18,015                           14,253
                                                   ---------                        ---------
     Total assets............................      $ 627,910                        $ 599,123
                                                   =========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts..........      $  27,193   $     72      0.53%  $  27,296   $     90      0.67%
   Savings and money market deposits.........        176,088      1,363      1.55     139,028        970      1.41
   Time deposits.............................        191,934      3,310      3.46     188,280      3,467      3.71
                                                   ---------   --------             ---------   --------
     Total interest-bearing deposits.........        395,215      4,745      2.41     354,605      4,527      2.57
                                                   ---------   --------             ---------   --------
   Short-term borrowings.....................         25,460         65      0.51      46,005        276      1.21
   Long-term debt ...........................         86,713      1,987      4.59      75,440      1,772      4.74
                                                   ---------   --------             ---------   --------
     Total interest-bearing liabilities .....        507,388      6,797      2.69     476,050      6,575      2.79
                                                   ---------   --------             ---------   --------
   Non-interest bearing deposits.............         75,003                           81,795
   Other liabilities ........................          4,701                            4,902
   Stockholders' equity......................         40,818                           36,377
                                                   ---------                        ---------
      Total liabilities and stockholders' equity   $ 627,910                        $ 599,123
                                                   =========                        =========
   Net interest income/spread ...............                  $  8,319      2.56%              $  9,031      2.86%
                                                               ========   =======               ========   =======
   Net interest margin.......................                                2.89%                            3.27%

----------------------

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                          2004 COMPARED TO 2003
                                                                    ---------------------------------
                                                                      CHANGE     CHANGE
                                                                      DUE TO     DUE TO       TOTAL
                                                                       RATE      VOLUME      CHANGE
                                                                    ---------   ---------   ---------
                                                                         (DOLLARS IN THOUSANDS)
Federal funds sold................................................  $      (2)  $      81   $      79
Investment securities - taxable...................................       (156)        285         129
Investment securities - non-taxable (1)...........................          2         (82)        (80)
Mortgage loans held for sale......................................        (28)     (1,391)     (1,419)
Loans, net of unearned discount ..................................       (451)      1,252         801
                                                                    ---------   ---------   ---------
           Total interest income..................................       (635)        145        (490)
                                                                    ---------   ---------   ---------
Interest-bearing demand accounts..................................        (18)          -         (18)
Savings and money market deposits.................................        102         291         393
Time deposits.....................................................       (213)         56        (157)
Short-term borrowings.............................................       (159)        (52)       (211)
Long-term debt....................................................        (56)        271         215
                                                                    ---------   ---------   ---------
           Total interest expense.................................       (344)        566         222
                                                                    ---------   ---------   ---------
Net interest income...............................................  $    (291)  $    (421)  $    (712)
                                                                    =========   =========   =========

-----------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      PROVISION FOR LOAN LOSSES

            The provision for loan losses for the second quarter of 2004 was $300,000, compared to $600,000 for the same period of 2003. For the six-months ended June 30, 2004 and 2003, the provision was $650,000 and $1.2 million, respectively. The decrease in the provision for loan losses recorded in the three- and six-month periods ended June 30, 2004 compared to the same periods in the prior year was the result of improvements in the overall credit exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

      NON-INTEREST INCOME

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                    ------------------   ------------------
                                                     2004       2003       2004     2003
                                                    -------   --------   -------   --------
                                                                (IN THOUSANDS)
Loans held for sale fee income...................   $ 3,390   $  5,900   $ 5,886   $ 11,005
NSF charges and service fees.....................       341        320       671        610
Other service charges............................       308        237       543        464
Realized (loss) gain on investment securities....      (82)          -       133          -
Other income ....................................       146        149       282        225
                                                    -------   --------   -------   --------
      Total non-interest income..................   $ 4,103   $  6,606   $ 7,515   $ 12,304
                                                    =======   ========   =======   ========

            Non-interest income decreased $2.5 million, or 37.89%, to $4.1 million during the three-month period ended June 30, 2004, from $6.6 million during the three-month period ended June 30, 2003. Non-interest income for the six-months ended June 30, 2004 was $7.5 million, a decrease of $4.8 million, or 38.93%, from $12.3 million for the six-months ended June 30, 2003. These decreases are attributable primarily to decreases in loans held for sale fee income. Loans held for sale fee income decreased $2.5 million, or 42.55%, and $5.1 million, or 46.52%, for the three-month and six-month periods ended June 30, 2004, respectively. During 2002 and the first half of 2003, we experienced significant growth in our loans held for sale fee income due to the expansion of our National and Local mortgage divisions concurrent with a relatively low interest rate environment. The low interest rate environment resulted in a surge of mortgage refinancing activity. However, during the second half of 2003 and early in the first half of 2004, mortgage interest rates increased causing a decline in the volume of mortgage origination activity, particularly refinancing volume.

            During the second quarter of 2004, the Company recorded an $82,000 charge for an other-than-temporary impairment on an equity investment. In addition, during the first quarter of 2004, we took advantage of opportunities to mitigate the risk of longer-term rate volatility in our available-for-sale investment portfolio and sold approximately $6 million of available-for-sale investment securities and realized $215,000 in gains on the sales.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      NON-INTEREST EXPENSE

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                    ------------------   ------------------
                                                     2004       2003       2004     2003
                                                    -------   --------   -------   --------
                                                                (IN THOUSANDS)
Salaries and employee benefits............          $ 4,505   $  5,405   $ 8,404   $ 10,077
Occupancy.................................              833        805     1,600      1,463
FDIC and other insurance expense..........               60         58       121        119
General and administrative ...............            1,513      1,590     2,949      3,011
                                                    -------   --------   -------   --------
      Total non-interest expense..........          $ 6,911   $  7,858   $13,074   $ 14,670
                                                    =======   ========   =======   ========

            Non-interest expense decreased to $6.9 million, or 12.06%, during the three-month period ended June 30, 2004 and to $13.1 million, or 10.88%, during the six-month period ended June 30, 2004, from $7.9 million and $14.7 million in the prior year periods, respectively. These decreases are attributable primarily to a decrease in salaries and employee benefits expense which decreased $900,000, or 16.66%, during the second quarter of 2004 and $1.7 million, or 16.61%, during the six-month period ended June 30, 2004, compared to the prior year periods. Salaries and employee benefits expense decreased due to decreased volume-based incentive compensation in our mortgage operations. We had 277 full-time equivalent employees at June 30, 2004 compared to 296 at June 30, 2003.

      FINANCIAL CONDITION

            Total assets for the Company at June 30, 2004, were $637.4 million, an increase of $10.3 million, or 1.63%, compared to $627.1 million at December 31, 2003. Deposits and stockholders' equity at June 30, 2004, were $479.0 million and $41.4 million, respectively, compared with $470.5 million and $40.2 million, respectively, at December 31, 2003, increases of $8.5 million, or 1.80%, and $1.2 million, or 2.96%, respectively.

            Loans at June 30, 2004 totaled $456.2 million, reflecting an increase of $31.6 million, or 7.43%, compared to December 31, 2003. The loan to deposit ratio at June 30, 2004 was 93.69% compared to 88.75% at December 31, 2003.

            Mortgage loans held for sale at June 30, 2004 totaled $27.4 million, an increase of $9.1 million, or 49.69% compared to December 31, 2003. The Company's principal funding source for mortgage loans held for sale is deposits and advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2004, approximately $20.1 million was available. The Company's Federal Home Loan Bank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale.

            Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                              AS OF
                                                              ------------------------------------
                                                                     JUNE 30,         DECEMBER 31,
                                                                2004         2003        2003
                                                              ---------   ---------   ------------
                                                                     (Dollars in thousands)
REAL ESTATE LOANS:
    Past due 90 days or more                                  $     419   $   1,060   $        337
    Nonaccrual                                                    2,461         589          1,991

INSTALLMENT LOANS:
    Past due 90 days or more                                         18           3              4
    Nonaccrual                                                       --           5             --

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                         --          61             39
    Nonaccrual                                                       --          --             --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                                        222       3,130            117
    Nonaccrual                                                    1,689       1,579            318

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                         --          --             --
    Nonaccrual                                                      364         421            249

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL ESTATE
    OWNED AND OTHER REPOSSESSED ASSETS):
    Past due 90 days or more                                         --          --             --
    Nonaccrual                                                       --          --             --
                                                              ---------   ---------   ------------
       Total non-performing loans                                 5,173       6,849          3,055
FORECLOSED ASSETS HELD FOR SALE                                      --         547            416
                                                              ---------   ---------   ------------
       Total non-performing assets                            $   5,173   $   7,396   $      3,471
                                                              =========   =========   ============

Total nonperforming loans to total loans                           1.13%       1.67%          0.72%
Total nonperforming loans to total assets                          0.81%       1.09%          0.50%
Allowance for loan losses to nonperforming loans                 142.86%     115.00%        230.79%
Nonperforming assets to loans and foreclosed assets
    held for sale                                                  1.13%       1.80%          0.82%

            As of June 30, 2004, non-performing loans equaled 1.13% of total loans, reflecting an increase in non-performing loans from December 31, 2003. Although total nonperforming loans at June 30, 2004 increased compared to December 31, 2003, the overall credit exposure in the Company's total loan portfolio continued to improve; consequently, the Company recorded a lower provision for loan losses during the six month period ending June 30, 2004 compared to the six month period ending June 30, 2003 The level of loans charged-off decreased during the second quarter of 2004, as evidenced by the decrease in our ratio of net charge-offs to average loans, to 0.14% for the period ending June 30, 2004 compared to 0.30% for the period ending December 31, 2003. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Company maintains its allowance for loan losses in excess of its non-performing

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            loans. As of June 30, 2004, our ratio of allowance for loan losses to non-performing loans was 142.86%.

            The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                         AS OF AND FOR THE
                                             -----------------------------------------
                                                  SIX MONTHS ENDED
                                                      JUNE 30,             YEAR ENDED
                                             -------------------------    DECEMBER 31,
                                                2004           2003           2003
                                             ----------    -----------    ------------
                                                       (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD               $    7,051    $     6,914    $      6,914

LOANS CHARGED-OFF
     Commercial real estate                          --            159             395
     Residential real estate                         --             --              --
     Commercial                                     386            124             802
     Personal                                        50             40              68
     Home Equity                                     --             --              10
     Construction                                    --             --              --
     Leases                                          58             81             279
                                             ----------    -----------    ------------
          Total loans charged-off                   494            404           1,554
                                             ----------    -----------    ------------

RECOVERIES:
     Commercial real estate                           7              5              10
     Residential real estate                         48              2              --
     Commercial                                      14             50              77
     Personal                                        33             24              35
     Home Equity                                     --             --              --
     Construction                                    --             --              --
     Leases                                          81             86             219
                                             ----------    -----------    ------------
          Total recoveries                          183            166             341
                                             ----------    -----------    ------------

NET LOANS CHARGED-OFF                               311            238           1,213

PROVISION FOR LOAN LOSSES                           650          1,200           1,350
                                             ----------    -----------    ------------

BALANCE AT END OF PERIOD                     $    7,390    $     7,876    $      7,051
                                             ==========    ===========    ============

LOANS OUTSTANDING:
     Average                                 $  441,858    $   402,616    $    410,593
     End of period                              456,175        414,830         424,620

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
     Average                                       1.67%          1.96%           1.72%
     End of period                                 1.62%          1.90%           1.66%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
     Average loans                                 0.14%          0.12%           0.30%
     End of period loans                           0.14%          0.12%           0.29%

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The allowance for loan losses as a percent of total loans decreased slightly to 1.62% as of June 30, 2004, compared to 1.66% at December 31, 2003. As of June 30, 2004, net charge-offs equaled 0.14% of average total loans on an annualized basis.

            Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 81.96% and 82.54% of our total deposits at June 30, 2004, and December 31, 2003, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

            Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at June 30, 2004, the Bank was within the established guidelines.

            At June 30, 2004, our total stockholders' equity was $41.4 million and our equity to asset ratio was 6.49%. At June 30, 2004, our Tier 1 capital ratio was 9.61% compared to 10.04% at December 31, 2003, while our total risk-based capital ratio was 11.88% compared to 12.41% at December 31, 2003. As of June 30, 2004, we had capital in excess of the requirements for a "well-capitalized" institution.

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

            We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2004 based on the indicated instantaneous and permanent changes in interest rates.

                                                   NET INTEREST       NET ECONOMIC
                                                      INCOME            VALUE OF
  CHANGES IN INTEREST RATES                      (NEXT 12 MONTHS)    EQUITY AT RISK
------------------------------                   ----------------    --------------
300 basis point rise                                  19.95%              0.82%
200 basis point rise                                  13.64%              0.61%
100 basis point rise                                   7.26%              0.50%
Base Rate Scenario                                        -                  -
25 basis point decline                                (3.92%)             0.25%
50 basis point decline                                (9.66%)             0.48%
75 basis point decline                               (13.13%)             0.74%

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The above table indicates that, at June 30, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

            The table also indicates that, at June 30, 2004, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would increase. Given our current asset/liability position, a 25, 50 or 75 basis point decline in interest rates will result in a higher economic value of our equity as the change in estimated gain on assets exceeds the change in estimated loss on liabilities in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains fixed-rate securities. However, the estimated market value increase in fixed rate loans and investment securities is partially offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

            Not applicable

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 19, 2004, the Company held its Annual Meeting of Stockholders. There were 2,296,911 shares outstanding and entitled to vote at the Annual Meeting, of which 1,640,543 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:

            1.    Election of Directors

                  Wayne A. Henry, Jr. was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

                  Shares Voted For:         1,640,518
                  Shares Voted Against             25
                  Shares Abstained                  0

                  The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:

                  Don H. Alexander
                  C. Ted McCarter
                  Thomas A. McDonnell
                  Robert D. Regnier

            2. The Company's 2004 Employee Stock Purchase Plan was approved The voting results were as follows:

                  Shares Voted For:         1,609,083
                  Shares Voted Against         31,460
                  Shares Abstained                  0

      ITEM 5. OTHER INFORMATION

            Not applicable

PART II: OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (F)   EXHIBITS

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

            (G)   REPORTS ON FORM 8-K

                  On April 14, 2004, Blue Valley filed a report on Form 8-K covering the press release for the Company's first quarter 2004 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLUE VALLEY BAN CORP

Date: August 13, 2004                     By: /s/ Robert D. Regnier
                                              ----------------------------------
                                              Robert D. Regnier, President and
                                              Chief Executive Officer

Date: August 13, 2004                     By: /s/ Mark A. Fortino
                                              ----------------------------------
                                              Mark A. Fortino, Treasurer