Form 10-Q
period 2004-09-30
BLUE VALLEY BAN CORP
filed 2004-11-15
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      As of September 30, 2004, the registrant had 2,313,061 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm...........................................     3

        Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003................     4

        Consolidated Statements of Income (unaudited) -
          three months and nine months ended September 30, 2004 and 2003..................................     6

        Consolidated Statements of Stockholders' Equity (unaudited) -
          nine months ended September 30, 2004 and 2003 ..................................................     7

        Consolidated Statements of Cash Flows (unaudited) -
          nine months ended September 30, 2004 and 2003...................................................     8

        Notes to Consolidated Financial Statements (unaudited) -
          nine months ended September 30, 2004 and 2003...................................................     9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..................................................................    14

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................    24

    ITEM 4.  CONTROLS AND PROCEDURES......................................................................    26

PART II.    OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS............................................................................    27

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................    27

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................    27

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................    27

    ITEM 5.  OTHER INFORMATION............................................................................    27

    ITEM 6.  EXHIBITS ....................................................................................    27

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee,
Board of Directors and Shareholders
Blue Valley Ban Corp
Overland Park, Kansas

We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                                  /s/ BKD, LLP

Kansas City, Missouri
October 28, 2004

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                    (dollars in thousands, except share data)

ASSETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2004               2003
                                                             ---------------    ---------------
                                                               (Unaudited)
Cash and due from banks                                      $        31,020    $        21,317
Federal funds sold                                                    27,500             29,400
                                                             ---------------    ---------------
       Cash and cash equivalents                                      58,520             50,717

Available-for-sale securities                                         74,605            106,036
Mortgage loans held for sale                                          27,673             18,297

Loans, net of allowance for loan losses of $7,605
  and $7,051 in 2004 and 2003, respectively                          470,155            417,569

Premises and equipment                                                20,083             18,250
Foreclosed assets held for sale, net                                   2,459                416
Interest receivable                                                    2,052              1,923
Deferred income taxes                                                  2,239              1,302
Prepaid expenses and other assets                                      3,170              3,593
Federal Home Loan Bank stock, Federal Reserve Bank stock
  and other securities                                                 7,922              7,842
Core deposit intangible asset, at amortized cost                       1,014              1,128
                                                             ---------------    ---------------

       Total assets                                          $       669,892    $       627,073
                                                             ===============    ===============

          See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2004            2003
                                                                    -------------   ------------
                                                                     (Unaudited)
LIABILITIES
    Deposits
       Demand                                                       $      83,561   $     74,717
       Savings, NOW and money market                                      228,828        190,631
       Time                                                               218,309        205,147
                                                                    -------------   ------------
           Total deposits                                                 530,698        470,495

    Other interest-bearing liabilities                                     24,058         23,447
    Short-term debt                                                         1,000              -
    Long-term debt                                                         66,694         88,294
    Interest payable and other liabilities                                  5,414          4,639
                                                                    -------------   ------------

           Total liabilities                                              627,864        586,875
                                                                    -------------   ------------
STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued and outstanding
          2004 - 2,313,061 shares; 2003 - 2,279,161 shares                  2,313          2,279
    Additional paid-in capital                                              7,777          7,404
    Retained earnings                                                      32,268         30,344
    Unearned compensation                                                    (289)          (399)
    Accumulated other comprehensive income
       Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(27) in
          2004 and $380 in 2003                                               (41)           570
                                                                    -------------   ------------

           Total stockholders' equity                                      42,028         40,198
                                                                    -------------   ------------

           Total liabilities and stockholders' equity               $     669,892   $    627,073
                                                                    =============   ============

          See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                              2004            2003              2004            2003
                                                         -------------   -------------     -------------   -------------
                                                          (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
INTEREST INCOME
    Interest and fees on loans                           $       7,345   $       7,640     $      21,059   $      21,972
    Federal funds sold                                              48               6               140              19
    Available-for-sale securities                                  624             445             1,805           1,550
                                                         -------------   -------------     -------------   -------------
           Total interest income                                 8,017           8,091            23,004          23,541
                                                         -------------   -------------     -------------   -------------

INTEREST EXPENSE
    Interest-bearing demand deposits                                43              41               115             131
    Savings and money market deposit accounts                      775             591             2,138           1,561
    Other time deposits                                          1,930           1,747             5,240           5,214
    Federal funds purchased and other
      interest-bearing liabilities                                  41              50               106             166
    Short-term debt                                                  -              96                 -             256
    Long-term debt                                                 964           1,014             2,951           2,786
                                                         -------------   -------------     -------------   -------------
           Total interest expense                                3,753           3,539            10,550          10,114
                                                         -------------   -------------     -------------   -------------

NET INTEREST INCOME                                              4,264           4,552            12,454          13,427

PROVISION FOR LOAN LOSSES                                          400             150             1,050           1,350
                                                         -------------   -------------     -------------   -------------

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             3,864           4,402            11,404          12,077
                                                         -------------   -------------     -------------   -------------
NONINTEREST INCOME
    Loans held for sale fee income                               2,106           5,974             7,992          16,979
    Service fees                                                   629             557             1,843           1,631
    Realized gain on available-for-sale securities                 391               -               524               -
    Other income                                                   143             106               425             331
                                                         -------------   -------------     -------------   -------------
           Total noninterest income                              3,269           6,637            10,784          18,941
                                                         -------------   -------------     -------------   -------------

NONINTEREST EXPENSE
    Salaries and employee benefits                               3,836           6,092            12,240          16,169
    Net occupancy expense                                          903             833             2,503           2,296
    Other operating expense                                      1,688           1,788             4,758           4,918
                                                         -------------   -------------     -------------   -------------
           Total noninterest expense                             6,427           8,713            19,501          23,383
                                                         -------------   -------------     -------------   -------------

INCOME BEFORE INCOME TAXES                                         706           2,326             2,687           7,635

PROVISION FOR INCOME TAXES                                         173             831               763           2,738
                                                         -------------   -------------     -------------   -------------

NET INCOME                                               $         533   $       1,495     $       1,924   $       4,897
                                                         =============   =============     =============   =============

BASIC EARNINGS PER SHARE                                 $        0.23   $        0.66     $        0.84   $        2.19
                                                         =============   =============     =============   =============
DILUTED EARNINGS PER SHARE                               $        0.23   $        0.64     $        0.82   $        2.12
                                                         =============   =============     =============   =============

          See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                                                       ACCUMULATED
                                                                ADDITIONAL                                OTHER
                                     COMPREHENSIVE    COMMON      PAID-IN   RETAINED     UNEARNED     COMPREHENSIVE
                                        INCOME        STOCK      CAPITAL    EARNINGS   COMPENSATION      INCOME         TOTAL
                                     -------------   --------   ----------  --------   ------------   -------------    --------
BALANCE, DECEMBER 31, 2002                           $  2,223   $    6,284  $ 25,052   $         --   $         785    $ 34,344

   Issuance of 31,875 shares
      of common stock                           --         32          602        --             --              --         634
   Net income                                4,897         --           --     4,897             --              --       4,897
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of
      $(164)                                  (246)        --           --        --             --            (246)       (246)
                                     -------------   --------   ----------  --------   ------------   -------------    --------
                                     $       4,651
                                     =============
BALANCE, SEPTEMBER 30, 2003                          $  2,255   $    6,886  $ 29,949   $         --   $         539    $ 39,629
                                                     ========   ==========  ========   ============   =============    ========

                                     $         768
                                     =============
BALANCE, DECEMBER 31, 2003                           $  2,279   $    7,404  $ 30,344   $       (399)  $         570    $ 40,198

   Issuance of 33,900 shares
      of common stock                           --         34          373        --             --              --         407
   Net income                                1,924         --           --     1,924             --              --       1,924
   Restricted stock earned and
      forfeited                                 --         --           --        --            110              --         110
   Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income tax credit of
      $(407)                                  (611)        --           --        --             --            (611)       (611)
                                     -------------   --------   ----------  --------    -----------   -------------    --------
                                     $       1,313
                                     =============
BALANCE, SEPTEMBER 30, 2004                          $  2,313   $    7,777  $ 32,268   $       (289)  $         (41)   $ 42,028
                                                     ========   ==========  ========   ============   =============    ========

                                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   2004              2003
                                                                               -------------     -------------
RECLASSIFICATION DISCLOSURE
  Unrealized depreciation on available-for-sale securities, net of income tax credit of $(198), and $(164) for the periods ended September 30,
     2004 and September 30, 2003, respectively                                 $        (297)    $        (246)
  Less: reclassification adjustments for appreciation included in net
     income, net of   income taxes of $210 and $0 for the periods ended
     September 30, 2004 and September 30, 2003, respectively                             314                 -
                                                                               -------------     -------------
  Change in unrealized appreciation on available-for-sale securities, net of income tax credit of $(407) and $(164) for the periods ended September
     30, 2004 and September 30, 2004, respectively                             $        (611)    $        (246)
                                                                               =============     =============

          See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                        SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                        ------------------    ------------------
                                                                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $            1,924    $            4,897
    Adjustments to reconcile net income to net cash flow from
    operating activities:
       Depreciation and amortization                                                 1,365                 1,139
       Amortization (accretion) of premiums and discounts on
          securities                                                                   (19)                   34
       Provision for loan losses                                                     1,050                 1,350
       Net realized gain on available-for-sale securities                             (524)                    -
       Net loss on sale of foreclosed assets                                           102                    39
       Net loss (gain) on sale of premises and equipment                                 5                   (18)
       Restricted stock earned and forfeited                                           110                     -
       Originations of loans held for sale                                        (688,991)           (1,385,560)
       Proceeds from the sale of loans held for sale                               679,616             1,442,697
    Changes in
       Interest receivable                                                            (129)                  220
       Prepaid expenses and other assets                                              (384)                 (348)
       Interest payable and other liabilities                                          775                 1,341
                                                                        ------------------    ------------------
           Net cash provided by (used in) operating activities                      (5,100)               65,791
                                                                        ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                      (59,228)              (34,995)
    Proceeds from sales of loan participations                                       3,053                     -
    Purchase of premises and equipment                                              (2,812)               (7,977)
    Proceeds from the sale of premises and equipment                                     -                    18
    Proceeds from the sale of foreclosed assets                                        393                   610
    Proceeds from sales of available-for-sale securities                            21,271                     -
    Proceeds from maturities of available-for-sale securities                       41,659                72,487
    Purchases of available-for-sale securities                                     (31,974)              (75,527)
    Proceeds from the sale or maturities of Federal Home Loan Bank
      stock, Federal Reserve Bank stock, and other securities                           95                     -
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                     (175)               (2,250)
                                                                        ------------------    ------------------
           Net cash used in investing activities                                   (27,718)              (47,634)
                                                                        ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
      NOW and savings accounts                                                      47,041                 8,065
    Net increase in time deposits                                                   13,162                33,118
    Repayments of long-term debt                                                   (21,600)               (4,525)
    Proceeds from long-term debt                                                         -                15,325
    Net proceeds from guaranteed preferred beneficial interest in
      Company's subordinated debt                                                        -                 7,500
    Net proceeds (payments) on short-term debt                                       1,000               (35,000)
    Proceeds from sale of common stock                                                 407                   634
    Net increase (decrease) in other borrowings                                        611               (14,864)
                                                                        ------------------    ------------------
           Net cash provided by financing activities                                40,621                10,253
                                                                        ------------------    ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                7,803                28,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      50,717                27,755
                                                                        ------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $           58,520    $           56,165
                                                                        ==================    ==================

          See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2004, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended September 30, 2004 and 2003, and are of a normal recurring nature.

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

        The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the period ended September 30, 2004, the Company issued no stock options; consequently, reported and pro forma net income were identical.

        During the period ended September 30, 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation 46 (Revised), Consolidation of Variable Interest Entities, to its trust preferred securities. The primary impact of this change was to report the Company's subordinated debt to the trust on the face of the accompanying balance sheet rather than the minority interest in the trust, as previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company's total assets, liabilities, stockholders' equity or results of operations.

        The report of BKD, LLP on its review accompanies the consolidated financial statements included in Item 1 of Part I.

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

   See Accompanying Notes to Consolidated Financial Statements and Report of
                 Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

The computation of per share earnings for the three and nine-months ended September 30, 2004 and 2003 is as follows:

                                                               FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                                2004                2003              2004              2003
                                                           ---------------    ---------------    ---------------   ---------------
                                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                             (amounts in thousands, except         (amounts in thousands, except
                                                               share and per share data)              share and per share data)
Net income, as reported                                    $           533    $         1,495    $         1,924   $        4,897
Add: Total stock-based employee compensation
   recognized in net income, net of income taxes of
   $10 and $33 for the three- and nine-month
   periods ended September 30, 2004, respectively                       21                  -                 63                -
Less: Total stock-based compensation cost
   determined under the fair value based method, net of
   income tax credit of $(10) and $(33) for the three-
   and nine-month periods ended September 30, 2004,
   respectively                                                        (21)                 -                (63)               -
                                                           ---------------    ---------------    ---------------   ---------------
           Pro forma net income                            $           533    $         1,495    $         1,924   $         4,897
                                                           ===============    ===============    ===============   ===============

Average common shares outstanding                                2,309,341          2,254,139          2,298,286         2,238,536
Average common share stock options outstanding                      55,441             79,381             59,331            74,467
                                                           ---------------    ---------------    ---------------   ---------------

Average diluted common shares                                    2,364,782          2,333,520          2,357,617         2,313,003
                                                           ===============    ===============    ===============   ===============

Basic earnings per share                                   $          0.23    $          0.66    $          0.84   $          2.19
                                                           ===============    ===============    ===============   ===============
Diluted earnings per share                                 $          0.23    $          0.64    $          0.82   $          2.12
                                                           ===============    ===============    ===============   ===============

   See Accompanying Notes to Consolidated Financial Statements and Report of
                 Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3:  SHORT-TERM DEBT

      Short-term debt at September 30, 2004 and December 31, 2003, consisted of the following components:

                              SEPTEMBER 30,   DECEMBER 31,
                                  2004           2003
                              -------------   ------------
                               (Unaudited)
                                      (in thousands)
Note Payable - other (a)      $       1,000   $          -
                              -------------   ------------

Total Short-term debt         $       1,000   $          -
                              =============   ============

      (a) Revolving line of credit collateralized by common stock of the Company's subsidiary bank. Interest accrues at the Federal Funds Rate plus 1.68%.

NOTE 4:  LONG-TERM DEBT

      Long-term debt at September 30, 2004 and December 31, 2003, consisted of the following components:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2004              2003
                                                             ----------------   ----------------
                                                               (Unaudited)
                                                                      (in thousands)
Note Payable - other (A)                                     $              -   $          1,281
Note Payable - bank (B)                                                 4,606              4,925
Federal Home Loan Bank advances (C)                                    42,500             62,500
Trust Preferred Securities - BVBC Capital Trust I (D)                  11,856             11,856
Trust Preferred Securities - BVBC Capital Trust II (E)                  7,732              7,732
                                                             ----------------   ----------------

Total long-term debt                                         $         66,694   $         88,294
                                                             ===============    ================

      (A) Due in August 2009, payable in monthly installments of $23,175, plus interest at 7.5%; collateralized by land, building and assignment of future rents. This note was paid off during the first quarter of 2004.

      (B) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.68%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed by the use of a swap

   See Accompanying Notes to Consolidated Financial Statements and Report of
                 Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

            agreement (see Note 5).

      (C) Due in 2008, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%.

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

      Aggregate annual maturities of long-term debt at September 30, 2004 are as follows:

                                           (in thousands)
October 1 to December 31, 2004            $            106
    2005                                               450
    2006                                               475
    2007                                               500
    2008                                            10,530
    Thereafter                                      54,633
                                          ----------------

                                          $         66,694
                                          ================

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

        As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 4). The agreement provides for the Company to receive interest from the counterparty at the note's variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.

        Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through September 30, 2004. Under the cash flow hedging method, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion, if any, is recognized in current earnings.

   See Accompanying Notes to Consolidated Financial Statements and Report of
                 Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 6:  MORTGAGE LOANS HELD FOR SALE CHARGE AND SUBSEQUENT EVENTS

        In the third quarter of 2004, the Company recorded a reduction in its Loans Held for Sale Income of $350,000 and also recorded an offsetting Other Liability to account for the anticipated refund of fee income on residential mortgage loans underwritten with documentation altered by a former employee of the Company. Because the affected loans were sold to investors, it is probable that the Company will either repurchase these loans and refund the $350,000 of fee income that was earned on these loans when they were sold to investors or indemnify the investor. Through the date of this report, the Company had repurchased approximately $9 million of these loans into the Company's existing residential mortgage loan portfolio. The anticipated repurchase of the remaining $5 million of affected loans is expected to be made in the fourth quarter of 2004 with liquidity currently available and is not expected to have a significant impact on the Company's overall liquidity position. Although the exact amount is not currently determinable, the Company will record an appropriate charge to the provision for loan losses upon the repurchase of these mortgage loans. Almost all of the affected mortgage loans are currently paying as agreed, and therefore the Company expects minimal credit losses from these loans. The Company expects the anticipated repurchase to have an immaterial impact on its earnings in the fourth quarter of 2004.

        Management of the Company, pursuant to an operational risk assessment of the situation, has put procedures in place to prevent such documentation issues in the future.

        On October 14th, the Company became a co-defendant in a class action lawsuit. The plaintiffs are eighteen former mortgage loan originators claiming that the Company did not compensate them appropriately for overtime in accordance with United States Department of Labor rules. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company is exploring whether any financial implications are covered by the Company's insurance policies. At this time, the Company has no estimate of the financial implications of this suit.

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

    RESULTS OF OPERATIONS

        Three months ended September 30, 2004 and 2003. Net income for the quarter ended September 30, 2004, was $533,000, compared to net income of $1.5 million for the quarter ended September 30, 2003, representing a decrease of $962,000, or 64.35%. Diluted earnings per share decreased 64.07% to $0.23 during the third quarter of 2003 from $0.64 in the same period of 2003. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended September 30, 2004 were 0.32% and 5.16%, compared to 0.89% and 15.31%, respectively, for the same period in 2003, decreases of 64.05% and 66.30%, respectively.

        The principal contributing factors to our decrease in net income in the current year third quarter from the prior year were a decrease in non-interest income resulting from a decline in loans held

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        for sale fee income and a decrease in net interest income resulting from lower levels of earnings assets as well as an increase in the average rate paid on total interest-bearing liabilities. The strong demand for residential mortgage loan originations, particularly refinancing, experienced by the Company since 2001 decelerated as mortgage interest rates rose during the second half of 2003. The effects of lower mortgage origination volume continued into the third quarter of 2004 and had an adverse impact on our net income.

        Nine months ended September 30, 2004 and 2003. Net income for the nine months ended September 30, 2004 was $1.9 million, compared to net income of $4.9 million for the nine-month period ended September 30, 2003, representing a decrease of $3.0 million, or 60.72%. Diluted earnings per share decreased 61.33% to $0.82 during the nine months ended September 30, 2004 from $2.12 in the same period of 2003. The Company's annualized returns on average assets and average stockholders' equity for the nine-month period ended September 30, 2004 were 0.40% and 6.27%, compared to 1.05% and 17.62%, respectively, for the same period in 2003, decreases of 61.91% and 64.42%, respectively.

        The principal contributing factors to our decrease in net income from the nine months ended September 30, 2003 to the current year were a decrease in non-interest income, specifically loans held for sale fee income, and a decrease in net interest income resulting from a change in the mix of earning assets.

NET INTEREST INCOME

        Fully tax equivalent (FTE) net interest income for the three-month period ended September 30, 2004 was $4.3 million, a decrease of $312,000 or 6.75%, from $4.6 million for the three-month period ended September 30, 2003.

        FTE interest income for the current year third quarter was $8.1 million, a decrease of $99,000, or 1.22%, from $8.2 million in the prior year third quarter. This decrease was primarily a result of an overall decrease in average earning assets. Average earning asset volume decreased from the third quarter of 2003 to the current period by $25.8 million, or 4.08%. Partially offsetting the decrease in average earning assets was an increase in yield on interest-earning assets. The yield on average earning assets increased 15 basis points to 5.28% in the third quarter of 2004, compared to 5.13% in the prior year third quarter. The 15 basis point increase in yield resulted primarily from increases in market interest rates during the third quarter of 2004.

        Interest expense for the current year third quarter was $3.8 million, an increase of $214,000, or 6.04%, from $3.5 million in the prior year third quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from promotional rates offered on our time deposits. The rate paid on total average interest-bearing liabilities increased 17 basis points to 2.80% during the three-month period ended September 30, 2004 compared to 2.63% during the same period in 2003. Partially offsetting the effect of this increase in rate was a decline in the balance of average interest-bearing liabilities. Average interest-bearing liabilities decreased $3.0 million or 0.57% to $530.9 million during the third quarter of 2004 compared to $533.9 million during the prior year period. This decrease was primarily the result of lower short- and long-term debt average balances which were partially offset by an increase in interest-bearing deposit average balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FTE net interest income for the nine-month period ended September 30, 2004 was $12.6 million, a decrease of $1.0 million or 7.51%, from $13.7 million for the nine-month period ended September 30, 2003.

        FTE interest income for the nine months ended September 30, 2004 was $23.2 million, a decrease of $589,000, or 2.48%, from $23.8 million for the nine months ended September 30, 2003. This decrease primarily resulted from a change in the mix of earning assets. The yield on average earning assets declined 18 basis points to 5.28% for the first nine months of 2004, compared to 5.46% for the first nine months of 2003. The 18 basis point decrease in yield resulted primarily from decreases in market interest rates during 2003 and the impact of the low interest rates on new and repriced assets during 2003 and 2004. Partially offsetting the decrease in yield was an increase in average earning asset volume. Average earning asset volume increased from September 30, 2003 to the current period by $4.5 million, or 0.76%.

        Interest expense for the nine-month period ended September 30, 2004 was $10.5 million, an increase of $436,000, or 4.31%, from $10.1 million in the same period of the prior year. The increase is attributable to an increase in average interest-bearing liabilities. Average interest-bearing deposits increased by $41.2 million, or 11.29% from the prior year while other interest-bearing liabilities, comprised of short-term borrowings and long-term debt, decreased by $21.5 million or 16.43%. The rate paid on total average interest-bearing liabilities increased 1 basis point to 2.74% during the nine-month period ended September 30, 2004 compared to 2.73% during the same period in 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                            2004                                2003
                                               -------------------------------    -----------------------------------
                                                                       AVERAGE                                AVERAGE
                                                AVERAGE                 YIELD/       AVERAGE                   YIELD/
                                                BALANCE   INTEREST      RATE        BALANCE     INTEREST       RATE
                                               ---------  ---------    -------    -----------  ---------      -------
ASSETS
   Federal funds sold........................  $  18,946  $     140      0.99%    $     2,696  $      19       0.94%
   Investment securities - taxable...........     73,826      1,459      2.64          51,262      1,102       2.87
   Investment securities - non-taxable (1)...     10,112        525      6.94          13,246        680       6.86
   Mortgage loans held for sale..............     32,385      1,252      5.16         107,101      3,765       4.70
   Loans, net of unearned discount and fees..    451,698     19,807      5.86         408,194     18,206       5.96
                                               ---------  ---------               -----------  ---------
     Total earning assets....................    586,967     23,183      5.28         582,499     23,772       5.46
                                               ---------  ---------               -----------  ---------
   Cash and due from banks - non-interest
   bearing...................................     21,467                               19,050
   Allowance for possible loan losses........     (7,367)                              (7,732)
   Premises and equipment, net...............     19,489                               15,920
   Other assets..............................     17,346                               11,599
                                               ---------                          -----------
     Total assets............................  $ 637,902                          $   621,336
                                               =========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts..........  $  27,663  $     115      0.56%    $    26,847  $     131       0.65%
   Savings and money market deposits.........    181,201      2,138      1.58         145,288      1,561       1.44
   Time deposits.............................    197,158      5,240      3.55         192,695      5,214       3.62
                                               ---------  ---------               -----------  ---------
     Total interest-bearing deposits.........    406,022      7,493      2.47         364,830      6,906       2.53
                                               ---------  ---------               -----------  ---------
   Short-term borrowings.....................     25,443        106      0.56          51,207        422       1.10
   Long-term debt ...........................     83,778      2,951      4.71          79,472      2,786       4.69
                                               ---------  ---------               -----------  ---------
     Total interest-bearing liabilities .....    515,243     10,550      2.74         495,509     10,114       2.73
                                               ---------  ---------               -----------  ---------
   Non-interest bearing deposits.............     76,662                               83,642
   Other liabilities ........................      4,981                                5,013
   Stockholders' equity......................     41,016                               37,172
                                               ---------                          -----------
     Total liabilities and stockholders'
      equity ................................  $ 637,902                          $   621,336
                                               =========                          ===========
   Net interest income/spread ...............             $  12,633      2.54%                 $  13,658       2.73%
                                                          =========      ====                  =========       ====
   Net interest margin.......................                            2.87%                                 3.13%

-----------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the nine months ending September 30, 2004 and 2003, the tax equivalency adjustment amounted to $179,000 and $231,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2004 COMPARED TO 2003
                                                                       -----------------------------------
                                                                       CHANGE       CHANGE
                                                                       DUE TO       DUE TO         TOTAL
                                                                        RATE        VOLUME         CHANGE
                                                                       -------     --------       --------
                                                                             (DOLLARS IN THOUSANDS)
Federal funds sold................................................     $     1     $    120       $    121
Investment securities - taxable...................................         (91)         448            357
Investment securities - non-taxable (1)...........................           8         (163)          (155)
Mortgage loans held for sale......................................         372       (2,885)        (2,513)
Loans, net of unearned discount ..................................        (327)       1,928          1,601
                                                                       -------     --------       --------
           Total interest income..................................         (37)        (552)          (589)
                                                                       -------     --------       --------
Interest-bearing demand accounts..................................         (19)           3            (16)
Savings and money market deposits.................................         152          425            577
Time deposits.....................................................        (121)         147             26
Short-term borrowings.............................................        (209)        (107)          (316)
Long-term debt....................................................          12          153            165
                                                                       -------     --------       --------
           Total interest expense.................................        (185)         621            436
                                                                       -------     --------       --------
Net interest income...............................................     $   148     $ (1,173)      $ (1,025)
                                                                       =======     ========       ========

---------------

(1)   Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

        The provision for loan losses for the third quarter of 2004 was $400,000, compared to $150,000 for the same period of 2003. For the nine-months ended September 30, 2004 and 2003, the provision was $1.1 million and $1.4 million, respectively. The increase in the provision for loan losses recorded in the three-month period ended September 30, 2004 compared to the same period in the prior year was the result of growth in our loan portfolio. The decrease in the provision for loan losses recorded in the nine-month period ended September 30, 2004 compared to the same period in the prior year was the result of improvements in the overall credit exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------    -----------------
                                                           2004         2003       2004      2003
                                                          ------       ------    -------   --------
                                                                         (IN THOUSANDS)
Loans held for sale fee income...................         $2,106       $5,974    $ 7,992   $ 16,979
NSF charges and service fees.....................            334          333      1,005        943
Other service charges............................            295          224        838        688
Net realized gain on investment securities.......            391            -        524          -
Other income ....................................            143          106        425        331
                                                          ------       ------    -------   --------
      Total non-interest income..................         $3,269       $6,637    $10,784   $ 18,941
                                                          ======       ======    =======   ========

        Non-interest income decreased $3.4 million, or 50.75%, to $3.3 million during the three-month period ended September 30, 2004, from $6.6 million during the three-month period ended September 30, 2003. Non-interest income for the nine-months ended September 30, 2004 was $10.8 million, a decrease of $8.2 million, or 43.07%, from $18.9 million for the nine-months ended September 30, 2003. These decreases are attributable primarily to decreases in loans held for sale fee income. Loans held for sale fee income decreased $3.9 million, or 64.75%, and $9.0 million, or 52.93%, for the three-month and nine-month periods ended September 30, 2004, respectively. During 2002 and the first half of 2003, we experienced significant growth in our loans held for sale fee income due to the expansion of our National and Local mortgage divisions concurrent with a relatively low interest rate environment. The low interest rate environment resulted in a surge of mortgage refinancing activity. However, during the second half of 2003 and early in the first half of 2004, mortgage interest rates increased causing a decline in the volume of mortgage origination activity, particularly refinancing volume. In addition, as discussed in Note 6 to the Consolidated Financial Statements, the Company recorded a $350,000 reduction in its Loans Held for Sale Fee Income to account for the anticipated refund of fee income on residential mortgage loans underwritten with documentation altered by a former employee of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        During 2004, we took advantage of opportunities to mitigate the risk of longer-term rate volatility in our available-for-sale investment portfolio and sold approximately $20.7 million of available-for-sale investment securities and realized $524,000 in net gains on those sales. Included in this amount are $391,000 of gains realized during the third quarter of 2004 from sales of $14.7 million of available-for-sale securities.

NON-INTEREST EXPENSE

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------    -----------------
                                                   2004       2003        2004     2003
                                                  -------    -------    -------   -------
                                                              (IN THOUSANDS)
Salaries and employee benefits............        $ 3,836    $ 6,092    $ 12,240  $16,169
Occupancy.................................            903        833       2,503    2,296
FDIC and other insurance expense..........             59         59         180      178
General and administrative ...............          1,629      1,729       4,578    4,740
                                                  -------    -------    --------  -------
      Total non-interest expense..........        $ 6,427    $ 8,713    $ 19,501  $23,383
                                                  -------    -------    --------  -------

        Non-interest expense decreased to $6.4 million, or 26.24%, during the three-month period ended September 30, 2004 and to $19.5 million, or 16.61%, during the nine-month period ended September 30, 2004, from $8.7 million and $23.4 million in the prior year periods, respectively. These decreases are attributable primarily to a decrease in salaries and employee benefits expense which decreased $2.3 million, or 37.04%, during the third quarter of 2004 and $3.9 million, or 24.30%, during the nine-month period ended September 30, 2004, compared to the prior year periods. Salaries and employee benefits expense decreased primarily due to decreased volume-based incentive compensation in our mortgage operations. We had 273 full-time equivalent employees at September 30, 2004 compared to 288 at September 30, 2003.

FINANCIAL CONDITION

        Total assets for the Company at September 30, 2004, were $669.9 million, an increase of $42.8 million, or 6.82%, compared to $627.1 million at December 31, 2003. Deposits and stockholders' equity at September 30, 2004, were $530.7 million and $42.0 million, respectively, compared with $470.5 million and $40.2 million, respectively, at December 31, 2003, increases of $60.2 million, or 12.79%, and $1.8 million, or 4.55%, respectively.

        Loans at September 30, 2004 totaled $477.8 million, reflecting an increase of $53.1 million, or 12.51%, compared to December 31, 2003. The loan to deposit ratio at September 30, 2004 was 90.02% compared to 90.25% at December 31, 2003.

        Mortgage loans held for sale at September 30, 2004 totaled $27.7 million, an increase of $9.4 million, or 51.24% compared to December 31, 2003. The Company's principal funding source for mortgage loans held for sale is deposits and advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2004, approximately $36.2 million was available. The Company's Federal Home Loan Bank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS

                                                                              AS OF
                                                            ---------------------------------------
                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                              2004          2003          2003
                                                            ---------      ------      ------------
                                                                     (Dollars in thousands)
REAL ESTATE LOANS:
    Past due 90 days or more                                $      --      $1,538         $  337
    Nonaccrual                                                    476          --          1,991

INSTALLMENT LOANS:
    Past due 90 days or more                                       --           1              4
    Nonaccrual                                                     --          --             --

CREDIT CARDS AND RELATED PLANS:
    Past due 90 days or more                                       --           4             39
    Nonaccrual                                                     --          --             --

COMMERCIAL (TIME AND DEMAND) AND ALL OTHER LOANS:
    Past due 90 days or more                                      583         788            117
    Nonaccrual                                                  1,860       1,440            318

LEASE FINANCING RECEIVABLES:
    Past due 90 days or more                                        1          27             --
    Nonaccrual                                                    310         141            249

DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER REAL
  ESTATE OWNED AND OTHER REPOSSESSED ASSETS):
    Past due 90 days or more                                       --          --             --
    Nonaccrual                                                     --          --             --
                                                               ------      ------         ------
       Total non-performing loans                               3,230       3,939          3,055
FORECLOSED ASSETS HELD FOR SALE                                 2,459         652            416
                                                               ------      ------         ------
       Total non-performing assets                             $5,689      $4,591         $3,471
                                                               ======      ======         ======

Total nonperforming loans to total loans                         0.68%       0.95%          0.72%
Total nonperforming loans to total assets                        0.48%       0.63%          0.50%
Allowance for loan losses to nonperforming loans               235.45%     192.87%        230.79%
Nonperforming assets to loans and foreclosed assets
    held for sale                                                1.18%       1.11%          0.82%

        As of September 30, 2004, non-performing loans equaled 0.68% of total loans, reflecting a decrease in non-performing loans from December 31, 2003. The overall credit exposure in the Company's total loan portfolio continued to improve; consequently, the Company recorded a lower provision for loan losses during the nine month period ending September 30, 2004 compared to the nine month period ending September 30, 2003 The level of loans charged-off decreased during the third quarter of 2004, as evidenced by the decrease in our ratio of net charge-offs to average loans, to 0.14% for the period ending September 30, 2004 compared to 0.30% for the period ending December 31, 2003. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Company maintains its allowance for loan losses in excess

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        of its non-performing loans. As of September 30, 2004, our ratio of allowance for loan losses to non-performing loans was 235.45%. At September 30, 2004, the $2.5 million balance of foreclosed assets held for sale represents one property acquired during the third quarter of 2004. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                         AS OF AND FOR THE
                                               ---------------------------------------
                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,         YEAR ENDED
                                               ----------------------     DECEMBER 31,
                                                 2004          2003         2003
                                               --------      --------      --------
                                                     (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD                 $  7,051      $  6,914      $  6,914

LOANS CHARGED-OFF
     Commercial real estate                          --           392           395
     Residential real estate                         18            --            --
     Commercial                                     445           260           802
     Personal                                        73            64            68
     Home Equity                                     --            10            10
     Construction                                    --             3            --
     Leases                                         215           202           279
                                               --------      --------      --------
          Total loans charged-off                   751           931         1,554
                                               --------      --------      --------

RECOVERIES:
     Commercial real estate                           7             5            10
     Residential real estate                         48             2            --
     Commercial                                      26            72            77
     Personal                                        35            32            35
     Home Equity                                     --            --            --
     Construction                                    --             3            --
     Leases                                         139           150           219
                                               --------      --------      --------
          Total recoveries                          255           264           341
                                               --------      --------      --------

NET LOANS CHARGED-OFF                               496           667         1,213

PROVISION FOR LOAN LOSSES                         1,050         1,350         1,350
                                               --------      --------      --------

BALANCE AT END OF PERIOD                       $  7,605      $  7,597      $  7,051
                                               ========      ========      ========
LOANS OUTSTANDING:
     Average                                   $451,698      $408,194      $410,593
     End of period                              477,760       413,724       424,620

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
     Average                                       1.68%         1.86%         1.72%
     End of period                                 1.59%         1.84%         1.66%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
     Average loans                                 0.15%         0.21%         0.30%
     End of period loans                           0.14%         0.22%         0.29%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The allowance for loan losses as a percent of total loans decreased to 1.59% as of September 30, 2004, compared to 1.66% at December 31, 2003. As of September 30, 2004, net charge-offs equaled 0.14% of average total loans on an annualized basis.

      Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 81.88% and 82.54% of our total deposits at September 30, 2004, and December 31, 2003, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

      Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly, and at September 30, 2004, the Bank was within the established guidelines.

      At September 30, 2004, our total stockholders' equity was $42.0 million and our equity to asset ratio was 6.27%. At September 30, 2004, our Tier 1 capital ratio was 9.45% compared to 10.04% at December 31, 2003, while our total risk-based capital ratio was 11.66% compared to 12.41% at December 31, 2003. As of September 30, 2004, we had capital in excess of the requirements for a "well-capitalized" institution.

SUBSEQUENT EVENTS

      See Note 6 to the Consolidated Financial Statements.

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

      We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2004 based on the indicated instantaneous and permanent changes in interest rates.

                                   NET INTEREST       NET ECONOMIC
                                      INCOME            VALUE OF
CHANGES IN INTEREST RATES        (NEXT 12 MONTHS)    EQUITY AT RISK
-------------------------        ----------------    --------------
300 basis point rise                   23.96%            5.72%
200 basis point rise                   16.11%            4.00%
100 basis point rise                    8.27%            2.13%
Base Rate Scenario                         -                -
25 basis point decline                (4.18%)            0.00%
50 basis point decline                (8.92%)          (0.04%)
75 basis point decline               (13.39%)          (0.06%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The above table indicates that, at September 30, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

      The above table also indicates that, at September 30, 2004, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 25, 50 or 75 basis point decline in interest rates will result in a lower or unchanged economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

PART II:  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS
        Not applicable

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Not applicable

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

    ITEM 6.  EXHIBITS

      (F)    EXHIBITS

             11.   Computation of Earnings Per Share. Please see p. 9.

             15.   Letter regarding Unaudited Interim Financial Information

             31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

             31.2 Certification of the Treasurer pursuant to Rule 13a-14(a)/15d-14(a)

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

                                           BLUE VALLEY BAN CORP

Date:  November 15, 2004                   By: /s/  Robert D. Regnier
                                               ---------------------------------
                                               Robert D. Regnier, President and
                                               Chief Executive Officer

Date:  November 15, 2004                   By: /s/  Mark A. Fortino
                                               ---------------------------------
                                               Mark A. Fortino, Treasurer