Form 10-K
period 2004-12-31
BLUE VALLEY BAN CORP
filed 2005-03-21
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     As of February 28, 2005 the registrant had 2,335,071 shares of Common Stock ($1.00 par value) outstanding, of which 1,128,092 shares were held by non-affiliates. The aggregate market value of the common shares of the registrant held by non-affiliates, computed based on the June 30, 2004 closing price of the stock, was approximately $30.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Part III - Proxy Statement for the 2005 Annual Meeting of Stockholders

                              BLUE VALLEY BAN CORP

                                 FORM 10-K INDEX

                                                                        Page No.
                                                                        --------
PART I.
Item 1.  Business                                                           2
Item 2.  Properties                                                        14
Item 3.  Legal Proceedings                                                 15
Item 4.  Submission of Matters to a Vote of Security Holders               15

PART II.

Item 5.  Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                                     16
Item 6.  Selected Financial Data                                           17
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        36
Item 8.  Financial Statements and Supplementary Data                       38
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       38
Item 9A. Controls and Procedures                                           39
Item 9B. Other Information                                                 39

PART III.

Item 10. Directors and Executive Officers of the Registrant                40
Item 11. Executive Compensation                                            40
Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     40
Item 13. Certain Relationships and Related Transactions                    40
Item 14. Accountant Fees and Services                                      41

PART IV.

Item 15. Exhibits, Financial Statement Schedules                           41

                                     PART I

ITEM 1: BUSINESS

THE COMPANY AND SUBSIDIARIES

     Blue Valley Ban Corp. ("Blue Valley" or the "Company") is a bank holding company organized in 1989. In 2001, Blue Valley elected to become a financial holding company and such status was granted. The Company's wholly-owned subsidiary, Bank of Blue Valley (the "Bank") was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the "MSA"). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers - customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley has established a national presence by originating residential mortgages nationwide through the Bank's InternetMortgage.com website.

     We have experienced significant internal growth since our inception. We currently have six banking center locations in Johnson County, Kansas, including our main office and a mortgage operations office in Overland Park, both of which include lobby banking centers, full-service offices in Leawood, Olathe and Shawnee, Kansas, and a supermarket banking facility in Leawood, Kansas.

     Our lending activities focus on commercial lending and residential mortgage origination services, and to a lesser extent, consumer lending and leasing. We strive to identify, develop and maintain diversified lines of business which provide acceptable returns on a risk-adjusted basis. Our primary lines of business consist of commercial lending, commercial real estate lending, construction lending, lease financing, residential real estate lending, consumer lending, and home equity loans.

     We also seek to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. We develop these new or existing lines of business while monitoring related risk factors. In addition to fees generated in conjunction with our lending activities, we derive non-interest income by providing mortgage origination services, deposit and cash management services, investment brokerage services and trust services.

     In addition to the Bank, we have four wholly-owned subsidiaries: Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, mortgage operations facility and the Leawood banking center; Blue Valley Insurance Services, Inc., an insurance agency created to offer insurance products to our customers; and BVBC Capital Trust I and BVBC Capital Trust II, which were created to offer the Company's trust preferred securities and to purchase our junior subordinated debentures. On December 31, 2004, Blue Valley Insurance Services, Inc. ceased operations as we decided not to further pursue this line of business at this time.

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

     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County's population growth rate ranks in the top 2% of counties nationally, and its per capita income ranks in the top 1% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2004, total deposits in Johnson

County, including those of banks, thrifts and credit unions, were approximately $11.3 billion, which represented 24.37% of total deposits in the state of Kansas and 36.44% of total deposits in the Kansas City MSA.

     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas branch is located approximately 10 miles west of our main office. We opened our Olathe branch in 1994 when we acquired the deposits of a branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. The Shawnee, Kansas banking facility is approximately 20 miles northwest of our headquarters location. We entered into the Shawnee, Kansas market in 1999 with the opening of a grocery store branch. During the first quarter of 2001, construction of our freestanding banking facility in Shawnee, Kansas was completed and operations commenced, and then in 2004, we merged our Shawnee, Kansas grocery store branch into our Shawnee, Kansas freestanding branch. The Leawood, Kansas grocery branch is approximately 5 miles southeast of our headquarters location. We opened our Leawood grocery branch during October of 2002 to provide us a physical presence and expand our market penetration in Leawood. During the second quarter of 2004, we completed construction of our freestanding banking facility in Leawood, Kansas and operations commenced. During 2003 we acquired an office building approximately 1 mile northwest of our headquarters location. At this location, we consolidated our mortgage operations and opened a banking facility.

LENDING ACTIVITIES

     Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2004, our loans represented approximately 75.39% of our total assets, our legal lending limit to any one borrower was $15.5 million, and our largest single borrower as of that date had outstanding loans of $9.5 million.

     We have been successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation. Our staff has significant experience in lending and has been successful in offering our products to both potential customers and existing customers. We believe that we have been successful in maintaining our customers because of our staff's attentiveness to their financial needs and the development of professional relationships with them. We strive to become a strategic business partner with our customers, not just a source of funds.

     We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $600,000 and all real estate credits in excess of $1.0 million. Credits up to $600,000 on commercial loans and $1.0 million on real estate loans can be approved by the Bank's President or a combination of two senior loan management officers. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2004.

                                 LOAN PORTFOLIO

                                     AS OF DECEMBER 31, 2004
                                     -----------------------
                                         AMOUNT    PERCENT
                                        --------   -------
                                      (DOLLARS IN THOUSANDS)
Commercial .......................      $117,604    23.19%
Commercial real estate ...........       126,205    24.88
Construction .....................       130,631    25.76
Residential real estate ..........        30,886     6.09
Leases ...........................        21,203     4.18
Consumer .........................        48,950     9.65
Home equity ......................        31,691     6.25
                                        --------   ------
   Total loans and leases ........       507,170   100.00%
Less allowance for loan losses ...         7,333
                                        --------
Loans receivable, net ............      $499,837
                                        --------

     Commercial loans. As of December 31, 2004, approximately $117.6 million, or 23.19%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts and our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

     The Bank's commercial lending activities historically have been directed to small and medium-sized companies in or near Johnson County, Kansas, with annual sales generally between $100,000 and $20 million. The Bank's commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank's commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank may seek to obtain personal guarantees for its commercial loans. As of December 31, 2004, approximately 10.87% of our commercial loans had outstanding balances in excess of $300,000, and these loans accounted for 66.72% of the total carrying value of our commercial loan portfolio. The Bank primarily underwrites its commercial loans on the basis of the borrowers' cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.

     Approximately $9.3 million, or 7.87%, of our commercial loans are Small Business Administration (SBA) loans, of which $6.8 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.

     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family properties and churches. As of December 31, 2004, approximately $126.2 million, or 24.88%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

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

     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2004, approximately $130.6 million, or 25.76%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our fifteen-year history. We attribute this success to our expertise, availability and prompt service. The Bank's experience and reputation in this area have grown, thereby enabling it to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank's real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual's financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.

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

     Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2004, $30.9 million, or 6.09%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.

     In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2004, we originated approximately $883.4 million of residential mortgage loans, and we sold approximately $857.6 million in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through 2003. While the volume of mortgage originations and refinancing declined in 2004, we continued to take advantage of the national presence established in previous years and originate residential mortgage loans on our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce interest rate risk on mortgage loans to be sold in the secondary market.

     Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a non-recourse basis. Consequently, foreclosure losses on all sold loans are generally the responsibility of the investor and not that of the Bank.

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

     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2004, our lease portfolio totaled $21.2 million, or 4.18% of our total loan portfolio, consisting of $15.2 million principal amount of leases originated by us and $6.0 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

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

     Consumer loans. As of December 31, 2004, our consumer loans totaled $49.0 million, or 9.65% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2004, approximately $39.8 million, or 7.82%, of our loan portfolio represented indirect installment loans. Our loans made through this program generally represent loans to purchase new or late model automobiles. There are currently 29 dealerships participating in this program.

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

     Home equity loans. As of December 31, 2004, our home equity loans totaled $31.7 million, or 6.25% of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate and are underwritten in a similar manner as our consumer loans.

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

DEPOSIT SERVICES

     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank's offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits of less than $100,000. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank also offers two types of short-term investment accounts. The Bank's money market account is a daily access account that bears a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. A significant portion of our deposit growth during 2004 and 2003 has been attributable to our Money Management Account, or "short-term parking account." The Money Management Account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account typically pays a tiered rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on time deposits. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable customer base and source of funding. Because of the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but versus other alternative funding sources to determine the most advantageous source. The Bank's Funds Management policy also allows for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2004, the Bank had $471,000 in brokered deposits, and the Bank does not anticipate brokered deposits becoming a significant percentage of its deposit base; however, we continue to evaluate their potential role in the Bank's overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.

INVESTMENT BROKERAGE SERVICES

     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Four individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2004, the amount of our fee income generated from investment brokerage services was $326,000.

TRUST SERVICES

     We began offering trust services in 1996. Until 1999, the Bank's trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank's trust business. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our complement of financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank's trust department include the administration of self-directed individual retirement accounts, qualified retirement plans, and custodial and directed trust accounts. As of December 31, 2004, the Bank's trust department administered 229 accounts, with assets under management of approximately $118.1 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2004, the amount of our fee income from trust services was $304,000.

COMPETITION

     We encounter competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area and nationally is high. Our principal competitors for deposits are other financial institutions within a few miles of our locations including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.

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

EMPLOYEES

     At December 31, 2004, the Bank had approximately 278 full-time employees. Blue Valley, Blue Valley Building Corp., BVBC Capital Trust I, BVBC Capital Trust II, Blue Valley Insurance Services, and Blue Valley Investment Corp. did not have any employees. None of the Bank's employees are subject to a collective bargaining agreement. We consider the Company's subsidiaries' relationship with their employees to be excellent.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2004, and their principal positions.

Name                                          Age                          Positions
----                                          ---                          ---------
Directors

Robert D. Regnier .........................    56   President, Chief Executive Officer and Chairman of the
                                                    Board of Directors of Blue Valley; President, Chief
                                                    Executive Officer and Director of the Bank
Donald H. Alexander........................    66   Director of Blue Valley and the Bank
Wayne A. Henry, Jr.........................    52   Director of Blue Valley
C. Ted McCarter............................    68   Director of Blue Valley and Chairman of the Board of
                                                    Directors of the Bank
Thomas A. McDonnell........................    59   Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker...........................    69   Director of the Bank
Suzanne E. Dotson..........................    58   Director of the Bank
Charles H. Hunter..........................    62   Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino............................    38   Senior Vice President and Chief Financial Officer of
                                                    the Bank; Chief Financial Officer of Blue Valley
Ralph J. Schramp...........................    55   Senior Vice President - Commercial Lending and
                                                    Business Development for the Bank
Gary L. Sherrer............................    64   Senior Vice President - Mortgage Division of the Bank
Sheila Stokes..............................    43   Senior Vice President - Retail Division of the Bank

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

     SOURCE OF STRENGTH. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Blue Valley Building Corp., BVBC Capital Trust I and BVBC Capital Trust II are Blue Valley's only active direct subsidiaries that are not banks.

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

     As of December 31, 2004, the Bank had capital in excess of the requirements for a "well-capitalized" institution.

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

     COMMUNITY REINVESTMENT ACT REQUIREMENTS. The Community Reinvestment Act
(CRA) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent CRA examination dated June 1, 2004, the Bank received a rating of "Satisfactory."

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

     RESERVE REQUIREMENTS. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $7.0 million to $47.6 million plus 10% must be maintained against that portion of net transaction accounts in excess $47.6 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

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

ITEM 2: PROPERTIES

     The Company's principal office occupies 2.40 acres of ground on the corner of 119th and Riley streets in Overland Park, Kansas. The construction of the building was completed in 1994 and consists of 38,031 square feet. The building and land are subject to third-party mortgage indebtedness incurred in December 2004 in the original principal amount of $2.8 million. As of December 31, 2004, the outstanding principal amount of this indebtedness was $2.8 million.

     In 2001, our Olathe, Kansas banking center was moved to a more suitable property occupying 0.41 acres of ground on the southwest corner of Santa Fe and Ridgeview streets. The building consists of 2,580 square feet on the main floor, plus basement storage. We still own the old banking center property which is on the northwest corner of

Santa Fe and Ridgeview streets and occupies 0.94 acres of ground. That building consists of 4,116 square feet and we are actively marketing this property for sale.

     Our facility in Shawnee, Kansas is located at Highway K-7 and 55th Street and was completed during the first quarter of 2001. The building consists of 4,000 square feet and occupies 0.85 acres of land.

     In January 2003, we purchased a 55,000 square foot building on 3.10 acres of ground located on the northwest corner of College Boulevard and Lowell in Overland Park, Kansas. The Bank consolidated its mortgage operations and operates a small branch at this facility. The building and land are subject to third-party mortgage indebtedness incurred in December 2004 in the original principal amount of $4.7 million. As of December 31, 2004, the outstanding principal amount of this indebtedness was $4.7 million.

     During the second quarter of 2004 we opened a 7,000 square foot full-service banking center within a two-story 20,000 square foot office building on the corner of 135th Street and Mission Road in Leawood, Kansas. We also operate a 400 square foot banking center in a grocery store at 135th Street and Mission Road. The lease for this space bears a primary term through June, 2005.

     In 1998, we purchased approximately 1.34 acres of undeveloped land on the corners of K-68 and US 69 Highway in Louisburg, Kansas, just south of Johnson County for potential future development as a full-service branch. We no longer believe this market is strong enough to support another bank franchise and we are actively marketing this property for sale.

ITEM 3: LEGAL PROCEEDINGS

     On October 13th, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by one current mortgage loan originator and twenty three former mortgage loan originators. The plaintiffs are claiming that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. While the plaintiffs' claims total $5.6 million, we believe the Company has meritorious defenses to the claims made and we intend to vigorously defend against these claims. In the fourth quarter of 2004, the Company took a $550,000 charge recording a liability for the estimated potential cost of this litigation. We currently do not anticipate any significant additional financial impact from this litigation. Other than this claim, there are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

     We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board since July 2002 under the symbol "BVBC." As of February 28, 2005, there were approximately 199 stockholders of record of our common stock. The following table sets forth the high and low prices of the Company's common stock based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                      2004              2003
                ---------------   ---------------
Fiscal Period    High     Low      High     Low
-------------   ------   ------   ------   ------
First           $27.00   $25.10   $25.84   $20.53
Second           27.95    23.75    27.83    22.42
Third            27.00    26.00    29.82    26.34
Fourth           26.75    24.00    30.07    24.85

DIVIDENDS

     Our board of directors declared cash dividends on our common stock as follows:

 DECLARATION DATE   AMOUNT PER SHARE      RECORD DATE          PAY DATE
 ----------------   ----------------      -----------          --------
December 16, 2002         $0.10        December 31, 2002   January 15, 2003
December 15, 2003         $0.15        December 31, 2003   January 30, 2004
December 17, 2004         $0.20        December 31, 2004   January 31, 2005

     Because our consolidated net income consists largely of the net income of the Bank, our ability to pay dividends on our common stock is subject to our receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, if we elect to defer interest payments on our outstanding junior subordinated debentures, we will be prohibited from paying dividends on our common stock during such deferral. At December 31, 2004, approximately $12,695,000 of retained earnings were available for dividend declaration without prior regulatory approval.

     Our board of directors intends to declare future dividends subject to limitations imposed by regulatory capital guidelines in addition to consideration of the Company's profitability and liquidity.

ITEM 6: SELECTED FINANCIAL DATA

     The following table presents our consolidated financial data as of and for the five years ended December 31, 2004, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2004, have been derived from our audited consolidated financial statements.

                                                                                 AS OF AND FOR THE
                                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                             2004         2003         2002         2001         2000
                                                          ----------   ----------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest income:
   Loans, including fees ..............................   $   29,245   $   28,293   $   26,857   $   27,921   $   26,733
   Federal funds sold and interest-bearing deposits ...          157           49          297          679          777
   Securities .........................................        2,301        2,070        3,405        4,541        3,607
                                                          ----------   ----------   ----------   ----------   ----------
      Total interest income ...........................       31,703       30,412       30,559       33,141       31,117
                                                          ----------   ----------   ----------   ----------   ----------

Interest expense:
   Interest-bearing demand deposits ...................          169          165          388          815          872
   Savings and money market deposit accounts ..........        2,932        2,204        2,711        4,846        5,726
   Other time deposits ................................        7,297        6,935        7,759        9,775        7,555
   Funds borrowed .....................................        4,115        4,245        3,368        2,958        2,543
                                                          ----------   ----------   ----------   ----------   ----------
      Total interest expense ..........................       14,513       13,549       14,226       18,394       16,696
                                                          ----------   ----------   ----------   ----------   ----------
      Net interest income .............................       17,190       16,863       16,333       14,747       14,421
Provision for loan losses .............................        1,965        1,350        2,920        2,400        1,950
                                                          ----------   ----------   ----------   ----------   ----------
      Net interest income after provision for loan
         losses .......................................       15,225       15,513       13,413       12,347       12,471
                                                          ----------   ----------   ----------   ----------   ----------

Non-interest income:
   Loans held for sale fee income .....................       10,358       19,866       16,690        6,931        1,154
   NSF charges & service fees .........................        1,326        1,283        1,026          836          655
   Other service charges ..............................        1,115          924          821          796          963
   Realized gain on available-for-sale securities .....          524           --          193          500           --
   Other income .......................................          617          463          281          203          284
                                                          ----------   ----------   ----------   ----------   ----------
      Total non-interest income .......................       13,940       22,536       19,011        9,266        3,056
                                                          ----------   ----------   ----------   ----------   ----------

Non-interest expense:
   Salaries and employee benefits .....................       16,670       19,670       16,437       10,063        5,856
   Occupancy ..........................................        3,433        3,137        2,101        1,574        1,124
   FDIC and other insurance ...........................          175          174          161          140          177
   General & administrative ...........................        6,292        6,304        5,417        3,933        3,136
                                                          ----------   ----------   ----------   ----------   ----------
      Total non-interest expense ......................       26,570       29,285       24,116       15,710       10,293
                                                          ----------   ----------   ----------   ----------   ----------
   Income before income taxes .........................        2,595        8,764        8,308        5,903        5,234
      Income tax provision ............................          665        3,130        2,912        1,960        1,757
                                                          ----------   ----------   ----------   ----------   ----------
      Net income ......................................   $    1,930   $    5,634   $    5,396   $    3,943   $    3,477
                                                          ==========   ==========   ==========   ==========   ==========

PER SHARE DATA
   Basic earnings .....................................   $     0.84   $     2.51   $     2.48   $     1.82   $     1.62
   Diluted earnings ...................................         0.82         2.43         2.40         1.77         1.59
   Dividends ..........................................         0.20         0.15         0.10           --           --
   Book value basic (at end of period) ................        17.78        17.64        15.47        13.11        11.12
   Weighted average common shares outstanding:
      Basic ...........................................    2,302,564    2,244,930    2,178,803    2,165,030    2,141,523
      Diluted .........................................    2,360,061    2,320,840    2,252,929    2,222,166    2,191,305
   Dividend payout ratio ..............................        23.80%        5.98%        4.04%          --%          --%

                                                                            AS OF AND FOR THE
                                                                         YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            2004       2003       2002       2001       2000
                                                          --------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA
   (AT END OF PERIOD):
Total securities ....................................     $ 66,350   $106,036   $ 61,720   $ 78,032   $ 78,859
Total mortgage loans held for sale ..................       44,144     18,297    119,272     41,853      1,207
Total loans .........................................      507,170    424,620    380,082    334,075    287,669
Total assets ........................................      672,717    627,073    605,539    492,379    415,023
Total deposits ......................................      522,646    470,495    423,787    394,245    338,221
Funds borrowed ......................................      102,469    111,741    141,737     65,530     50,273
Total stockholders' equity ..........................       41,384     40,198     34,344     28,525     23,815
Trust assets under administration ...................      118,074     90,389     44,245     41,571     35,268

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin (1) ..........................         2.91%      3.01%      3.35%      3.51%      4.35%
   Non-interest income to average assets ............         2.16       3.62       3.55       2.02       0.84
   Non-interest expense to average assets ...........         4.11       4.71       4.51       3.43       2.84
   Net overhead ratio (2) ...........................         1.96       1.08       0.95       1.41       2.00
   Efficiency ratio (3) .............................        85.35      74.33      68.23      65.42      58.89
   Return on average assets (4) .....................         0.30       0.91       1.01       0.86       0.96
   Return on average equity (5) .....................         4.69      14.85      17.34      15.26      16.84

Asset Quality Ratios:
   Non-performing loans to total loans ..............         0.86%      0.72%      0.29%      0.92%      0.86%
   Allowance for possible loan losses to:
      Total loans ...................................         1.45       1.66       1.82       1.58       1.54
      Non-performing loans ..........................       168.60     230.79     618.29     171.96     179.47
   Net charge-offs to average total loans ...........         0.36       0.30       0.36       0.51       0.49
   Non-performing loans to total assets .............         0.65       0.50       0.18       0.62       0.60

Balance Sheet Ratios:
   Loans to deposits ................................        97.04%     90.25%     89.69%     84.74%     85.05%
   Average interest-earning assets to average
      interest-bearing liabilities ..................       114.38     114.61     115.64     114.50     113.30

Capital Ratios:
   Total equity to total assets .....................         6.15%      6.42%      5.67%      5.80%      5.74%
   Total capital to risk-weighted assets ratio ......        11.15      12.41      10.13      10.69      11.95
   Tier 1 capital to risk-weighted assets ratio .....         9.00      10.04       8.82       8.87       9.51
   Tier 1 capital to average assets ratio ...........         8.45       8.31       7.74       7.17       7.47
   Average equity to average assets ratio ...........         6.37       6.10       5.82       5.64       5.70

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

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company's market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation, and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

OVERVIEW

     2004 was a challenging year for the Company. During the first half of the year, the Company endured a low short term interest rate environment which compressed our net interest margin. In addition, longer term interest rates increased slightly and stabilized which curtailed mortgage refinancings. This had an adverse effect on the mortgage origination side of our business, resulting in lower origination volumes and declining fee income. In 2004 we continued to grow loans and deposits at a robust pace and, associated with this loan growth, we increased our provision for loan and lease losses. In addition, accrued litigation costs, incremental costs associated with the opening of our Leawood, Kansas banking center, and other costs weighed on our financial performance. We expect some of these costs to be nonrecurring. During the second half of 2004, we experienced an increase in our net interest margin as five 25 basis point increases in the prime lending rate had a positive effect and eased the compression in our net interest margin. We expect that any further increases in the prime lending rate will continue to have a positive effect on our net interest margin.

     Net income for 2004 was $1.9 million, a $3.7 million, or 65.75% decrease from the $5.6 million earned in 2003. Diluted earnings per share decreased 66.26% to $0.82 for the year ended December 31, 2004 from $2.43 in the previous year. The Company's returns on average assets and average stockholders' equity for 2004 were 0.30% and 4.69%, compared to 0.91% and 14.85%, respectively, for 2003.

     Net interest income for 2004 was $17.2 million compared to $16.9 million earned during 2003. The increase of $327,000 or 1.93% was primarily the result of an increase in earning assets.

     The provision for loan losses in 2004 was $2.0 million compared to $1.4 million in 2003. The increase in the provision in 2004 was essentially the result of an increase in loans, net charge-offs, and non-performing loans during 2004.

     Non-interest income decreased 38.15% to $13.9 million in 2004 from $22.5 million in 2003. Increases in market interest rates and other demand factors resulted in a significant industry-wide decline in the volume of residential mortgage loans originated in 2004 compared to 2003, particularly refinancing volume. We experienced a similar trend which resulted in lower origination fees during 2004 than during 2003. Future market interest rate fluctuations and their resultant impact on loans held for sale fee income are difficult to project or quantify; however, it is likely that further increases in interest rates will have a detrimental impact on mortgage loan refinancing and lower loans held for sale fee income.

     Total assets for the Company at December 31, 2004, were $672.7 million, an increase of $45.6 million, or 7.27%, from $627.1 million at December 31, 2003. Deposits and stockholders' equity at December 31, 2004 were $522.6 million and $41.4 million, compared with $470.5 million and $40.2 million at December 31, 2003, increases of $52.2 million, or 11.08%, and $1.2 million, or 2.95%, respectively.

     Loans at December 31, 2004 totaled $507.2 million, an increase of $82.6 million, or 19.44%, compared to December 31, 2003. The loan to deposit ratio at December 31, 2004 was 97.04% compared to 90.25% at December 31, 2003. The increase in the loan to deposit ratio was due to loan growth which, on a relative basis, outpaced deposit growth. Our funding philosophy for loans not held for sale has been to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank's capital base.

     Historically, our ratio of total non-performing assets to total assets reflects the Bank's conservative underwriting policies and aggressive management of impaired loans and has resulted in low levels of nonaccrual loans. For the five years ended December 31, 2004, our average year-end ratio of non-performing loans to total loans was 0.82%. As of December 31, 2004, our ratio of non-performing loans to total loans was 0.86%, which was slightly above the historical average. Our non-performing credit relationships are regularly reviewed and closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of December 31, 2004, our ratio of allowance for loan losses to non-performing loans was 168.60%, compared to 230.79% at December 31, 2003.

     The average net charge-off ratio was 0.40% for the five years ended December 31, 2004. Our net charge-off ratio for the year ended December 31, 2004 was 0.36%, which was below our historical average. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to vigorously pursue collection of all charged-off loans.

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

     Years ended December 31, 2004 and 2003. FTE net interest income for 2004 increased to $17.4 million from $17.2 million in 2003, a $221,000, or 1.29%, increase.

     FTE interest income for 2004 was $31.9 million, an increase of $1.2 million, or 3.86%, from $30.7 million in 2003, as a result of growth in earning assets. Average interest earning assets increased $24.1 million, or 4.22%, during 2004. Due to the increase in earning asset volume, loan interest and fee income increased to $29.2 million in 2004 from $28.3 million in 2002, or 3.36%. Interest income on investment securities increased by $125,000, or 5.27%, in 2004 compared to the prior year. The yield on average interest-earning assets fell to 5.36%, as compared to 5.38% in 2003, a decline of 2 basis points.

     Interest expense for 2004 was $14.5 million, up $964,000, or 7.11%, from $13.5 million in 2003. The increase resulted from an increase in the level of interest bearing liabilities, primarily interest-bearing deposits, as well as an increase in the overall rate paid on our average interest-bearing liabilities. Total average interest bearing liabilities increased $22.1 million or 4.44% during 2004 mostly due to increases in money market and time deposits. The rate paid on our total average interest bearing liabilities increased to 2.79% in 2004 compared to 2.72% in 2003, an increase of 7 basis points. This increase resulted from increases in rates paid on savings deposits, money market deposits, time deposits, and long-term debt.

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

     Interest expense for 2003 was $13.5 million, down $677,000, or 4.76%, from $14.2 million in 2002. The decrease resulted from a decline in the rates paid on our interest bearing liabilities, primarily interest-bearing deposits. Although total average interest bearing liabilities increased $67.9 million or 15.76% during 2003 mostly due to the increases in money market and time deposits and FHLB borrowings, the rate on our total average interest bearing liabilities and deposits decreased to 2.72% and 2.50%, respectively, in 2003 compared to 3.31% and 3.08% in 2002, respectively, decreases of 59 and 58 basis points, respectively.

     Average Balance Sheets. The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant rates or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                             YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                          2004                         2003                         2002
                                              ---------------------------  ---------------------------  ---------------------------
                                                                  AVERAGE                      AVERAGE                      AVERAGE
                                               AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                               BALANCE  INTEREST    RATE    BALANCE  INTEREST    RATE    BALANCE  INTEREST    RATE
                                              --------  --------  -------  --------  --------  -------  --------  --------  -------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold ........................   $ 15,077   $   157   1.04%   $  5,500   $    49   0.89%   $ 18,171   $   297   1.63%
Investment securities - taxable ...........     72,830     1,926   2.64      55,259     1,489   2.69      51,273     2,741   5.34
Investment securities - non-taxable (1) ...      8,206       569   6.93      12,885       881   6.84      14,526     1,007   6.93
Mortgage loans held for sale ..............     35,219     1,813   5.15      86,808     4,460   5.14      63,866     3,937   6.17
Loans, net of unearned discount and
   fees (2) ...............................    463,833    27,432   5.91     410,593    23,833   5.80     349,879    22,920   6.55
                                              --------   -------           --------   -------           --------   -------
      Total earning assets ................    595,165    31,897   5.36     571,045    30,712   5.38     497,715    30,902   6.21
                                              --------   -------           --------   -------           --------   -------
Cash and due from banks - non-interest
   bearing ................................     21,152                       30,453                       22,910
Allowance for possible loan losses ........     (7,434)                      (7,592)                      (5,547)
Premises and equipment, net ...............     19,613                       16,388                        9,380
Other assets ..............................     17,366                       12,129                       10,546
                                              --------                     --------                     --------
      Total assets ........................   $645,862                     $622,423                     $535,004
                                              ========                     ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts .......   $ 28,268   $   169   0.60%   $ 26,415   $   165   0.63%   $ 29,779   $   388   1.30%
   Savings and money market deposits ......    182,468     2,932   1.61     150,503     2,204   1.46     146,132     2,711   1.86
   Time deposits ..........................    202,649     7,297   3.60     195,599     6,935   3.55     176,762     7,759   4.39
                                              --------   -------           --------   -------           --------   -------
      Total interest-bearing deposits .....    413,385    10,398   2.52     372,517     9,304   2.50     352,673    10,858   3.08
                                              --------   -------           --------   -------           --------   -------
Short-term borrowings .....................     26,734       211   0.79      44,230       451   1.02      21,722       266   1.22
Long-term debt ............................     80,226     3,904   4.87      81,499     3,794   4.66      55,993     3,102   5.54
                                              --------   -------           --------   -------           --------   -------
      Total interest-bearing
         liabilities ......................    520,345    14,513   2.79     498,246    13,549   2.72     430,388    14,226   3.31
                                              --------   -------           --------   -------           --------   -------
Non-interest bearing deposits .............     79,171                       81,269                       69,550
Other liabilities .........................      5,202                        4,959                        3,952
Stockholders' equity ......................     41,144                       37,949                       31,114
                                              --------                     --------                     --------
      Total liabilities and
         stockholders' equity .............   $645,862                     $622,423                     $535,004
                                              ========                     ========                     ========

FTE net interest income/spread ............              $17,384   2.57%              $17,163   2.66%              $16,676   2.90%
                                                         =======   ====               =======   ====               =======   ====
FTE net interest margin ...................                        2.91%                        3.01%                        3.35%
                                                                   ====                         ====                         ====

     (1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2004, 2003 and 2002, the tax equivalency adjustment amounted to $194,000, $300,000, and 343,000, respectively.

     (2)  Includes average balances and income from loans on nonaccrual status

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

        CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                               YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------
                                  2004 COMPARED TO 2003        2003 COMPARED TO 2002
                               --------------------------   --------------------------
                               CHANGE    CHANGE              CHANGE   CHANGE
                               DUE TO    DUE TO    TOTAL     DUE TO   DUE TO    TOTAL
                                RATE     VOLUME    CHANGE     RATE    VOLUME    CHANGE
                               ------   -------   -------   -------   ------   -------
Federal funds sold             $   8    $   100   $   108   $  (135)  $ (113)  $  (248)
Investment securities -
   taxable                       (28)       465       437    (1,359)     107    (1,252)
Investment securities -
   non-taxable (1)                12       (324)     (312)      (14)    (112)     (126)
Mortgage loans held for
   sale                            8     (2,655)   (2,647)     (656)   1,179       523
Loans, net of unearned
   discount                      451      3,148     3,599    (2,611)   3,524       913
                               -----    -------   -------   -------   ------   -------
      Total interest income      451        734     1,185    (4,775)   4,585      (190)
                               -----    -------   -------   -------   ------   -------
Interest-bearing demand
   accounts                       (7)        11         4      (202)     (21)     (223)
Savings and money market
   deposits                      214        514       728      (571)      64      (507)
Time deposits                    108        254       362    (1,492)     668      (824)
Short-term borrowings           (102)      (138)     (240)      (45)     230       185
Long-term debt                   172        (62)      110      (495)   1,187       692
                               -----    -------   -------   -------   ------   -------
      Total interest expense     385        579       964    (2,805)   2,128      (677)
                               -----    -------   -------   -------   ------   -------
Net interest income            $  66    $   155   $   221   $(1,970)  $2,457   $   487
                               =====    =======   =======   =======   ======   =======

(1)  Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

     We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2004, we provided $2.0 million for loan losses, as compared to $1.4 million for the year ended December 31, 2003, an increase of $615,000, or 45.56%. During 2004, our provision for loan losses increased due to overall growth in the loan portfolio as well as an increase in net charge-offs and impaired loans. The loan portfolio increased 19.44% to $507.2 million in 2004 from $424.6 million at December 31, 2003. Total impaired loans increased 26.05% to $12.8 million at December 31, 2004, with a related reserve of $1.8 million, from $10.2 million at December 31, 2003, with a related reserve of $1.5 million. Net charge-offs increased to $1.7 million in 2004 from $1.2 million in 2003. During 2003, the provision decreased due to management's assessment of an overall improvement in credit quality of the loan portfolio. The provision for loan losses decreased to $1.3 million in 2003 from $2.9 million in 2002, or 53.77%, while the loan portfolio increased to $424.6 million in 2003 from $380.1 million in 2002, or 11.71%.

     The allowance for loan losses as a percentage of loans was 1.45% at December 31, 2004, as compared to 1.66% in 2003 and 1.82% in 2002. The decrease in this percentage from December 31, 2003 was primarily due to net charge-offs as well as modifications by management to the general reserve factors applied to unimpaired loans. The general reserve factors are periodically reviewed by management and during 2004 were lowered based on an assessment of the Company's historical charge-off experience for certain loan categories as well as improvements in the ability of the Company's loan review process to identify credit quality deterioration on a timely basis. The general reserve factor at December 31, 2004 was 1.13%. The general reserve factor at December 31, 2003 was 1.34%, essentially unchanged from the factor as of December 31, 2002 of 1.38%.

     Overall, we increased the total balance of the allowance for loan losses in 2004 and 2003 based upon an analysis of several factors, including an analysis of impaired loans, the general reserve factor analysis referred to in our Critical Accounting Policies and changes in the loan mix. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

NON-INTEREST INCOME

     The following table describes the items of our non-interest income for the periods indicated:

                               NON-INTEREST INCOME

                                                          YEAR ENDED DECEMBER 31
                                                       ---------------------------
                                                         2004      2003      2002
                                                       -------   -------   -------
                                                              (IN THOUSANDS)
Loans held for sale fee income .....................   $10,358   $19,866   $16,690
NSF charges and service fees .......................     1,326     1,283     1,026
Other service charges ..............................     1,115       924       821
Realized gains on available for
   sale securities, net ............................       524        --       193
Other income .......................................       617       463       281
                                                       -------   -------   -------
   Total non-interest income .......................   $13,940   $22,536   $19,011
                                                       =======   =======   =======

     Non-interest income decreased to $13.9 million, or 38.14%, during 2004, from $22.5 million during 2003. This decrease is attributable to a decrease in loans held for sale fee income of $9.5 million. We experienced a decline in our loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates. The volume of closed residential mortgages fell to $883.4 million in 2004 from $1.5 billion and $1.3 billion in 2003 and 2002, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, increased by $191,000 or 20.67% from 2003 to 2004. In 2004, we realized $524,000 of net gains on the sale of available-for-sale securities. We took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio and also provide a funding source for loan growth by selling some of our longer-term bonds. Future growth of other non-interest income categories is dependent upon new product development, and growth in our customer base.

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

                              NON-INTEREST EXPENSE

                                          YEAR ENDED DECEMBER 31
                                       ---------------------------
                                         2004      2003      2002
                                       -------   -------   -------
                                              (IN THOUSANDS)
Salaries and employee benefits .....   $16,670   $19,670   $16,437
Occupancy ..........................     3,433     3,137     2,101
FDIC and other insurance expense ...       175       174       161
General and administrative .........     6,292     6,304     5,417
                                       -------   -------   -------
   Total non-interest expenses .....   $26,570   $29,285   $24,116
                                       =======   =======   =======

     Non-interest expense decreased 9.27% to $26.6 million during 2004, as compared to $29.3 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 15.25% to $16.7 million in 2004 from $19.7 million in 2003, mainly due to a decline in incentive compensation related to mortgage origination activity, which was partially offset by the increase in staffing costs from the opening of our Leawood banking center as well as a $550,000 accrued expense recorded in 2004 to reflect the estimated potential cost of litigation related to claimed violations of the Fair Labor Standards Act (see Item 3). Occupancy expenses increased 9.43% to $3.4 million in 2004 from $3.1 million in 2003, primarily due to the opening of our Leawood banking center in May 2004 and the incremental costs associated with the operation of our College Boulevard facility for a full year.

     Non-interest expense increased to $29.3 million, or 21.43%, during 2003, as compared to $24.1 million in the prior year. This increase is primarily attributable to increases in salaries and employee benefits and occupancy expenses, consistent with the Company's growth. Our salaries and employee benefits expense increased to $19.7 million in 2003, or 19.66%, from $16.4 million in 2002, mainly due to volume-related growth in incentive compensation related to mortgage origination activity as well as additional staff to facilitate our growth. We manage our staffing levels to accommodate the volume of our business. During 2003, FTEs fluctuated from approximately 257 to 313, and ended the year at approximately 278. The fluctuations in our staffing levels were primarily attributable to fluctuations in the volume of mortgage originations during the year. Occupancy expenses increased to $3.1 million, or 49.30% in 2003, from $2.1 million in 2002, primarily due to the addition of our 7900 College facility and higher telecommunication and depreciation expenses related to our growth and expansion. General and administrative expenses increased $887,000 to $6.3 million in 2003, compared to $5.4 million in 2002, principally due to increased marketing, postage/courier, and loan processing fees associated with the increased volume in the Company's mortgage origination departments.

INCOME TAXES

     Our income tax expense during 2004 was $665,000, compared to $3.1 million during 2003, and $2.9 million during 2002. The decrease in 2004 reflects our lower earnings for the current fiscal year as well as the Company's recognition of tax reserves provided in prior tax years. Our consolidated effective income tax rates of 25.63%, 35.71% and 35.05% for the three years ended December 31, 2004, 2003, and 2002, respectively, varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.

FINANCIAL CONDITION

     Lending Activities. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial and commercial real estate, construction, lease financing, residential real estate, consumer and home equity lending. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 48.07% of our total loans at December 31, 2004, 46.45% of our total loans at December 31, 2003, and 43.40% of our total loans at December 31, 2002. These loans increased at an 17.82% compound annual rate during the three-year period ended December 31, 2004.

     Loans were $507.2 million at December 31, 2004, an increase of $82.6 million, or 19.44%, compared to December 31, 2003. Loans at December 31, 2003 were $424.6 million, an increase of $44.5 million, or 11.71%, compared to December 31, 2002. We funded our loan growth during 2004 by selling available-for-sale securities and increasing deposits. The loan to deposit ratio increased to 97.04%, compared to 90.25% at December 31, 2003, and 89.69% at December 31, 2002.

     We experienced increases in most loan categories during 2004. The growth of our commercial, commercial real estate and residential real estate portfolios is a result of the economic growth and development of our market area, coupled with the efforts and experience of our lending staff. The Company targets consumer lending lines of business in an effort to broadly diversify our risk across multiple lines of business. Historically, a significant portion of the growth in our personal lending lines was attributable to growth in our indirect automobile loan portfolio. In 2004, sales officers cultivated additional dealer relationships as well as additional business from existing dealers and our indirect loan portfolio grew by $19.8 million or 98.82%. The growth, which began in 2003, reversed a two-year decline when we encountered significant competition from national finance companies offering below market rate financing incentives.

     The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                                                      AS OF DECEMBER 31,
                            ------------------------------------------------------------------------------------------------------
                                   2004                 2003                 2002                 2001                 2000
                            ------------------   ------------------   ------------------   ------------------   ------------------
                             AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
Commercial ..............   $117,604    23.19%   $109,818    25.86%   $ 93,658    24.64%   $ 85,311    25.54%   $ 76,556    26.61%
Commercial real
   estate ...............    126,205    24.88      87,438    20.59      71,295    18.76      63,756    19.08      42,267    14.69
Construction ............    130,631    25.76     123,445    29.08     127,071    33.43      93,656    28.03      59,733    20.76
Lease financing .........     21,203     4.18      22,175     5.22      22,600     5.95      24,221     7.25      25,302     8.81
Residential real
   estate ...............     30,886     6.09      27,017     6.37      21,581     5.68      24,460     7.32      37,290    12.96
Consumer ................     48,950     9.65      29,701     6.99      26,750     7.04      29,895     8.96      35,864    12.47
Home equity .............     31,691     6.25      25,026     5.89      17,127     4.50      12,776     3.82      10,657     3.70
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
   Total loans and
      leases ............    507,170   100.00%    424,620   100.00%    380,082   100.00%    334,075   100.00%    287,669   100.00%
                                       ======               ======               ======               ======               ======
Less allowance for
   loan losses ..........      7,333                7,051                6,914                5,267                4,440
                            --------             --------             --------             --------             --------
Loans receivable, net ...   $499,837             $417,569             $373,168             $328,808             $283,229
                            ========             ========             ========             ========             ========

     Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 5% of total loans. At December 31, 2004, 2003 and 2002, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $130.6 million, or 25.76%, of total loans, as of December 31, 2004. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry exceeding 5% of total loans. The Bank's lending limit under federal law to any one borrower was $15.5 million at December 31, 2004. The Bank's largest single borrower, net of participations, at December 31, 2004 had outstanding loans of $9.5 million.

     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2004, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2004 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                                    AS OF DECEMBER 31, 2004
                              ------------------------------------------------------------------
                                                                              MORE THAN ONE YEAR
                              LESS THAN     ONE TO     OVER FIVE              ------------------
                               ONE YEAR   FIVE YEARS     YEARS       TOTAL     FIXED    VARIABLE
                              ---------   ----------   ---------   --------   -------   --------
                                                         (IN THOUSANDS)
Commercial ................    $57,505      $51,255     $ 8,844    $117,604   $20,348    $39,751
Commercial Real Estate ....     24,208       82,260      19,737     126,205    51,130     50,867
Construction ..............     97,022       30,935       2,674     130,631     5,942     27,667

NON-PERFORMING ASSETS

     Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                              NON-PERFORMING ASSETS

                                                                      AS OF DECEMBER 31,
                                                       -----------------------------------------------
                                                         2004      2003      2002      2001      2000
                                                       -------   -------   -------   -------   -------
                                                                    (DOLLARS IN THOUSANDS)
Commercial and all other loans:
   Past due 90 days or more ........................   $ 2,008   $   118   $     1   $     9   $    24
   Nonaccrual ......................................       543       318       234       752     1,326
Commercial real estate loans:
   Past due 90 days or more ........................        --        --        --        --        --
   Nonaccrual ......................................       158        --       175       322       274
Construction loans:
   Past due 90 days or more ........................        --        --        --        --        --
   Nonaccrual ......................................        --       487        --        --        --
Lease financing:
   Past due 90 days or more ........................         1        --         3        --        --
   Nonaccrual ......................................        80       249       223     1,364       383
Residential real estate loans:
   Past due 90 days or more ........................       153       336        --        --       206
   Nonaccrual ......................................     1,315       437       407       503       224
Consumer loans:
   Past due 90 days or more ........................        17        42        22       100        --
   Nonaccrual ......................................        --        --        13        13        37
Home equity loans:
   Past due 90 days or more ........................        --        --        --        --        --
   Nonaccrual ......................................        75     1,068        40        --        --
Debt securities and other assets
   (excluding other real estate owned and
   other repossessed assets):
   Past due 90 days or more ........................        --        --        --        --        --
   Nonaccrual ......................................        --        --        --        --        --
                                                       -------   -------   -------   -------   -------
      Total non-performing loans ...................     4,350     3,055    1,118      3,063     2,474
                                                       -------   -------   -------   -------   -------
Foreclosed assets held for sale ....................     2,645       416      614         49       334
                                                       -------   -------   -------   -------   -------
      Total non-performing assets ..................   $ 6,995   $ 3,471   $1,732    $ 3,112   $ 2,808
                                                       =======   =======   =======   =======   =======
Total non-performing loans to total loans ..........      0.86%     0.72%     0.29%     0.92%     0.86%
Total non-performing loans to total assets .........      0.65      0.49      0.18      0.62      0.60
Allowance for loan losses to non-performing loans ..    168.60    230.79    618.29    171.96    179.47
Non-performing assets to loans and foreclosed
   assets held for sale ............................      1.37      0.82      0.46      0.93      0.97

     Non-performing assets. Non-performing assets increased to $7.0 million at December 31, 2004 from $3.5 million at December 31, 2003. The increase related primarily to increases in commercial and all other loans, residential real estate loans and foreclosed assets held for sale. Commercial and all other loans past due 90 days or more increased to $2.0 million at December 31, 2004, $1.7 million of which related to loans in process of renegotiation as of that date. Subsequent to year-end, the loans were renewed and restored to a current status. Residential real estate loans on a nonaccrual status increased to $1.3 million as of December 31, 2004. $434,000 of this increase was due to mortgage loans repurchased from investors as part of a $9 million repurchase by the Company from secondary market investors. The Company repurchased the loans when it discovered that they had been underwritten with documentation altered by a former employee. The Company funded the $9 million repurchase with existing liquidity. The balance of $2.6 million of foreclosed assets held for sale pertains to one residential real estate property which the Company has marketed and anticipates selling during 2005.

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

     Impaired loans totaled $12.8 million at December 31, 2004, $10.2 million at December 31, 2003, and $11.7 million at December 31, 2002, with related allowances for loan losses of $1.8 million, $1.5 million, and $1.8 million, respectively.

     Total interest income of $745,000, $736,000 and $699,000 was recognized on average impaired loans of $13.8 million, $11.7 million and $9.6 million for 2004, 2003 and 2002, respectively. Included in this total is cash basis interest income of $46,000, $67,000 and $46,000 recognized on nonaccrual impaired loans during 2004, 2003 and 2002, respectively.

     Allowance For Loan Losses. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserves, based on loss factors, to the remainder of the loan portfolio. The loss factors are determined based on such items as management's evaluation of risk in the portfolio, local economic conditions, and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.

     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                             AS OF AND FOR THE
                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2004       2003       2002       2001       2000
                                           --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period..........   $  7,051   $  6,914   $  5,267   $  4,440   $  3,817

Loans charged-off:
   Commercial loans.....................      1,665        802        323      1,015        343
   Commercial real estate loans.........         --        395        323         --         --
   Construction loans...................         --         --         --         --         --
   Lease financing......................        220        279        870        836      1,034
   Residential real estate loans........         18         --         --          5         --
   Consumer loans.......................         80         68         66         80        153
   Home equity loans ...................         --         10         --         --         --
                                           --------   --------   --------   --------   --------
      Total loans charged-off...........      1,983      1,554      1,582      1,936      1,530
Recoveries:
   Commercial loans.....................         41         77        123        119        104
   Commercial real estate loans.........          7         10          1         --         --
   Construction loans...................         --         --         --         --         --
   Lease financing......................        166        219        162        198         53
   Residential real estate loans........         48         --         --          5         --
   Consumer loans.......................         38         35         23         41         46
   Home equity loans....................         --         --         --         --         --
                                           --------   --------   --------   --------   --------
Total recoveries........................        300        341        309        363        203
                                           --------   --------   --------   ---------- ---------
Net loans charged-off...................      1,683      1,213      1,273      1,573      1,327
Provision for loan losses...............      1,965      1,350      2,920      2,400      1,950
                                           --------   --------   --------   --------   --------

Balance at end of period................   $  7,333   $  7,051   $  6,914   $  5,267   $  4,440
                                           ========   ========   ========   ========   ========
Loans outstanding:
      Average...........................   $463,833   $410,593   $349,879   $310,727   $268,227
      End of period.....................    507,170    424,620    380,082    334,075    287,669
Ratio of allowance for loan losses to
      loans outstanding:
      Average...........................       1.58%      1.72%      1.98%      1.70%      1.66%
      End of period.....................       1.45       1.66       1.82       1.58       1.54
Ratio of net charge-offs to:
      Average loans.....................       0.36       0.30       0.36       0.51       0.49
      End of period loans...............       0.33       0.29       0.33       0.47       0.46

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 As of December 31,
                         --------------------------------------------------------------------------------------------------
                                2004                2003                2002                2001                2000
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                 % of Total          % of Total          % of Total          % of Total          % of Total
                         Amount   Allowance  Amount   Allowance  Amount   Allowance  Amount   Allowance  Amount   Allowance
                         ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
Commercial               $3,016     41.13%   $2,899     41.12%   $3,012     43.56%   $1,181     22.42%   $1,687     38.00%
Commercial real estate    1,432     19.53     1,161     16.47     1,008     14.58       888     16.86       485     10.92
Construction              1,475     20.11     1,581     22.42     1,405     20.32     1,070     20.32       672     15.14
Lease financing             583      7.95       690      9.78       813     11.76     1,440     27.34       526     11.84
Residential real estate     209      2.85       273      3.87       293      4.24       400      7.59       399      8.99
Consumer                    404      5.51       288      4.09       256      3.70       210      3.99       547     12.32
Home equity                 214      2.92       159      2.25       127      1.84        78      1.48       124      2.79
                         ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
   Total                 $7,333    100.00%   $7,051    100.00%   $6,914    100.00%   $5,267    100.00%   $4,440    100.00%
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

     Total investment securities decreased by $39.7 million or 37.43% during 2004, as we utilized the liquidity provided by maturing securities to fund our loan growth. In doing so, we took advantage of opportunities to mitigate the risk of longer-term rate volatility in our available-for-sale investment portfolio and sold approximately $20.7 million of available-for-sale securities, realizing $524,000 in net gains on those sales.

     As of December 31, 2004, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary, and as pledging requirements permitted.

     The following table presents the composition of our available for sale investment portfolio by major category at the dates indicated.

                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                               AT DECEMBER 31,
                                        ----------------------------
                                          2004      2003       2002
                                        -------   --------   -------
                                               (IN THOUSANDS)
U.S. government agency securities ...   $63,561   $ 93,790   $47,579
State and municipal obligations .....     2,133     11,451    13,785
Equity and other ....................       656        795        --
                                        -------   --------   -------
   Total ............................   $66,350   $106,036   $61,364
                                        =======   ========   =======

     The following table sets forth the maturities, carrying value or fair value (in the case of investment securities available-for-sale), and average yields for debt securities in our investment portfolio at December 31, 2004. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

            MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

                                  ONE YEAR OR LESS     ONE TO FIVE YEARS    FIVE TO TEN YEARS
                                 ------------------   ------------------   ------------------
                                 CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                                   VALUE     YIELD      VALUE     YIELD      VALUE     YIELD
                                 --------   -------   --------   -------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
   U.S. government ...........
      agency securities ......    $21,853    1.82%     $41,708    2.92%       $--       --%
   State and municipal
      obligations ............        849    4.66        1,284    4.62         --       --
   Equity and other
      securities with no
      defined maturity .......         --      --           --      --         --       --
                                  -------    ----      -------    ----        ---      ---
      Total available
         for sale ............    $22,702    1.92%     $42,992    2.97%       $--       --%
                                  =======    ====      =======    ====        ===      ===

                                    MORE THAN TEN           TOTAL INVESTMENT
                                        YEARS                  SECURITIES
                                 ------------------   ----------------------------
                                 CARRYING   AVERAGE   CARRYING     FAIR    AVERAGE
                                   VALUE     YIELD      VALUE     VALUE     YIELD
                                 --------   -------   --------   -------   -------
                                               (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
   U.S. government ...........
      agency securities ......      $--       --%      $63,561   $63,561    2.54%
   State and municipal
      obligations ............       --       --         2,133     2,133    4.63
   Equity and other
      securities with no
      defined maturity .......       --       --           656       656    2.95
                                    ---      ---       -------   -------    ----
      Total available
         for sale ............      $--       --%      $66,412   $66,350    2.61%
                                    ===      ===       =======   =======    ====

     Deposits. Deposits grew by $52.2 million, or 11.08%, for the year ended December 31, 2004, compared to 2003 year-end. The primary source of deposit growth in 2004 was in money management and time deposit balances, which increased by $29.5 million and $12.6 million, respectively. The increase in the money management balances during 2004 was primarily attributable to the attractiveness of our money management account's tiered rate structure; whereby larger customer deposit balances earned a higher rate of interest. The increase in time deposit balances was primarily due to a promotional product with an attractive rate and term offered during the third quarter of 2004. We have traditionally offered market-competitive rates on our time deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. However, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our board of directors.

     The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                    DEPOSITS

                                                                    YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------------------------
                                            2004                             2003                             2002
                               ------------------------------   ------------------------------   ------------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                          PERCENT    WEIGHTED               PERCENT   WEIGHTED               PERCENT   WEIGHTED
                                             OF       AVERAGE                 OF       AVERAGE                 OF       AVERAGE
                                BALANCE   DEPOSITS     RATE      BALANCE   DEPOSITS     RATE      BALANCE   DEPOSITS     RATE
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
Demand .....................   $ 84,764     16.22%       --%    $ 74,717     15.88%       --%    $ 86,591     20.43%       --%
Savings ....................      9,100      1.74      0.49        7,740      1.64      0.62        6,037      1.42      1.39
Interest-bearing demand ....     36,342      6.95      0.59       26,260      5.58      0.63       30,747      7.26      1.30
Money Market ...............     30,139      5.77      0.42       30,594      6.50      0.68       33,932      8.01      1.30
Money Management ...........    144,523     27.65      1.93      126,037     26.79      1.79       96,837     22.85      2.05
Time Deposits ..............    217,778     41.67      3.60      205,147     43.61      3.55      169,643     40.03      4.39
                               --------    ------               --------    ------               --------    ------
   Total deposits ..........   $522,646    100.00%              $470,495    100.00%              $423,787    100.00%
                               ========    ======               ========    ======               ========    ======

     The following table sets forth the amount of our time deposits that are greater than $100,000 by time remaining until maturity as of December 31, 2004:

                            AMOUNTS AND MATURITIES OF
                        TIME DEPOSITS OF $100,000 OR MORE

                                              AS OF DECEMBER 31, 2004
                                            --------------------------
                                                      WEIGHTED AVERAGE
                                             AMOUNT       RATE PAID
                                            -------   ----------------
                                              (DOLLARS IN THOUSANDS)
Three months or less ....................   $ 8,357         2.27%
Over three months through six months ....     5,532         2.61
Over six months through twelve months ...    17,590         2.95
Over twelve months ......................    64,340         4.21
                                            -------         ----
   Total ................................   $95,819         3.71%
                                            =======         ====

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 81.56% of our total deposits at December 31, 2004, and 76.20% and 82.54% of total deposits at December 31, 2003 and 2002, respectively. Generally, the Company's funding strategy is to utilize FHLBank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. Advance availability with the FHLBank is determined quarterly and at December 31, 2004, approximately $44.4 million was available. The Company's FHLBank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount at least equal to 1.00% of the aggregate principal amount of its unpaid residential mortgage loans or 5.00% of our total outstanding FHLB advances. The Bank is currently in compliance with this requirement, with a $6.9 million investment in stock of the FHLBank of Topeka as of December 31, 2004. During 2004 and 2003, the Bank took advantage of some special advances from the FHLB to supplement its funding base. The Bank had $48.5 million and $62.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2004 and 2003, respectively.

     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly.

     The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.

                              SHORT-TERM BORROWINGS

                                                                                             WEIGHTED
                                                                  AVERAGE                     AVERAGE       WEIGHTED
                                                     AMOUNT        AMOUNT       MAXIMUM      INTEREST       AVERAGE
                                                  OUTSTANDING   OUTSTANDING   OUTSTANDING      RATE      INTEREST RATE
                                                       AT        DURING THE      AT ANY     DURING THE     AT PERIOD
                                                   PERIOD END    PERIOD (1)    MONTH END      PERIOD          END
                                                  -----------   -----------   -----------   ----------   -------------
                                                                         (DOLLARS IN THOUSANDS)
At or for the year ended December 31, 2004:
   Federal Home Loan Bank borrowings ..........     $    --       $   510       $ 6,000        2.26%           --%
   Federal Funds purchased ....................          --         1,107            --        1.96            --
   Repurchase agreements ......................      21,118        24,100        25,134        0.65          1.28
                                                    -------       -------                      ----          ----
      Total ...................................     $21,118       $25,717                      0.73          1.28
                                                    =======       =======
At or for the year ended December 31, 2003:
   Federal Home Loan Bank borrowings ..........     $    --       $15,118       $40,000        1.29%           --%
   Federal Funds purchased ....................          --         3,674        11,000        1.22            --
   Repurchase agreements ......................      22,648        23,264        25,661        0.60          0.50
                                                    -------       -------                      ----          ----
      Total ...................................     $22,648       $42,056                      0.90          0.50
                                                    =======       =======
At or for the year ended December 31, 2002:
   Federal Home Loan Bank borrowings ..........     $35,000       $ 2,236       $35,000        1.95%         1.28%
   Federal Funds purchased ....................      10,000         1,043        10,000        1.93          1.81
   Repurchase agreements ......................      23,688        16,962        23,688        1.08          0.67
                                                    -------       -------                      ----          ----
      Total ...................................     $68,688       $20,241                      1.22          0.80
                                                    =======       =======

----------
(1) Calculations are based on daily averages where available and monthly averages otherwise.

     Capital Resources. At December 31, 2004, our total stockholders' equity was $41.4 million, and our equity to asset ratio was 6.15%. At December 31, 2003, our total stockholders' equity was $40.2 million and our equity to asset ratio was 6.41%.

     The Federal Reserve Board's risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder's equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2004, our Tier 1 capital ratio was 9.00%, while our total risk-based capital ratio was 11.15%, both of which exceed the capital minimums established in the risk-based capital requirements.

CONTRACTUAL OBLIGATIONS

     Our known contractual obligations outstanding as of December 31, 2004 are presented below.

                                              PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                        -------------------------------------------------
                                        LESS THAN 1                           MORE THAN 5
                               TOTAL        YEAR      1-3 YEARS   3-5 YEARS      YEARS
                              -------   -----------   ---------   ---------   -----------
Long-term Debt Obligations    $80,088       $873        $1,971     $18,195      $59,049
Operating Lease Obligations        32         32            --          --           --
                              -------       ----        ------     -------      -------
   Total                      $80,120       $905        $1,971     $18,195      $59,049
                              =======       ====        ======     =======      =======

     Our risk-based capital ratios at December 31, 2004, 2003 and 2002 are presented below.

                               RISK-BASED CAPITAL

                                                        DECEMBER 31,
                                               2004         2003          2002
                                             --------   ------------   --------
                                                   (DOLLARS IN THOUSANDS)
Tier 1 capital
Stockholders' equity .....................   $ 41,384     $ 40,198     $ 34,344
Intangible assets ........................       (976)      (1,128)      (1,281)
Unrealized (appreciation) depreciation
   on available-for-sale securities ......        257         (570)        (785)
Trust preferred securities (1) ...........     13,880       13,210       11,187
                                             --------     --------     --------
      Total Tier 1 capital ...............     54,545       51,710       43,465
                                             --------     --------     --------
Tier 2 capital
Qualifying allowance for loan losses .....      7,333        6,448        6,171
Trust preferred securities(1) ............      5,708        5,790          313
                                             --------     --------     --------
      Total Tier 2 capital ...............     13,041       12,238        6,484
                                             --------     --------     --------
      Total risk-based capital ...........   $ 67,586     $ 63,948     $ 49,949
                                             ========     ========     ========
Risk weighted assets .....................   $605,886     $515,201     $492,922
                                             ========     ========     ========
Ratios at end of period
Total capital to risk-weighted assets
   ratio .................................      11.15%       12.41%       10.13%
Tier 1 capital to average assets ratio
   (leverage ratio) ......................       8.45%        8.31%        7.74%
Tier 1 capital to risk-weighted assets
   ratio .................................       9.00%       10.04%        8.82%

Minimum guidelines
Total capital to risk-weighted assets
   ratio .................................       8.00%        8.00%        8.00%
Tier 1 capital to average assets ratio
   (leverage ratio) ......................       4.00%        4.00%        4.00%
Tier 1 capital to risk-weighted assets
   ratio .................................       4.00%        4.00%        4.00%

(1) Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). At December 31, 2004, approximately $13.8 million of the trust preferred securities have been included as Tier 1 capital. The balance of the trust preferred securities have been included as Tier 2 capital.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2004, the Company had outstanding commitments to originate loans aggregating approximately $36,980,000.

     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $57,378,000 and mortgage loans held for sale amounted to $44,144,000 at December 31, 2004 and combined had related forward commitments to sell mortgage loans amounted to approximately $101,522,000 at December 31, 2004 respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $13,604,000 at December 31, 2004.

     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2004 unused lines of credit borrowings aggregated approximately $168,840,000.

RECENT AND FUTURE ACCOUNTING REQUIREMENTS

     In 2003, the Financial Accounting Standards Board ("FASB") issued its Interpretation No. 46 (FIN 46 revised), Consolidation of Variable Interest Entities. This new Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

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

     The Company's initial application of the Interpretation required deconsolidation of the Company's investment in BVBC Capital Trusts I and II, and did not have a material impact on the financial statements of the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. SFAS 123 (revised 2004) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS 123 (revised 2004) will be effective for the Company's first interim reporting period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 123 (revised 2004) will have a material impact on the consolidated financial statements.

     In March 2004, the FASB Emerging Issues Task Force (EITF) reached consensus on Issue 03-01 (EITF 03-01), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01, as originally proposed, included new guidance for evaluating and recording impairment losses on debt and equity investments available for sale as well as disclosure requirements about impairments which have not been recognized as other-than temporary. In September, 2004, the FASB deferred the effective date of the EITF's guidance on evaluating and recognizing an other-than-temporary impairment. This deferral did not, however, change the disclosure guidance effective for fiscal years ending after December 15, 2003. The deferred guidance, when issued, may impact the Company's financial reporting including the assessment and accounting treatment for declines in market value of debt securities.

     In December, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from a purchaser's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired individually, in pools or as part of business combinations and does not apply to loans originated by the entity. SOP 03-3 prohibits the recognition of the excess of contractual cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase, requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield and requires that subsequent decreases in expected cash flows be recognized as an impairment. The SOP also prohibits the creation or transfer of an acquiree's valuation allowance to an acquirer's in the initial accounting of loans acquired in a transfer. SOP 03-3 is effective for loans and debt securities acquired by the Company in years beginning after December 15, 2004. The Company does not believe that the adoption of SOP 03-3 will have a material impact on the consolidated financial statements.

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

     We strive to maintain a position that changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in our net interest income over the next twelve-month period and our economic value of equity at risk at December 31, 2004 based on the indicated instantaneous and permanent changes in interest rates.

                              NET INTEREST      NET ECONOMIC
                                 INCOME           VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------   ----------------   --------------
300 basis point rise              29.50%            1.81%
200 basis point rise              18.67%            1.28%
100 basis point rise               9.75%            0.71%
Base Rate Scenario                   --               --
25 basis point decline            (2.71%)           0.37%
50 basis point decline            (5.54%)           0.70%
100 basis point decline          (12.32%)           1.33%

     The above table indicates that, at December 31, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

     The above table also indicates that, at December 31, 2004, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would increase. Given our current asset/liability position, a 25, 50 or 100 basis point decline in interest rates will result in a higher economic value of our equity as the change in estimated gain on assets exceeds the change in estimated loss on liabilities in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

     The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, based on the information and assumptions set forth below.

                       INTEREST-RATE SENSITIVITY ANALYSIS

                                                                   Expected Maturity Date
                                 ------------------------------------------------------------------------------------------
                                                              Fiscal Year Ending December 31,
                                                     ------------------------------------------------
                                   0-90     91-365
                                   Days      Days      2005      2006      2007      2008      2009    Thereafter    Total
                                 --------  --------  --------  --------  --------  --------  --------  ----------  --------
INTEREST-EARNING ASSETS:
Fixed Rate Loans ..............  $ 11,855  $ 21,141  $ 32,996  $ 33,604  $ 29,501  $ 27,584  $ 37,175   $ 16,850   $177,710
   Average Interest Rate ......      6.13%     6.95%     6.66%     6.41%     7.01%     6.51%     6.05%      9.02%      6.74%
Variable Rate Loans ...........   361,763     4,508   366,271        --        --        --        --         --    366,271
   Average Interest Rate ......      5.57%     5.41%     5.56%       --        --        --        --         --       5.56%
Fixed Rate Investments ........     2,445    20,256    22,701    32,564     9,215     1,214        --         --     65,694
   Average Interest Rate ......      1.96%     1.93%     1.94%     2.07%     3.17%     4.08%       --%        --%      2.21%
Variable Rate Investments .....        --        --        --        --        --        --        --         --         --
   Average Interest Rate ......        --        --        --        --        --        --        --         --         --
Federal Funds Sold ............     2,500        --     2,500        --        --        --        --         --      2,500
   Average Interest Rate ......      1.90%       --      1.90%       --        --        --        --         --       1.90%
                                 --------  --------  --------  --------  --------  --------  --------   --------   --------
      Total interest-earning
         assets ...............  $378,563  $ 45,905  $424,468  $ 66,168  $ 38,716  $ 28,798  $ 37,175   $ 16,850   $612,175
                                 ========  ========  ========  ========  ========  ========  ========   ========   ========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand .......  $ 36,314  $     --  $ 36,314  $     --  $     --  $     --  $     --   $     --   $ 36,314
   Average Interest Rate ......      0.88%       --      0.88%       --        --        --        --         --       0.88%
Savings and money market ......   183,790        --   183,790        --        --        --        --         --    183,790
   Average Interest Rate ......      1.74%       --      1.74%       --        --        --        --         --       1.74%
Time deposits .................    23,767    38,140    61,907    25,508    88,223     7,095    11,661     23,384    217,778
   Average Interest Rate ......      2.46%     2.83%     2.69%     4.04%     4.24%     3.89%     4.18%      4.07%      3.74%
Funds borrowed ................    22,568       686    23,254       960     1,011    11,068     7,127     59,049    102,469
   Average Interest Rate ......      1.25%     5.32%     1.37%     5.32%     5.32%     5.15%     3.04%      5.41%      4.30%
                                 --------  --------  --------  --------  --------  --------  --------   --------   --------
      Total interest-bearing
         liabilities ..........  $266,439  $ 38,826  $305,265  $ 26,468  $ 89,234  $ 18,163  $ 18,788   $ 82,433   $540,351
                                 ========  ========  ========  ========  ========  ========  ========   ========   ========

CUMULATIVE:
   Rate sensitive assets
      (RSA) ...................  $378,563  $424,468  $424,468  $490,636  $529,352  $558,150  $595,326   $612,175   $612,175
   Rate sensitive liabilities
      (RSL) ...................   266,439   305,265   305,265   331,733   420,967   439,130   457,918    540,351    540,351
      GAP (GAP = RSA - RSL) ...   112,124   119,203   119,203   158,903   108,385   119,020   137,407     71,824     71,824
RSA/RSL .......................    142.08%   139.05%   139.05%   147.90%   125.75%   127.10%   130.01%    113.29%
RSA/Total assets ..............     56.27     63.10     63.10     72.93     78.69     82.97     88.50      91.00
RSL/Total assets ..............     39.61     45.38     45.38     49.31     62.58     65.28     68.07      80.32
GAP/Total assets ..............     16.67     17.72     17.72     23.62     16.11     17.69     20.43      10.68
GAP/RSA .......................     29.62     28.08     28.08     32.39     20.48     21.32     23.08      11.73

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable.

ITEM 9A: CONTROLS AND PROCEDURES

     Management, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon the evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

     The Company made no significant changes in internal controls over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

     None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is hereby incorporated by reference.

     Information regarding the Bank's directors and executive officers is included in Part I of this Form 10-K under the caption "Directors and Executive Officers of the Registrant."

     The Company has adopted a code of conduct that applies to our senior financial officers. A copy of our code of conduct can be obtained by contacting us directly at:

Investor Relations
11935 Riley
Overland Park, KS 66213
913.338.1000
Email: ir@bankbv.com

ITEM 11: EXECUTIVE COMPENSATION

     This information is included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     This information is included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of December 31, 2004, the Bank had aggregate loans outstanding to such persons of approximately $14.2 million, which represented 34.30% of our stockholders' equity of $41.4 million on that date. These loans:

     -    were made in the ordinary course of business;

     - were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and

     - did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

     This information is included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and is hereby incorporated by reference.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1 and 2. Financial Statements and any Financial Statement Schedules

(b) 3. The financial statements and financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Form 10-K.The exhibits listed in the accompanying exhibit index are filed as part of this Form 10-K.

(c)  None

     Exhibits

3.1    Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2    Bylaws, as amended, of Blue Valley Ban Corp. *

4.1    1998 Equity Incentive Plan. *

4.2    1994 Stock Option Plan. *

4.3    Form of Indenture of Blue Valley Ban Corp. **

4.4    Form of Junior Subordinated Debentures, due September 30, 2030. **

4.5    Certificate of Trust of BVBC Capital Trust I. *

4.6    Form of Amended and Restated Trust Agreement of BVBC Capital Trust I. **

4.7    Form of Cumulative Preferred Security Certificate for BVBC Capital Trust
       I. *

4.8    Form of Trust preferred securities Guarantee Agreement of Blue Valley Ban
       Corp relating to the Cumulative Trust preferred securities. *

4.9    Form of Agreement as to Expenses and Liabilities. *

4.10   Form of Indenture dated April 10, 2003, between Blue Valley Ban Corp and
       Wilmington Trust Company ***

4.11   Amended and Restated Declaration of Trust dated April 10, 2003 ***

4.12   Guarantee Agreement dated April 10, 2003 ***

4.13   Fee Agreement dated April 10, 2003 ***

4.14   Specimen of Floating Rate Junior Subordinated Debt Security ***

10.1   Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2   Mortgage, Assignment of Leases and Rents and Security Agreement between
       Blue Valley Building and Businessmen's Assurance Company of America, dated July 15, 1994. *

10.3   Assignment of Leases and Rents between Blue Valley Building and
       Businessmen's Assurance Company of America dated July 15, 1994. *

11.1   Statement regarding computation of per share earnings. Please see p.
       F-12.

21.1   Subsidiaries of Blue Valley Ban Corp.

23.3   Consent of BKD, LLP.

31.1   Certification of the Chief Executive Officer pursuant to Rule
       13a-14(a)/15d-14(a)

31.2   Certification of the Chief Financial Officer pursuant to Rule
       13a-14(a)/15d-14(a)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with the Commission on April 10, 2000 as an Exhibit to Blue Valley's Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328.
     Exhibit incorporated herein by reference.

** Filed with the Commission on June 29, 2000 as an Exhibit to Blue Valley's Registration Statement on Form S-1, Amendment No. 3, File No. 333-34328.
     Exhibit incorporated herein by reference.

*** Filed with the Commission on March 19, 2004 as an Exhibit to Blue Valley's Annual Report on Form 10-K. Exhibit incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 18, 2005                    By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director


Date: March 18, 2005                    By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer


Date: March 18, 2005                    By: /s/ Donald H. Alexander
                                            ------------------------------------
                                            Donald H. Alexander, Director


Date: March 18, 2005                    By: /s/ Wayne A. Henry, Jr.
                                            ------------------------------------
                                            Wayne A. Henry, Jr., Director


Date: March 18, 2005                    By: /s/ C. Ted McCarter
                                            ------------------------------------
                                            C. Ted McCarter, Director


Date: March 18, 2005                    By: /s/ Thomas A. McDonnell
                                            ------------------------------------
                                            Thomas A. McDonnell, Director

                              BLUE VALLEY BAN CORP

                        DECEMBER 31, 2004, 2003 AND 2002

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets........................................................    F-3
   Statements of Income..................................................    F-5
   Statements of Stockholders' Equity....................................    F-6
   Statements of Cash Flows..............................................    F-7
   Notes to Financial Statements.........................................    F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas

     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ BKD, LLP
                                        ----------------------------------------

Kansas City, Missouri
February 18, 2005

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003
                    (dollars in thousands, except share data)

                                     ASSETS

                                                                 2004       2003
                                                               --------   --------
Cash and due from banks                                        $ 19,994   $ 21,317
Federal funds sold                                                2,500     29,400
                                                               --------   --------
         Cash and cash equivalents                               22,494     50,717

Available-for-sale securities                                    66,350    106,036
Mortgage loans held for sale                                     44,144     18,297

Loans, net of allowance for loan losses of $7,333 and $7,051
   in 2004 and 2003, respectively                               499,837    417,569

Premises and equipment, net                                      19,988     18,250
Foreclosed assets held for sale, net                              2,645        416
Interest receivable                                               2,375      1,923
Deferred income taxes                                             2,383      1,302
Prepaid expenses and other assets                                 3,538      3,593
Federal Home Loan Bank stock, Federal Reserve Bank stock,
   and other securities                                           7,987      7,842
Core deposit intangible asset, at amortized cost                    976      1,128
                                                               --------   --------
         Total assets                                          $672,717   $627,073
                                                               ========   ========

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2004       2003
                                                                                 --------   --------
LIABILITIES

   Deposits
      Demand                                                                     $ 84,764   $ 74,717
      Savings, NOW and money market                                               220,104    190,631
      Time                                                                        217,778    205,147
                                                                                 --------   --------
         Total deposits                                                           522,646    470,495

   Other interest-bearing liabilities                                              22,381     23,447
   Long-term debt                                                                  80,088     88,294
   Interest payable and other liabilities                                           6,218      4,639
                                                                                 --------   --------
         Total liabilities                                                        631,333    586,875
                                                                                 --------   --------

STOCKHOLDERS' EQUITY

   Capital stock
      Common stock, par value $1 per share;
         Authorized 15,000,000 shares; issued and outstanding
            2004 - 2,327,086 shares; 2003 - 2,279,161 shares                        2,327      2,279
   Additional paid-in capital                                                       8,099      7,404
   Retained earnings                                                               31,809     30,344
   Unearned compensation                                                             (594)      (399)
   Accumulated other comprehensive income
      Unrealized appreciation (depreciation) on available-for-sale securities,
         net of income taxes (credit) of $(171) in 2004 and $380 in 2003             (257)       570
                                                                                 --------   --------
         Total stockholders' equity                                                41,384     40,198
                                                                                 --------   --------
         Total liabilities and stockholders' equity                              $672,717   $627,073
                                                                                 ========   ========

See Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (dollars in thousands, except per share data)

                                                                      2004      2003      2002
                                                                    -------   -------   -------
INTEREST INCOME
   Interest and fees on loans                                       $29,245   $28,293   $26,857
   Federal funds sold                                                   157        49       297
   Available-for-sale securities                                      2,301     2,070     3,405
                                                                    -------   -------   -------
      Total interest income                                          31,703    30,412    30,559
                                                                    -------   -------   -------

INTEREST EXPENSE
   Interest-bearing demand deposits                                     169       165       388
   Savings and money market deposit accounts                          2,932     2,204     2,711
   Other time deposits                                                7,297     6,935     7,759
   Federal funds purchased and other interest-bearing liabilities       186       195       223
   Short-term debt                                                       25       256        43
   Long-term debt                                                     3,904     3,794     3,102
                                                                    -------   -------   -------
      Total interest expense                                         14,513    13,549    14,226
                                                                    -------   -------   -------

NET INTEREST INCOME                                                  17,190    16,863    16,333

PROVISION FOR LOAN LOSSES                                             1,965     1,350     2,920
                                                                    -------   -------   -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  15,225    15,513    13,413
                                                                    -------   -------   -------

NONINTEREST INCOME
   Loans held for sale fee income                                    10,358    19,866    16,690
   Service fees                                                       2,441     2,207     1,847
   Gains on available for sale securities, net                          524        --       193
   Other income                                                         617       463       281
                                                                    -------   -------   -------
      Total noninterest income                                       13,940    22,536    19,011
                                                                    -------   -------   -------

NONINTEREST EXPENSE
   Salaries and employee benefits                                    16,670    19,670    16,437
   Net occupancy expense                                              3,433     3,137     2,101
   Other operating expense                                            6,467     6,478     5,578
                                                                    -------   -------   -------
      Total noninterest expense                                      26,570    29,285    24,116
                                                                    -------   -------   -------

INCOME BEFORE INCOME TAXES                                            2,595     8,764     8,308

PROVISION FOR INCOME TAXES                                              665     3,130     2,912
                                                                    -------   -------   -------

NET INCOME                                                          $ 1,930   $ 5,634   $ 5,396
                                                                    =======   =======   =======

BASIC EARNINGS PER SHARE                                            $  0.84   $  2.51   $  2.48
                                                                    =======   =======   =======
DILUTED EARNINGS PER SHARE                                          $  0.82   $  2.43   $  2.40
                                                                    =======   =======   =======
DIVIDENDS PER SHARE                                                 $  0.20   $  0.15   $  0.10
                                                                    =======   =======   =======

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (dollars in thousands, except share data)

                                                                                                            Accumulated
                                                                       Additional                              Other
                                                Comprehensive  Common    Paid-In   Retained    Unearned    Comprehensive
                                                    Income      Stock    Capital   Earnings  Compensation      Income      Total
                                                -------------  ------  ----------  --------  ------------  -------------  -------
BALANCE, DECEMBER 31, 2001                                     $2,175    $5,641    $19,878      $  --          $ 831      $28,525

   Issuance  of 47,535  shares of common stock                     48       643                                               691
   Dividends  on common stock ($0.10 per
      share)                                                                          (222)                                  (222)
   Net income                                       5,396                            5,396                                  5,396

   Change in unrealized appreciation on
      available-for-sale securities, net
      of income taxes (credit) of $(30)               (46)                                                       (46)         (46)
                                                   ------      ------    ------    -------      -----          -----      -------
BALANCE, DECEMBER 31, 2002                         $5,350      $2,223    $6,284    $25,052      $  --          $ 785      $34,344
                                                   ======      ======    ======    =======      =====          =====      =======

   Issuance  of 56,450  shares of common stock                     56     1,120                  (399)                        777
   Dividends  on common stock ($0.15 per
      share)                                                                          (342)                                  (342)
   Net income                                       5,634                            5,634                                  5,634

   Change in unrealized appreciation on
      available-for-sale securities, net
      of income taxes (credit) of $(143)             (215)                                                      (215)        (215)
                                                   ------      ------    ------    -------      -----          -----      -------
BALANCE, DECEMBER 31, 2003                         $5,419      $2,279    $7,404    $30,344      $(399)         $ 570      $40,198
                                                   ======      ======    ======    =======      =====          =====      =======

   Issuance of 47,925 shares of common stock                       48       695                  (338)                        405
   Dividends on common stock ($0.20 per
      share)                                                                          (465)                                  (465)
   Net income                                       1,930                            1,930                                  1,930
   Restricted stock earned, net of forfeitures                                                    143                         143

   Change in unrealized appreciation on
      available-for-sale securities, net
      of income taxes (credit) of $(552)             (827)                                                      (827)        (827)
                                                   ------      ------    ------    -------      -----          -----      -------
BALANCE, DECEMBER 31, 2004                         $1,103      $2,327    $8,099    $31,809      $(594)         $(257)     $41,384
                                                   ======      ======    ======    =======      =====          =====      =======

                                                                                  December 31,   December 31,   December 31,
                                                                                      2004           2003           2002
                                                                                  ------------   ------------   ------------
Reclassification Disclosure
   Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(342), $(143) and $47 for the periods ended
      December 31, 2004, 2003 and 2002, respectively                                 $(513)         $(215)         $  70
   Less: reclassification adjustments for appreciation included in net income, net of income taxes of $210, $0 and $77 for the periods
      ended December 31, 2004, 2003 and 2002, respectively                            (314)            --           (116)
                                                                                     -----          -----          -----
   Change in unrealized appreciation on available-for-sale
      securities, net of income taxes (credit) of $(552), $(143), and $(30) for
      the periods ended December 31, 2004, 2003 and 2002, respectively               $(827)         $(215)         $ (46)
                                                                                     =====          =====          =====

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (dollars in thousands)

                                                                        2004         2003           2002
                                                                     ---------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   1,930   $     5,634    $     5,396
   Adjustments to reconcile net income to net cash
         flow from operating activities:
      Depreciation and amortization                                      1,863         1,579          1,114
      Amortization (accretion) of premiums and
         discounts on securities                                           (28)           38             42
      Provision for loan losses                                          1,965         1,350          2,920
      Deferred income taxes                                               (530)          529           (754)
      Stock dividend on FHLB securities                                   (240)           --             --
      Net gain on available-for-sale securities                           (524)           --           (193)
      Net loss on sale of foreclosed assets                                104            58            121
      Net (gain) loss on sale of premises and equipment                      5           (18)            35
      Restricted stock earned and forfeited                                143            --             --
      Originations of loans held for sale                             (883,406)   (1,544,916)    (1,305,219)
      Proceeds from the sale of loans held for sale                    857,560     1,645,891      1,227,800
   Changes in:
      Interest receivable                                                 (452)           91            500
      Prepaid expenses and other assets                                   (305)       (1,353)          (617)
      Interest payable and other liabilities                             1,114        (1,374)         1,370
                                                                     ---------   -----------    -----------
            Net cash provided by (used in) operating activities        (20,801)      107,509        (67,485)
                                                                     ---------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net originations of loans                                        (90,650)      (46,439)       (58,127)
      Proceeds from sales of loan participations                         3,635            --          9,135
      Purchase of premises and equipment                                (3,094)       (9,099)        (3,060)
      Proceeds from sale of premises and equipment                          --            18             12
      Proceeds from the sale of foreclosed assets                          448           828          1,026
      Proceeds from sales of available-for-sale securities              21,270            --         13,183
      Proceeds from maturities of available-for-sale securities         49,564        80,168         65,198
      Purchases of available-for-sale securities                       (31,974)     (124,936)       (61,994)
      Purchases of Federal Home Loan Bank stock, Federal
         Reserve Bank stock, and other securities                           --        (2,345)        (2,625)
      Proceeds from the sale of Federal Home Loan Bank stock,
         Federal Reserve Bank stock, and other securities                   95            --            893
                                                                     ---------   -----------    -----------
            Net cash used in investing activities                      (50,706)     (101,805)       (36,359)
                                                                     ---------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, money market, NOW                39,520        11,204         22,579
         and savings accounts
      Net increase in time deposits                                     12,631        35,504          6,963
      Repayments of long-term debt                                     (21,706)       (4,670)          (162)
      Proceeds from long-term debt                                      13,500        22,825         22,095
      Net proceeds (payments) on short-term debt                            --       (35,000)        35,000
      Proceeds from sale of common stock                                   405           777            691
      Net increase (decrease) in federal funds purchased and other
         interest-bearing liabilities                                   (1,066)      (13,382)        19,274
                                                                     ---------   -----------    -----------
            Net cash provided by financing activities                   43,284        17,258        106,440
                                                                     ---------   -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (28,223)       22,962          2,596
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            50,717        27,755         25,159
                                                                     ---------   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $  22,494   $    50,717    $    27,755
                                                                     =========   ===========    ===========

SUPPLEMENTAL CASH FLOWS INFORMATION
      Loans transferred to foreclosed assets held for sale           $   2,781   $       688    $     1,712
      Restricted stock issued                                        $     338   $       399    $        --
      Cash dividends declared on common stock                        $     465   $       342    $        --
      Interest paid                                                  $  14,511   $    13,195    $    14,638
      Income taxes paid (net of refunds)                             $     635   $     4,771    $     2,535

See Notes to Consolidated Financial Statements.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corporation, Blue Valley Insurance Services, Inc., BVBC Capital Trust I and BVBC Capital Trust II through 100% ownership of each.

     The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Johnson County, Kansas. The Bank also originates residential mortgages locally and nationwide through its InternetMortgage.com website. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     The Blue Valley Building Corporation is primarily engaged in leasing real property at its facilities in Overland Park and Leawood, Kansas.

     BVBC Capital Trust I and II are Delaware business trusts created in 2000 and 2003, respectively, to offer trust preferred securities and to purchase the Company's prior subordinated debentures. The Trusts have terms of 35 years, but may dissolve earlier as provided in their trust agreements.

     Blue Valley Insurance Services, Inc. was an insurance agency offering insurance products to our customers. During December 2004, the Company ceased all the operations within this entity.

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Blue Valley Ban Corp and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004, cash equivalents consisted of federal funds sold.

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004 was $806,000.

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The adequacy of the allowance is evaluated on a monthly basis by management based on management's periodic review of the collectibility of the loans in consideration of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management when determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reason for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

CORE DEPOSIT INTANGIBLE ASSETS

     Unamortized core deposit intangible assets aggregated $976,000 and $1,128,000 (originally $2,576,000) at December 31, 2004 and 2003, respectively, and are amortized over a 15-year period using the straight-line method. Amortization expense related to core deposit intangible assets was $152,000 for each of the years 2004, 2003 and 2002. Expected amortization for each of the next five years is $152,000 and $216,000 in total thereafter.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FEE INCOME

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

RECLASSIFICATION

     Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income. During the period ended December 31, 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation 46 (Revised), Consolidation of Variable Interest Entities, to its trust preferred securities. The primary impact of this change was to report the Company's subordinated debt to the trust on the face of the accompanying balance sheet rather than the minority interest in the trust, as previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company's total assets, liabilities, stockholders' equity or results of operations.

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

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the year. The computation of per share earnings is as follows:

                                                          2004         2003         2002
                                                       ----------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                    SHARE DATA)
Net income, as reported                                $    1,930   $    5,634   $    5,396
                                                       ----------   ----------   ----------

Add: Total stock-based employee compensation
   recognized in net income, net of income
   taxes of $44 for the year ended December 31, 2004           84           --           --
Less:  Total stock-based compensation cost
   determined under the fair value based method,
   net of income tax credit of $(44) for the year
   ended December 31, 2004                                    (84)          --           --
                                                       ----------   ----------   ----------
      Pro forma net income                             $    1,930   $    5,634   $    5,396
                                                       ==========   ==========   ==========

Average common shares outstanding                       2,302,564    2,244,930    2,178,803
Average common share stock options outstanding             57,497       75,910       74,126
                                                       ----------   ----------   ----------
Average diluted common shares                           2,360,061    2,320,840    2,252,929
                                                       ----------   ----------   ----------

      Basic earnings per share                         $     0.84   $     2.51   $     2.48
                                                       ==========   ==========   ==========
      Diluted earnings per share                       $     0.82   $     2.43   $     2.40
                                                       ==========   ==========   ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

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

                                            2004     2003     2002
                                           ------   ------   ------
                                             (IN THOUSANDS, EXCEPT
                                                PER SHARE DATA)
Net income                   As reported   $1,930   $5,634   $5,396
                             Pro forma     $1,930   $5,618   $5,344

Basic earnings per share     As reported   $ 0.84   $ 2.51   $ 2.48
                             Pro forma     $ 0.84   $ 2.50   $ 2.45

Diluted earnings per share   As reported   $ 0.82   $ 2.43   $ 2.40
                             Pro forma     $ 0.82   $ 2.42   $ 2.37

     The expected life of options outstanding is based on the historical experience of the Company. During 2004 and 2003, the Company issued no stock options. The fair value of options granted in 2002 was estimated at $49,000 on the date of the grant using the minimum value method with an assumed dividend per share of $0.10, risk-free interest rate of 1.75% and an expected life of two years.

NOTE 2: AVAILABLE-FOR-SALE SECURITIES

     The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                   December 31, 2004
                                   -------------------------------------------------
                                                  Gross        Gross
                                   Amortized   Unrealized   Unrealized   Approximate
                                      Cost        Gains        Losses     Fair Value
                                   ---------   ----------   ----------   -----------
                                                 (dollars in thousands)
U.S. Government agencies            $63,950        $ 6        $(395)       $63,561
State and political subdivisions      2,110         23           --          2,133
Equity and other                        718         --          (62)           656
                                    -------        ---        -----        -------

                                    $66,778        $29        $(457)       $66,350
                                    =======        ===        =====        =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 2:  AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

                                                   December 31, 2003
                                   -------------------------------------------------
                                                  Gross       Gross
                                   Amortized   Unrealized   Unrealized   Approximate
                                      Cost        Gains       Losses      Fair Value
                                   ---------   ----------   ----------   -----------
                                                 (dollars in thousands)
U.S. Government agencies            $ 93,408     $  471        $(89)       $ 93,790
State and political subdivisions      10,878        573          --          11,451
Equity and other                         800         --          (5)            795
                                    --------     ------        ----        --------
                                    $105,086     $1,044        $(94)       $106,036
                                    ========     ======        ====        ========

     Maturities of available-for-sale debt instruments at December 31, 2004:

                               Amortized   Approximate
                                  Cost      Fair Value
                               ---------   -----------
                                (dollars in thousands)
In one year or less             $22,843      $22,701
After one through five years     43,217       42,993
After five years                     --           --
                                -------      -------
   Total                         66,060       65,694
                                -------      -------
Equity and other securities         718          656
                                -------      -------
                                $66,778      $66,350
                                =======      =======

     The book value and approximate fair value of securities pledged as collateral to secure public deposits amounted to $58,594,000 at December 31, 2004 and $45,159,000 at December 31, 2003.

     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities. At December 31, 2004, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Securities sold under agreements to repurchase averaged $24,100,000 and $23,264,000 during 2004 and 2003, and the maximum amounts outstanding at any month-end were $25,134,000 and $25,661,000, respectively. The carrying value of securities pledged to secure agreements to repurchase amounted to $33,761,000 and $28,178,000 at December 31, 2004 and 2003, respectively.

     Gross gains of $606,000, $0 and $193,000 were realized in 2004, 2003 and 2002, respectively, and no gross losses were realized in 2004, 2003 and 2002, respectively, from sales of available-for-sale securities. During 2004, the Company recorded an $82,000 loss on an investment security for an impairment which was determined to be other than temporary.

     Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 was $56,571,000, or approximately 86% of the Company's investment in debt securities portfolio. Total fair value of these investments at December 31, 2003 was $23,897,000, or approximately 23% of the Company's investment in debt securities portfolio. These declines primarily result from fluctuations in market yields.

     Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary. Should the

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 2: AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified. At December 31, 2004 and 2003, the Company owned securities with a fair value of $18.8 million and $0, respectively, which had gross unrealized losses outstanding longer than 12 months of $159,000 and $0, respectively. All of the securities with unrealized losses outstanding longer than 12 months at December 31, 2004 were U.S. Government Agency securities.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at December 31, 2004 and 2003 include the following:

                                        2004       2003
                                      --------   --------
                                          (dollars in
                                           thousands)
Commercial loans                      $117,604   $109,818
Commercial real estate loans           126,205     87,438
Construction loans                     130,631    123,445
Lease financing                         21,203     22,175
Residential real estate loans           30,886     27,017
Consumer loans                          48,950     29,701
Home equity loans                       31,691     25,026
                                      --------   --------

Total loans                            507,170    424,620
   Less: Allowance for loan losses       7,333      7,051
                                      --------   --------
   Net loans                          $499,837   $417,569
                                      ========   ========

     Activity in the allowance for loan losses was as follows:

                                                2004      2003      2002
                                              -------   -------   -------
                                                 (dollars in thousands)
Balance, beginning of year                    $ 7,051   $ 6,914   $ 5,267
   Provision charged to expense                 1,965     1,350     2,920
   Losses charged off, net of recoveries
      of $300,000, $341,000 and $309,000
      for 2004, 2003 and 2002, respectively    (1,683)   (1,213)   (1,273)
                                              -------   -------   -------
Balance, end of year                          $ 7,333   $ 7,051   $ 6,914
                                              =======   =======   =======

     Impaired loans totaled $12,847,000 and $10,192,000 at December 31, 2004 and 2003, respectively, with related allowances for loan losses of $1,754,000 and $1,497,000, respectively. At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $2,179,000 and $497,000 respectively. Non-accrual loans were $2,171,000 and $2,558,000 at December 31, 2004 and 2003, respectively.

     Total interest income of $745,000, $736,000 and $699,000 was recognized on average impaired loans of $13,841,000, $11,746,000 and $9,585,000 for 2004, 2003
and 2002, respectively. Included in this total is cash-basis interest income of $46,000, $67,000 and $46,000 recognized on impaired loans on nonaccrual during 2004, 2003 and 2002, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 4:  PREMISES AND EQUIPMENT

Major classifications of these assets are as follows:

                                  2004      2003
                                -------   -------
                                   (dollars in
                                    thousands)
Land                            $ 4,724   $ 1,820
Building and improvements        14,375    13,400
Furniture and equipment           5,853     5,115
Land improvements, net              285     1,876
                                -------   -------
                                 25,237    22,211
Less accumulated depreciation     5,249     3,961
                                -------   -------
Total premises and equipment    $19,988   $18,250
                                =======   =======

NOTE 5: INTEREST-BEARING DEPOSITS

     Interest-bearing time deposits in denominations of $100,000 or more were $95,819,000 on December 31, 2004 and $106,669,000 on December 31, 2003. The
Company acquires brokered deposits in the normal course of business. At December 31, 2004 and 2003, brokered deposits of $471,000 and $35,805,000, respectively, were included in the Company's time deposit balance.

     At December 31, 2004, the scheduled maturities of time deposits are as follows:

                      (dollars in thousands)
2005                         $ 61,901
2006                           25,037
2007                           88,224
2008                            7,093
2009                           12,137
2010 and thereafter            23,386
                             --------
                             $217,778
                             ========

NOTE 6: OPERATING LEASES

     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2012. Minimum future rent receivable under noncancellable operating leases at December 31, 2004 was as follows:

                      (dollars in thousands)
2005                          $  325
2006                             179
2007                             179
2008                             126
2009                              78
2010 and thereafter              220
                              ------
                              $1,107
                              ======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 6: OPERATING LEASES (CONTINUED)

     The Company leases space from others under noncancellable operating leases expiring in 2005. The minimum rental commitment payable under these noncancellable operating leases at December 31, 2004 was $32,000. Consolidated rental and operating lease expenses were $289,000 in 2004, $289,000 in 2003 and $236,000 in 2002.

NOTE 7: INCOME TAXES

     The provision for income taxes consists of the following:

                           2004     2003     2002
                          ------   ------   ------
                           (dollars in thousands)
Taxes currently payable   $1,195   $2,601   $3,666
Deferred income taxes       (530)     529     (754)
                          ------   ------   ------
                          $  665   $3,130   $2,912
                          ======   ======   ======

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                       2004    2003     2002
                                      -----   ------   ------
                                       (dollars in thousands)
Computed at the statutory
   rate (34%)                         $ 882   $2,980   $2,825
Increase (decrease) resulting from:
   Tax-exempt interest                 (167)    (225)    (235)
   State income taxes                   103      232      293
   Other                               (153)     143       29
                                      -----   ------   ------
Actual tax provision                  $ 665   $3,130   $2,912
                                      =====   ======   ======

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2004 and 2003 consolidated balance sheets are as follows:

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002


NOTE 7: INCOME TAXES (CONTINUED)

                                                    2004     2003
                                                   ------   ------
                                                     (dollars in
                                                      thousands)
Deferred tax assets:
   Allowance for loan losses                       $2,597   $2,135
   Accrued compensated absences                        41       41
   Accumulated depreciation on available-for-
      sale securities                                 171       --
   Mark to market - Mortgage loans held for sale      139       82
   Other                                              269       --
                                                   ------   ------
                                                    3,217    2,258
                                                   ------   ------

Deferred tax liabilities:
   Accumulated depreciation                          (696)    (363)
   Accumulated appreciation on available-for-
      sale securities                                  --     (380)
   FHLBank stock basis                               (138)      --
   Other                                               --     (213)
                                                   ------   ------
                                                     (834)    (956)
                                                   ------   ------
         Net deferred tax asset                    $2,383   $1,302
                                                   ======   ======

NOTE 8: SHORT TERM DEBT

     The Company has an $8 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.68%. The line of credit is secured by stock in the Company's subsidiary bank and matures during 2005. As of December 31, 2004 and 2003, the Company had no outstanding balance on this line of credit.

NOTE 9: LONG TERM DEBT

     Long-term debt at December 31, 2004 and 2003 consisted of the following components:

                                                        2004      2003
                                                      -------   -------
                                                         (dollars in
                                                          thousands)
Note payable - other (A)                              $    --   $ 1,281
Note payable - bank (B)                                 4,500     4,925
Note payable - Blue Valley Building Corp. (C)           7,500        --
Federal Home Loan Bank advances (D)                    48,500    62,500
Subordinated Debentures - BVBC Capital Trust I (E)     11,856    11,856
Subordinated Debentures - BVBC Capital Trust II (F)     7,732     7,732
                                                      -------   -------
Total long-term debt                                  $80,088   $88,294
                                                      =======   =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 9: LONG TERM DEBT (CONTINUED)

     (A) Due in August 2009; payable in monthly installments of $23,175 including interest at 7.5%; collateralized by land, building and assignment of future rents. This note was paid off during the first quarter of 2004.

     (B) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.68%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see
          Note 9).

     (C) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents.

     (D) Due in 2008, 2009, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2004, approximately $44,383,000 was available.

     (E) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2005, in whole or in part, at their face value plus accrued interest.

     (F) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the subordinated debentures (E) due in 2030. The Company may prepay the Trust Preferred Securities beginning in 2008, in whole or in part, at their face value plus accrued interest.

Aggregate annual maturities of long-term debt at December 31, 2004 are as follows:

             (dollars in thousands)
2005                 $   873
2006                     960
2007                   1,011
2008                  11,068
2009                   7,127
Thereafter            59,049
                     -------
                     $80,088
                     =======

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS

     As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 9). The agreement provides for the Company to receive interest from the counterparty at an amount which offsets the note's variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.

     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through December 31, 2004. Under the cash flow hedging method, the effective portion of the

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                  To Be Well Capitalized
                                                                       Under Prompt
                                                 For Capital            Corrective
                                 Actual       Adequacy Purposes      Action Provisions
                            ---------------   -----------------   ----------------------
                             Amount   Ratio     Amount   Ratio        Amount   Ratio
                             ------   -----     ------   -----        ------   -----
AS OF DECEMBER 31, 2004:                       (dollars in thousands)
Total Capital
(to Risk Weighted Assets)
   Consolidated             $67,586   11.15%   $48,471   8.00%           N/A
                            =======   =====    =======   ====
   Bank Only                $62,180   10.58%   $47,031   8.00%       $58,789   10.00%
                            =======   =====    =======   ====        =======   =====

Tier 1 Capital
(to Risk Weighted Assets)
   Consolidated             $54,545    9.00%   $24,235   4.00%           N/A
                            =======   =====    =======   ====
   Bank Only                $54,847    9.33%   $23,515   4.00%       $35,273    6.00%
                            =======   =====    =======   ====        =======   =====

Tier 1 Capital
(to Average Assets)
   Consolidated             $54,545    8.45%   $25,834   4.00%           N/A
                            =======   =====    =======   ====
   Bank Only                $54,847    8.43%   $26,031   4.00%       $32,539    5.00%
                            =======   =====    =======   ====        =======   =====

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 11: REGULATORY MATTERS (CONTINUED)

                                                                  To Be Well Capitalized
                                                                       Under Prompt
                                                 For Capital            Corrective
                                 Actual       Adequacy Purposes      Action Provisions
                            ---------------   -----------------   ----------------------
                             Amount   Ratio     Amount   Ratio         Amount   Ratio
                            -------   -----    -------   -----        -------   -----
AS OF DECEMBER 31, 2003:                       (dollars in thousands)
Total Capital
(to Risk Weighted Assets)
   Consolidated             $63,948   12.41%   $41,216   8.00%            N/A
                            =======   =====    =======   ====
   Bank Only                $55,957   11.20%   $39,973   8.00%        $49,967   10.00%
                            =======   =====    =======   ====         =======   =====

Tier 1 Capital
(to Risk Weighted Assets)
   Consolidated             $51,710   10.04%   $20,608   4.00%            N/A
                            =======   =====    =======   ====
   Bank Only                $49,702    9.95%   $19,987   4.00%        $29,980    6.00%
                            =======   =====    =======   ====         =======   =====

Tier 1 Capital
(to Average Assets)
   Consolidated             $51,710    8.31%   $24,897   4.00%            N/A
                            =======   =====    =======   ====
   Bank Only                $49,702    8.15%   $24,382   4.00%        $30,478    5.00%
                            =======   =====    =======   ====         =======   =====

     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2004, approximately $12,695,000 of retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 12: TRANSACTIONS WITH RELATED PARTIES

     At December 31, 2004 and 2003, the Company had loans outstanding to executive officers, directors and to companies in which the Bank's executive officers or directors were principal owners, in the amounts of $14,195,000 and $5,976,000, respectively. Related party transactions for 2004 and 2003 were as follows:

                                     2004      2003
                                   -------   -------
                                      (dollars in
                                       thousands)
Balance, beginning of year         $ 5,976   $ 8,083
New loans                           10,270     2,582
Repayments and reclassifications    (2,051)   (4,689)
                                   -------   -------
Balance, end of year               $14,195   $ 5,976
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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 13: PROFIT SHARING AND 401(K) PLANS

     The Company's profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company's 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company's matching contributions to the 401(k) plan are vested immediately. Combined Company contributions charged to expense for 2004, 2003 and 2002 were $658,000, $681,000 and $527,000, respectively.

NOTE 14: EQUITY INCENTIVE COMPENSATION

     The Company has an Equity Incentive Plan (the "Plan") which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.

     Under the fixed option provisions of the Plan, the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2004, the Company had 235,634 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years.

     During 2004 and 2003, the Company granted no stock options, but did grant 14,100 and 13,275 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are Directors vest in the stock after three years for the 2003 grant and two years for the 2004 grant. The basis of the restricted shares granted, equal to the fair value of the Company's stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. During 2004 and 2003, 500 and 0 shares of restricted stock were forfeited, respectively.

     A summary of the status of option shares under the plan at December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

                                          2004                 2003                 2002
                                   ------------------   ------------------   ------------------
                                             Weighted             Weighted             Weighted
                                              Average              Average              Average
                                             Exercise             Exercise             Exercise
                                    Shares     Price     Shares     Price     Shares     Price
                                   -------   --------   -------   --------   -------   --------
Outstanding, beginning of year     188,300    $16.70    235,575    $17.02    235,760    $14.77
Granted                                 --        --         --        --     51,600     25.00
Exercised                          (31,825)    10.96    (41,675)    17.77    (45,035)    14.25
Forfeited                           (1,475)    25.00     (5,600)    22.30     (6,750)    17.94
                                   -------              -------              -------
Outstanding, end of year           155,000    $17.80    188,300    $16.70    235,575    $17.02
                                   =======              =======              =======
Options exercisable, end of year   155,000    $17.80    164,350    $15.49    172,525    $15.26
                                   =======              =======              =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 14: EQUITY INCENTIVE COMPENSATION (CONTINUED)

     The weighted-average remaining contractual life of option shares at December 31, 2004 was 6.09 years. Exercise prices ranged from $5.10 to $25.00. Information about options outstanding and exercisable as of December 31, 2004 is set forth in the following table.

                    Options Outstanding and Exercisable
                   ------------------------------------
                      Number       Weighted
                   Outstanding     Average     Weighted
                       and        Remaining     Average
     Range of      Exercisable   Contractual   Exercise
 Exercise Prices   at 12/31/04       Life        Price
 ---------------   -----------   -----------   --------
$ 5.10 to $ 5.10       3,000       1 year       $ 5.10
  6.25 to   6.25       7,000       2 years        6.25
  7.50 to   7.50       5,000       3 years        7.50
 11.25 to  11.25      11,200       4 years       11.25
 14.38 to  14.38      17,325       5 years       14.38
 16.50 to  16.50      29,600       6 years       16.50
 19.50 to  19.50      45,000       7 years       19.50
 25.00 to  25.00      36,875       8 years       25.00
                     -------
                     155,000
                     =======

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN

          The 2004 Blue Valley Ban Corp employee stock purchase plan ("ESPP") provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company's Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February, 2004.

NOTE 16: OTHER INCOME/EXPENSE

     Other operating expenses consist of the following:

                     2004     2003     2002
                    ------   ------   ------
                     (dollars in thousands)
Advertising         $1,315   $1,277   $  920
Data processing        712      556      530
Professional fees      815      810      628
Other expense        3,625    3,835    3,500
                    ------   ------   ------
   Total            $6,467   $6,478   $5,578
                    ======   ======   ======

     Other income consists of the following:

                  2004   2003   2002
                  ----   ----   ----
                (dollars in thousands)
Rental income     $192   $154   $142
Other income       425    309    139
                  ----   ----   ----
   Total          $617   $463   $281
                  ====   ====   ====

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 17: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                                                                    2004                  2003
                                                            -------------------   -------------------
                                                            Carrying     Fair     Carrying     Fair
                                                             Amount      Value     Amount      Value
                                                            --------   --------   --------   --------
                                                                      (dollars in thousands)
Financial assets:

   Cash and cash equivalents                                $ 22,494   $ 22,494   $ 50,717   $ 50,717
   Available-for-sale securities                              66,350     66,350    106,036    106,036
   Mortgage loans held for sale                               44,144     44,144     18,297     18,301
   Interest receivable                                         2,375      2,375      1,923      1,923
   Loans, net of allowance for loan losses                   499,837    497,809    417,569    421,350

Financial liabilities:
   Deposits                                                  522,646    521,936    470,495    471,704
   Other bearing liabilities                                  22,381     22,381     23,447     23,447
   Long-term debt                                             80,088     81,265     88,294     91,628
   Interest payable                                            1,190      1,190      1,309      1,309

Unrecognized financial instruments (net of amortization):
      Commitments to extend credit                                --         --         --         --
      Letters of credit                                           --         --         --         --
      Lines of credit                                             --         --         --         --
      Forward commitments                                         --         --         --         --

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

     At December 31, 2004 and 2003, the Company had outstanding commitments to originate loans aggregating approximately $36,980,000 and $32,913,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6,075,000 and $6,650,000 at December 31, 2004 and 2003, respectively, with the remainder at floating market rates.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 18: COMMITMENTS AND CREDIT RISKS (CONTINUED)

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

     Total mortgage loans in the process of origination amounted to $57,378,000 and $47,965,000 and mortgage loans held for sale amounted to $44,144,000 and $18,297,000 at December 31, 2004 and 2003, respectively. Related forward commitments to sell mortgage loans amounted to approximately $101,522,000 and $66,262,000 at December 31, 2004 and 2003, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.

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

     The Company had total outstanding letters of credit amounting to $13,604,000 and $20,228,000 at December 31, 2004 and 2003, respectively.

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

     At December 31, 2004 and 2003, unused lines of credit borrowings aggregated approximately $168,840,000 and $131,995,000, respectively.

     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2004 and 2003, federal funds sold totaling $2,500,000 and $29,400,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $2,500,000 and $25,400,000 on those dates, respectively..

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 19: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1:
Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

                                                            2004                                        2003
                                         -----------------------------------------   -----------------------------------------
                                          FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                          QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
   Net interest income after provision
      for loan losses                    $  3,821   $  3,865   $  3,736   $  3,803   $  3,436   $  4,402   $  3,792   $  3,883
   Noninterest income                       3,155      3,270      4,103      3,412      3,595      6,637      6,606      5,698
   Noninterest expense                      7,069      6,428      6,911      6,162      5,902      8,713      7,858      6,812
                                         --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes                    (93)       707        928      1,053      1,129      1,129      2,326      2,540
Income taxes                                  (99)       174        247        343        393        393        831        913
                                         --------   --------   --------   --------   --------   --------   --------   --------
      Net income                         $      6   $    533   $    681   $    710   $    736   $  1,495   $  1,627   $  1,776
                                         ========   ========   ========   ========   ========   ========   ========   ========

Net Income per Share Data
      Basic                              $   0.00   $   0.23   $   0.30   $   0.31   $   0.32   $   0.66   $   0.73   $   0.80
                                         ========   ========   ========   ========   ========   ========   ========   ========
      Diluted                            $   0.00   $   0.23   $   0.29   $   0.30   $   0.31   $   0.64   $   0.71   $   0.77
                                         ========   ========   ========   ========   ========   ========   ========   ========

Balance Sheet
      Total assets                       $672,717   $669,892   $637,353   $626,036   $627,073   $622,015   $628,697   $591,764
      Total loans, net                    499,837    470,155    448,785    444,277    417,569    406,127    406,954    396,531
      Stockholders' equity                 41,384     42,028     41,388     41,150     40,198     39,627     38,342     36,248


     Net income or the fourth quarter of 2004 was adversely affected by higher noninterest expenses compared to the prior year period. The increase in noninterest expense during the quarter relates primarily to nonrecurring accrued expenses related to the cost of litigation, incremental costs associated with the opening of the Leawood, Kansas Banking Center, and other expenses.

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

NOTE 20: NEW ACCOUNTING STANDARDS

     In 2003, the Financial Accounting Standards Board ("FASB") issued its Interpretation No. 46 (FIN 46 revised), Consolidation of Variable Interest Entities. This new Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 20:  NEW ACCOUNTING STANDARDS (CONTINUED)

The Company's initial application of the Interpretation required deconsolidation of the Company's investment in BVBC Capital Trusts I and II, and did not have a material impact on the financial statements of the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. SFAS 123 (revised 2004) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS 123 (revised 2004) will be effective for the Company's financial statements issued after June 15, 2005. The Company does not believe that the adoption of SFAS 123 (revised 2004) will have a material impact on the consolidated financial statements.

     In March 2004, the FASB Emerging Issues Task Force (EITF) reached consensus on Issue 03-01 (EITF 03-01), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01, as originally proposed, included new guidance for evaluating and recording impairment losses on debt and equity investments available for sale as well as disclosure requirements about impairments which have not been recognized as other-than temporary. In September, 2004, the FASB deferred the effective date of the EITF's guidance on evaluating and recognizing an other-than-temporary impairment. This deferral did not, however, change the disclosure guidance effective for fiscal years ending after December 15, 2003. The deferred guidance, when issued, may impact the Company's financial reporting including the assessment and accounting treatment for declines in market value of debt securities.

          In December, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from a purchaser's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired individually, in pools or as part of business combinations and does not apply to loans originated by the entity. SOP 03-3 prohibits the recognition of the excess of contractual cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase, requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield and requires that subsequent decreases in expected cash flows be recognized as an impairment. The SOP also prohibits the creation or transfer of an acquiree's valuation allowance to an acquirer's in the initial accounting of loans acquired in a transfer. SOP 03-3 is effective for loans and debt securities acquired by the Company in years beginning after December 15, 2004. The Company does not believe that the adoption of SOP 03-3 will have a material impact on the consolidated financial statements.

NOTE 21: LEGAL PROCEEDINGS

     On October 13th, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by one current mortgage loan originator and twenty three former mortgage loan originators. The plaintiffs are claiming that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. While the plaintiffs' claims total $5.6 million, we believe the Company has meritorious defenses to the claims made and we intend to vigorously defend against these claims. In the fourth quarter of 2004, the Company took a $550,000 charge recording a liability for the estimated potential cost of this litigation. We currently do not anticipate any significant additional financial impact from this litigation. Other than this claim, there are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                           2004      2003
                                                         -------   -------
                                                           (In thousands)
ASSETS
   Cash and cash equivalents                             $ 2,058   $   806
   Investments in subsidiaries:
      Bank of Blue Valley                                 55,566    51,400
      Blue Valley Building Corp.                           7,648    11,863
      Blue Valley Insurance Services, Inc.                    18        46
      BVBC Capital Trust I                                   356       356
      BVBC Capital Trust II                                  232       232
   Other assets                                            2,781     2,279
                                                         -------   -------
         Total Assets                                    $68,659   $66,982
                                                         =======   =======

LIABILITIES
   Long-term debt                                        $ 4,500   $ 4,925
   Subordinated debentures                                19,588    19,588
   Other liabilities                                       3,187     2,271
                                                         -------   -------
         Total Liabilities                                27,275    26,784
                                                         -------   -------

STOCKHOLDERS' EQUITY
   Common stock                                            2,327     2,279
   Additional paid-in capital                              8,099     7,404
   Retained earnings                                      31,809    30,344
   Unearned compensation                                    (594)     (399)
   Unrealized appreciation on available-for-sale
      securities, net of income taxes of $380 and $523
      at 2003 and 2002, respectively                        (257)      570
                                                         -------   -------
         Total Stockholders' Equity                       41,384    40,198
                                                         -------   -------
         Total Liabilities and Stockholders' Equity      $68,659   $66,982
                                                         =======   =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                             2004      2003     2002
                                                           -------   -------   ------
                                                                 (In thousands)
Income
   Dividends from subsidiaries                             $11,328   $   445   $  137
   Other income                                                  7        39        3
                                                           -------   -------   ------
                                                            11,335       484      140

Expenses                                                     2,514     2,189    1,588
                                                           -------   -------   ------
Income (loss) before income taxes and equity in
   undistributed net income of subsidiaries                  8,821    (1,705)  (1,448)
Credit for income taxes                                     (1,086)     (716)    (539)
                                                           -------   -------   ------

Income (loss) before equity in undistributed net income
   of subsidiaries                                           9,907      (989)    (909)
Equity in undistributed (distributions in excess of) net
   income of subsidiaries                                   (7,977)    6,623    6,305
                                                           -------   -------   ------
Net income                                                 $ 1,930   $ 5,634   $5,396
                                                           =======   =======   ======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                         2004      2003      2002
                                                       -------   -------   -------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $ 1,930   $ 5,634   $ 5,396
   Items not requiring (providing) cash:
      Deferred income taxes                                836        82        30
      Equity in undistributed income of subsidiaries     7,977    (6,623)   (6,305)
      Restricted stock earned                              143        --        --
   Changes in:
      Other assets                                      (1,338)     (517)     (431)
      Other liabilities                                    451       504       571
                                                       -------   -------   -------
         Net cash provided by (used in) operating
            activities                                   9,999      (920)     (739)
                                                       -------   -------   -------
CASH FLOW FROM INVESTING ACTIVITIES
   Capital contributed to subsidiary                    (8,727)   (7,943)   (2,018)
                                                       -------   -------   -------
         Net cash used in investing activities          (8,727)   (7,943)   (2,018)
                                                       -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of long-term debt                           (425)   (4,495)       --
   Proceeds from long-term debt                             --    13,057     2,095
   Proceeds from sale of common stock                      405       777       691
                                                       -------   -------   -------
         Net cash provided by (used in) financing
            activities                                     (20)    9,339     2,786
                                                       -------   -------   -------
INCREASE IN CASH AND CASH EQUIVALENTS                    1,252       476        29

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                       806       330       301
                                                       -------   -------   -------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                         $ 2,058   $   806   $   330
                                                       =======   =======   =======