Form 10-Q
period 2005-03-31
BLUE VALLEY BAN CORP
filed 2005-05-13
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

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

Guarantee with respect to the         American Stock Exchange
Trust Preferred Securities, $8.00
par Securities, $8.00 par value,
of BVBC Capital Trust I

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

      As of March 31, 2005 the registrant had 2,334,871 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP
                                      INDEX

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.................   3
        Consolidated Balance Sheets - March 31, 2005 (unaudited) and
          December 31, 2004.....................................................   4
        Consolidated Statements of Income (unaudited) -
          three months ended March 31, 2005 and 2004............................   6
        Consolidated Statements of Stockholders' Equity (unaudited) -
          three months ended March 31, 2005 and 2004 ...........................   7
        Consolidated Statements of Cash Flows (unaudited) -
          three months ended March 31, 2005 and 2004............................   8
        Notes to Consolidated Financial Statements (unaudited) -
          three months ended March 31, 2005 and 2004............................   9

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.........................................  13

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........  22

    ITEM 4. CONTROLS AND PROCEDURES.............................................  24

PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS...................................................  25

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........  25

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................  25

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  25

    ITEM 5. OTHER INFORMATION...................................................  25

    ITEM 6. EXHIBITS............................................................  25

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of March 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 18, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                        /s/ BKD, LLP

Kansas City, Missouri
April 20, 2005

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                    (dollars in thousands, except share data)

ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                 2005          2004
                                                             -----------   ------------
                                                             (Unaudited)
Cash and due from banks                                       $  25,206     $  19,994
Federal funds sold                                                    -         2,500
                                                              ---------     ---------
       Cash and cash equivalents                                 25,206        22,494

Available-for-sale securities                                    60,558        66,350
Mortgage loans held for sale                                     44,745        44,144

Loans, net of allowance for loan losses of $7,337
  and $7,333 in 2005 and 2004, respectively                     513,616       499,837

Premises and equipment, net                                      19,757        19,988
Foreclosed assets held for sale, net                              2,650         2,645
Interest receivable                                               2,817         2,375
Deferred income taxes                                             2,523         2,383
Prepaid expenses and other assets                                 3,711         3,538
Federal Home Loan Bank stock, Federal Reserve Bank stock,
  and other securities                                            8,122         7,987
Core deposit intangible asset, at amortized cost                    938           976
                                                              ---------     ---------

       Total assets                                           $ 684,643     $ 672,717
                                                              =========     =========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           MARCH 31,    DECEMBER 31,
                                                              2005          2004
                                                          -----------   ------------
                                                          (Unaudited)
LIABILITIES
    Deposits
       Demand                                             $   87,254     $   84,764
       Savings, NOW and money market                         206,098        220,104
       Time                                                  239,963        217,778
                                                          ----------     ----------
           Total deposits                                    533,315        522,646
    Other interest-bearing liabilities                        23,034         22,381
    Long-term debt                                            79,862         80,088
    Interest payable and other liabilities                     6,253          6,218
                                                          ----------     ----------

           Total liabilities                                 642,464        631,333
                                                          ----------     ----------

STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued
          and outstanding 2005 - 2,334,871 shares;
          2004 - 2,327,086                                     2,335          2,327
    Additional paid-in capital                                 8,225          8,099
    Retained earnings                                         32,605         31,809
    Unearned compensation                                       (518)          (594)
    Accumulated other comprehensive income
       Unrealized depreciation on available-for-sale
          securities, net of income tax credits of $(312)
          in 2005 and $(171) in 2004                            (468)          (257)
                                                          ----------     ----------

           Total stockholders' equity                         42,179         41,384
                                                          ----------     ----------

           Total liabilities and stockholders' equity     $  684,643     $  672,717
                                                          ==========     ==========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          2005             2004
                                                                      -----------      -----------
                                                                      (Unaudited)      (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                          $  8,717        $  6,845
    Federal funds sold                                                        21              43
    Available-for-sale securities                                            416             655
                                                                        --------        --------
           Total interest income                                           9,154           7,543
                                                                        --------        --------

INTEREST EXPENSE
    Interest-bearing demand deposits                                          33              29
    Savings and money market deposit accounts                                897             649
    Other time deposits                                                    2,064           1,682
    Federal funds purchased and other interest-bearing liabilities            91              30
    Short-term debt                                                           17               -
    Long-term debt                                                         1,057           1,000
                                                                        --------        --------
           Total interest expense                                          4,159           3,390
                                                                        --------        --------

NET INTEREST INCOME                                                        4,995           4,153

PROVISION FOR LOAN LOSSES                                                    155             350
                                                                        --------        --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        4,840           3,803
                                                                        --------        --------

NONINTEREST INCOME
    Loans held for sale fee income                                         2,041           2,496
    Service fees                                                             494             565
    Realized gain on sales of available-for-sale securities                    -             215
    Other income                                                             272             136
                                                                        --------        --------
           Total noninterest income                                        2,807           3,412
                                                                        --------        --------

NONINTEREST EXPENSE
    Salaries and employee benefits                                         3,947           3,898
    Net occupancy expense                                                    820             767
    Other operating expense                                                1,594           1,497
                                                                        --------        --------
           Total noninterest expense                                       6,361           6,162
                                                                        --------        --------

INCOME BEFORE INCOME TAXES                                                 1,286           1,053

PROVISION FOR INCOME TAXES                                                   490             343
                                                                        --------        --------

NET INCOME                                                              $    796        $    710
                                                                        ========        ========

BASIC EARNINGS PER SHARE                                                $   0.34        $   0.31
                                                                        ========        ========
DILUTED EARNINGS PER SHARE                                              $   0.34        $   0.30
                                                                        ========        ========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                                                                      ACCUMULATED
                                                              ADDITIONAL                                 OTHER
                                   COMPREHENSIVE    COMMON     PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE
                                      INCOME        STOCK      CAPITAL     EARNINGS   COMPENSATION       INCOME       TOTAL
                                   -------------   --------   ----------   --------   ------------   -------------   --------
BALANCE, DECEMBER 31, 2003                         $  2,279    $  7,404    $ 30,344     $   (399)      $    570      $ 40,198

Issuance of 17,750 shares of
     common stock                                        18         258           -            -              -           276
Net income                            $    710            -           -         710            -              -           710
Restricted stock earned, net of
   forfeitures                               -            -           -           -           33              -            33
Change in unrealized
   appreciation on
   available-for-sale
   securities, net of income
   taxes (credit) of $(45)                 (67)           -           -           -            -            (67)          (67)
                                      --------     --------    --------    --------     --------       --------      --------
                                      $    643
                                      ========
BALANCE, MARCH 31, 2004                            $  2,297    $  7,662    $ 31,054     $   (366)      $    503      $ 41,150
                                                   ========    ========    ========     ========       ========      ========

BALANCE, DECEMBER 31, 2004                         $  2,327    $  8,099    $ 31,809     $   (594)      $   (257)     $ 41,384
                                                   --------    --------    --------     --------       --------      --------

Issuance of 7,785 shares of
     common stock                                         8         126           -            -              -           134
Net income                            $    796            -           -         796            -              -           796
Restricted stock earned, net of
   forfeitures                               -            -           -           -           76              -            76
Change in unrealized
   appreciation on
   available-for-sale
   securities, net of income
   taxes credit of $(140)                 (211)           -           -           -            -           (211)         (211)
                                      --------     --------    --------    --------     --------       --------      --------
                                      $    585
                                      ========
BALANCE, MARCH 31, 2005                            $  2,335    $  8,225    $ 32,605     $   (518)      $   (468)     $ 42,179
                                                   ========    ========    ========     ========       ========      ========

                                                                                March 31,   March 31,
                                                                                ---------   ---------
                                                                                   2005       2004
                                                                                ---------   ---------
RECLASSIFICATION DISCLOSURE:

    Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes (credit) of $(140) and $41 for the periods ended
      March 31, 2005 and 2004, respectively                                      $ (211)     $   62
    Less: reclassification adjustments for appreciation
      included in net income, net of income taxes of $0 and
      $86 for the periods ended March 31, 2005 and 2004,
      respectively                                                                    -         129
                                                                                 ------      ------
    Change in unrealized appreciation (depreciation) on
      available-for-sale securities, net of income taxes
      (credit) of $(140) and $(45) for the periods ended
      March 31, 2005 and 2004, respectively                                      $ (211)     $  (67)
                                                                                 ======      ======

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                                          MARCH 31, 2005   MARCH 31, 2004
                                                                          --------------   --------------
                                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $      796        $      710
    Adjustments to reconcile net income to net cash flow from
       operating activities:
       Depreciation and amortization                                              488               441
       Amortization (accretion) of premiums and discounts on securities            (9)               (5)
       Provision for loan losses                                                  155               350
       Net gain on sales of available-for-sale securities                           -              (215)
       Net loss on sale of foreclosed assets                                        -                61
       Net loss on sale of premises and equipment                                   -                 5
       Restricted stock earned and forfeited                                       76                33
       Originations of loans held for sale                                   (162,449)         (214,138)
       Proceeds from the sale of loans held for sale                          161,848           200,395
    Changes in
       Interest receivable                                                       (442)             (388)
       Prepaid expenses and other assets                                         (286)             (335)
       Interest payable and other liabilities                                      35              (688)
                                                                           ----------        ----------
           Net cash provided by (used in) operating activities                    212           (13,774)
                                                                           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                 (13,966)          (30,123)
    Proceeds from sales of loan participations                                      -             3,053
    Purchase of premises and equipment                                           (106)           (1,287)
    Proceeds from the sale of foreclosed assets                                    27               354
    Proceeds from sales of available-for-sale securities                            -             6,210
    Proceeds from maturities of available-for-sale securities                   5,450            21,967
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                (135)              (58)
                                                                           ----------        ----------
           Net cash provided by (used in) investing activities                 (8,730)              116
                                                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market, NOW
      and savings accounts                                                    (11,516)           21,079
    Net increase (decrease) in time deposits                                   22,185           (21,029)
    Repayments of long-term debt                                                 (226)           (1,388)
    Proceeds from sale of common stock                                            134               276
    Net increase in other borrowings                                              653                36
                                                                           ----------        ----------
           Net cash provided by (used in) financing activities                 11,230            (1,026)
                                                                           ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,712           (14,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 22,494            50,717
                                                                           ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   25,206        $   36,033
                                                                           ==========        ==========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2005, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2005 and 2004, and are of a normal recurring nature.

      Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

      The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

      The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the period ended March 31, 2005, the Company issued no stock options; consequently, reported and pro forma net income were identical.

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

      The computation of per share earnings for the three months ended March 31, 2005 and 2004 is as follows:

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                MARCH 31, 2005   MARCH 31, 2004
                                                                --------------   --------------
                                                                  (Unaudited)      (Unaudited)
                                                                 (dollars in thousands, except
                                                                   share and per share data)
Net income, as reported                                          $       796      $       710
                                                                 ===========      ===========
Add:  Total stock-based employee compensation recognized in
   net income, net of income taxes of $24 and $10 for the
   periods ended March 31, 2005 and 2004, respectively                    37               20
Less:  Total stock-based compensation cost determined under
   the fair value based method, net of income tax credits of
   $(24) and $(10) for the periods ended March 31, 2005 and
   2004, respectively.                                                   (37)             (20)
                                                                 -----------      -----------
Pro forma net income                                             $       796      $       710
                                                                 ===========      ===========

Average common shares outstanding                                  2,331,546        2,284,577
Average common share stock options outstanding                        39,866           67,950
                                                                 -----------      -----------

Average diluted common shares                                      2,371,412        2,352,527
                                                                 ===========      ===========

Basic earnings per share                                         $      0.34      $      0.31
                                                                 ===========      ===========
Diluted earnings per share                                       $      0.34      $      0.30
                                                                 ===========      ===========

NOTE 3: LONG-TERM DEBT

      Long-term debt at March 31, 2005 and December 31, 2004, consisted of the following components:

                                                        MARCH 31,    DECEMBER 31,
                                                          2004           2005
                                                       ----------    ------------
                                                       (Unaudited)
                                                              (in thousands)
Note payable - Ban Corp (A)                            $    4,387     $    4,500
Note payable - Blue Valley Building Corp. (B)               7,387          7,500
Federal Home Loan Bank advances (C)                        48,500         48,500
Subordinated Debentures - BVBC Capital Trust I (D)         11,856         11,856
Subordinated Debentures - BVBC Capital Trust II (E)         7,732          7,732
                                                       ----------     ----------

       Total long-term debt                            $   79,862     $   80,088
                                                       ==========     ==========

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

      (A) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.68%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 4).

      (B) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

      (C) Due in 2008, 2009, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2005, approximately $69,813,000 was available.

      (D) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2005, in whole or in part, at their face value plus accrued interest.

      (E) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the subordinated debentures (D) due in 2030. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

Aggregate annual maturities of long-term debt at March 31, 2005 are as follows:

                              (in thousands)
April 1 to December 31, 2005    $     647
2006                                  960
2007                                1,011
2008                               11,068
2009                                7,127
Thereafter                         59,049
                                ---------

                                $  79,862
                                =========

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

      Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through March 31, 2005. Under the cash flow hedging method, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion, if any, is recognized in current earnings.

NOTE 5: LEGAL PROCEEDINGS

      On October 13th, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by one current mortgage loan originator and twenty three former mortgage loan originators. The plaintiffs are claiming that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. While the plaintiffs' claims total $5.6 million, we believe the Company has meritorious defenses to the claims made and we intend to vigorously defend against these claims. In fourth quarter of 2004, the Company had recorded a $550,000 liability for the estimated potential cost of this litigation. We currently do not anticipate any significant additional financial impact from this litigation. Other than this claim, there are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 6: NEW ACCOUNTING STANDARDS

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

GENERAL

   CRITICAL ACCOUNTING POLICIES

      Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policies since December 31, 2004. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2004.

   RESULTS OF OPERATIONS

      Three months ended March 31, 2005 and 2004. Net income for the quarter ended March 31, 2005, was $796,000, compared to net income of $710,000 for the quarter ended March 31, 2004, representing an increase of $86,000, or 12.11%. Diluted earnings per share increased 13.33% to $0.34 during the first quarter of 2005 from $0.30 in the same period of 2004. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2005 were 0.48% and 7.70%, compared to 0.46% and 6.92%, respectively, for the same period in 2004, increases of 4.34% and 11.27%, respectively.

      The principal contributing factor to our increase in net income in the current year first quarter from the prior year was an increase in net interest income resulting from a higher level of average earning assets. However, the increase in net interest income was partially offset by lower noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

NET INTEREST INCOME

      Fully tax equivalent (FTE) net interest income for the three-month period ended March 31, 2005 was $5.0 million, an increase of $788,000, or 18.68%, from $4.2 million for the three-month period ended March 31, 2004.

      FTE interest income for the current year first quarter was $9.2 million, an increase of $1.6 million, or 20.46%, from $7.6 million in the prior year first quarter. FTE interest income increased due to an increase in average earning assets, particularly loans, as well as an increase in the rate earned thereon. Average earning asset volume increased from the first quarter of 2004 to the current period by $54.9 million, or 9.65%. The overall yield on average earning assets increased by 58 basis points to 5.96% in the first quarter of 2005 compared to 5.38% in the prior year first quarter. The 58 basis point increase in yield resulted primarily from increases in market interest rates beginning in the second half of 2004.

      Interest expense for the current year first quarter was $4.2 million, an increase of $769,000, or 22.68%, from $3.4 million in the prior year first quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from promotional rates offered on our time deposits as well as the impact of rising market interest rates on our savings and money market deposits and short- and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 42 basis points to 3.13% during the three month period ending March 31, 2005 compared to 2.71% during the same period in 2004. In addition, average interest-bearing liabilities increased $35.9 million or 7.13% to $538.8 million during the first quarter of 2005 compared to $502.9 million during the prior year period. This increase was primarily the result of higher interest-bearing deposit average balances.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                   Three Months Ended March 31,
                                                -------------------------------------------------------------------
                                                              2005                               2004
                                                ------------------------------     --------------------------------
                                                                      Average                              Average
                                                 Average               Yield/        Average                Yield/
                                                 Balance    Interest    Rate         Balance     Interest    Rate
                                                ---------  ---------  --------     -----------  ---------  --------
                                                                     (Dollars in thousands)
ASSETS
   Federal funds sold.........................  $   3,628  $      21   2.38%       $    18,722  $      43   0.91%
   Investment securities - taxable............     61,854        394   2.58             83,198        529   2.56
   Investment securities - non-taxable (1)....      1,873         33   7.05             11,129        191   6.90
   Mortgage loans held for sale...............     39,072        526   5.46             24,302        305   5.05
   Loans, net of unearned discount and fees...    516,990      8,191   6.43            431,175      6,540   6.10
                                                ---------  ---------               -----------  ---------

     Total earning assets.....................    623,417      9,165   5.96            568,526      7,608   5.38
                                                ---------  ---------               -----------  ---------

   Cash and due from banks - non-interest
     bearing..................................     20,442                               20,064
   Allowance for possible loan losses.........     (7,285)                              (7,068)
   Premises and equipment, net................     19,854                               18,925
   Other assets...............................     18,197                               20,574
                                                ---------                          -----------

     Total assets.............................  $ 674,625                          $   621,022
                                                =========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits-interest bearing:
   Interest-bearing demand accounts...........  $  25,920  $      33   0.52%       $    24,244  $      29   0.48%
   Savings and money market deposits..........    186,098        897   1.95            168,663        649   1.55
   Time deposits..............................    222,498      2,064   3.76            198,853      1,682   3.40
                                                ---------  ---------               -----------  ---------

     Total interest-bearing deposits..........    434,516      2,994   2.79            391,761      2,360   2.42
                                                ---------  ---------               -----------  ---------

   Short-term borrowings......................     24,897        108   1.76             24,349         30   0.49
   Long-term debt.............................     79,387      1,057   5.40             86,811      1,000   4.63
                                                ---------  ---------               -----------  ---------

     Total interest-bearing liabilities ......    538,800      4,159   3.13            502,921      3,390   2.71
                                                ---------  ---------               -----------  ---------

   Non-interest bearing deposits..............     87,509                               72,816
   Other liabilities .........................      6,401                                4,032
   Stockholders' equity.......................     41,915                               41,252
                                                ---------                          -----------

     Total liabilities and stockholders'
      equity..................................  $ 674,625                          $   621,022
                                                =========                          ===========

   Net interest income/spread.................             $   5,006   2.83%                    $   4,218   2.67%
                                                           =========   ====                     =========   ====

   Net interest margin........................                         3.26%                                2.98%
                                                                       ====                                 ====

---------------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending March 31, 2005 and 2004, the tax equivalency adjustment amounted to $11,000 and $65,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          2005 COMPARED TO 2004
                                                                     ------------------------------
                                                                      CHANGE     CHANGE
                                                                      DUE TO     DUE TO     TOTAL
                                                                       RATE      VOLUME     CHANGE
                                                                     --------   --------   --------
                                                                         (Dollars in thousands)
Federal funds sold................................................   $     67   $    (89)  $    (22)
Investment securities - taxable...................................          5       (140)      (135)
Investment securities - non-taxable (1)...........................          4       (162)      (158)
Mortgage loans held for sale......................................         25        196        221
Loans, net of unearned discount ..................................        334      1,317      1,651
                                                                     --------   --------   --------
           Total interest income..................................        435      1,122      1,557
                                                                     --------   --------   --------
Interest-bearing demand accounts..................................          2          2          4
Savings and money market deposits.................................        165         83        248
Time deposits.....................................................        171        211        382
Short-term borrowings.............................................         76          2         78
Long-term debt....................................................        158       (101)        57
                                                                     --------   --------   --------
           Total interest expense.................................        572        197        769
                                                                     --------   --------   --------
Net interest income...............................................   $   (137)  $    925   $    788
                                                                     ========   ========   ========

---------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the first quarter of 2005 was $155,000, compared to $350,000 for the same period of 2004. As discussed further in the Financial Condition section, the decrease in the provision for loan losses recorded in the three-month period ended March 31, 2005 compared to the same period in the prior year was the result of improvements in the overall credit exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                  2005        2004
                                                --------    --------
                                                   (In thousands)
Loans held for sale fee income ..............   $  2,041    $  2,496
NSF charges and service fees ................        255         330
Other service charges .......................        239         235
Net realized gain on investment securities...          -         215
Other income ................................        272         136
                                                --------    --------
      Total non-interest income .............   $  2,807    $  3,412
                                                ========    ========

      Non-interest income decreased $605,000 or 17.74%, to $2.8 million during the three-month period ended March 31, 2005, from $3.4 million during the three-month period ended March 31, 2004. This decrease is primarily attributable to a decrease in loans held for sale fee income of $455,000 or 18.23%. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates. During the first quarter of 2004 we realized $215,000 of gains on available-for-sale securities. We took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio and also provide a funding source for loan growth by selling some of our longer-term bonds.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   NON-INTEREST EXPENSE

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                    --------------------
                                      2005        2004
                                    --------    --------
                                       (In thousands)
Salaries and employee benefits ..   $  3,947    $  3,898
Occupancy .......................        820         767
FDIC and other insurance expense.         70          61
General and administrative ......      1,524       1,436
                                    --------    --------
      Total non-interest expense.   $  6,361    $  6,162
                                    ========    ========

      Non-interest expense increased $199,000, or 3.22%, to $6.4 million during the three-month period ended March 31, 2005, from $6.2 million in the prior year period. This increase is primarily attributable to an increase in general and administrative expenses, specifically mortgage promotional expenses, incurred by the Company in its efforts to broaden the sources for potential mortgage customers. Occupancy expense increased primarily due to the incremental costs associated with the operation of our Leawood Banking Center which opened during the second quarter of 2004.

FINANCIAL CONDITION

      Total assets for the Company at March 31, 2005, were $684.6 million, an increase of $11.9 million, or 1.77%, compared to $672.7 million at December 31, 2004. Deposits and stockholders' equity at March 31, 2005, were $533.3 million and $42.2 million, respectively, compared with $522.6 million and $41.4 million, respectively, at December 31, 2004, increases of $10.7 million or 2.04%, and $795,000 or 1.92%, respectively.

      Loans at March 31, 2005 totaled $521.0 million, reflecting an increase of $13.8 million, or 2.71%, compared to December 31, 2004. The loan to deposit ratio at March 31, 2005 was 97.68% compared to 97.03% at December 31, 2004.

      Available-for-sale securities at March 31, 2005 totaled $60.6 million, reflecting a decrease of $5.8 million or 8.73% compared to December 31, 2004. This decrease was the result of maturities and calls of securities with the proceeds used to fund the growth in our loan portfolio.

      Mortgage loans held for sale at March 31, 2005 totaled $44.7 million, an increase of $601,000, or 1.36%, compared to December 31, 2004. The Company's principal funding source for mortgage loans held for sale is short and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2005, approximately $69,813,000 was available.

      Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                     AS OF
                                                    --------------------------------------
                                                    MARCH 31,    MARCH 31,    DECEMBER 31,
                                                      2005         2004           2004
                                                    ---------    ---------    ------------
                                                             (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
    Past due 90 days or more                        $    870     $    317       $  2,008
    Nonaccrual                                           446          359            543
COMMERCIAL REAL ESTATE LOANS:
    Past due 90 days or more                             175           --             --
    Nonaccrual                                            --           --            158
CONSTRUCTION LOANS:
    Past due 90 days or more                           3,188           --             --
    Nonaccrual                                            --           --             --
LEASE FINANCING:
    Past due 90 days or more                              33           --              1
    Nonaccrual                                            78          245             80
RESIDENTIAL REAL ESTATE LOANS:
    Past due 90 days or more                             153          146            153
    Nonaccrual                                           185        1,391          1,315
CONSUMER LOANS:
    Past due 90 days or more                              12           13             17
    Nonaccrual                                            --           --             --
HOME EQUITY LOANS:
    Past due 90 days or more                              --           --             --
    Nonaccrual                                            75        1,068             75
DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER
  REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
    Past due 90 days or more                              --           --             --
    Nonaccrual                                            --           --             --
                                                    --------     --------       --------
       Total non-performing loans                      5,215        3,539          4,350
                                                    --------     --------       --------
FORECLOSED ASSETS HELD FOR SALE                         2650           12          2,645
                                                    --------     --------       --------
       Total non-performing assets                  $  7,865     $  3,551       $  6,995
                                                    ========     ========       ========

Total nonperforming loans to total loans                0.97%        0.78%          0.86%
Total nonperforming loans to total assets               0.73%        0.57%          0.65%
Allowance for loan losses to nonperforming loans      145.90%      209.96%        168.60%
Nonperforming assets to loans and foreclosed
   assets held for sale                                 1.47%        0.79%          1.37%

As of March 31, 2005, non-performing loans equaled 0.97% of total loans, representing an increase in non-performing loans from December 31, 2004. The balance of Construction loans at March 31, 2005 and Commercial and all other loans at December 31, 2004, respectively, includes $2.8 million and $1.7 million which related to loans, to unrelated borrowers, in the process of renegotiation as of those dates. Although total nonperforming loans at March 31, 2005 increased compared to December 31, 2004, the overall credit exposure in the Company's total loan portfolio continued to improve. Consequently, management lowered the general reserve factors based upon an assessment of the Company's historical charge-off experience for certain loan categories as well as improvements in the ability of the Company's loan review process to identify credit quality deterioration on a timely basis. As such, the Company recorded a lower provision for loan losses during the three month period ending March 31, 2005 compared to the three month period ending March 31, 2004. The level of loans charged-off decreased during the first quarter of 2005. Consequently, the Company experienced an annualized ratio of net charge-offs to average loans of 0.12% for the quarter ending

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   March 31, 2005 compared to a ratio of net charge-offs to average loans of 0.36% for the year ending December 31, 2004. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of March 31, 2005, our ratio of allowance for loan losses to non-performing loans was 145.90%.

   The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                         AS OF AND FOR THE
                                            ------------------------------------------
                                            THREE MONTHS   THREE MONTHS
                                                ENDED         ENDED        YEAR ENDED
                                              MARCH 31,     MARCH 31,     DECEMBER 31,
                                                2005           2004           2004
                                            ------------   ------------   ------------
                                                      (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD               $    7,333     $    7,051      $   7,051

LOANS CHARGED OFF
    Commercial loans                                197             13          1,665
    Commercial real estate loans                     --             --             --
    Construction loans                               --             --             --
    Lease financing                                  --             50            220
    Residential real estate loans                    --             --             18
    Consumer loans                                   28             37             80
    Home equity loans                                --             --             --
                                             ----------     ----------     ----------
        Total loans charged-off                     225            100          1,983
                                             ----------     ----------     ----------

RECOVERIES
    Commercial loans                                  4              9             41
    Commercial real estate loans                     --              7              7
    Construction loans                               --             --             --
    Lease financing                                  58             60            166
    Residential real estate loans                    --             48             48
    Consumer loans                                   12              6             38
    Home equity loans                                --             --             --
                                             ----------     ----------     ----------
        Total recoveries                             74            130            300
                                             ----------     ----------     ----------

NET LOANS CHARGED OFF (RECOVERED)                   151            (30)         1,683

PROVISION FOR LOAN LOSSES                           155            350          1,965
                                             ----------     ----------     ----------

BALANCE AT END OF PERIOD                     $    7,337     $    7,431     $    7,333
                                             ==========     ==========     ==========

LOANS OUTSTANDING
    Average                                  $  516,990     $  431,175     $  463,833
    End of period                               520,953        451,708        507,170

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
  LOANS OUTSTANDING
   Average                                    1.42%     1.72%     1.58%
    End of period                             1.41%     1.65%     1.45%

RATIO OF NET CHARGE-OFFS (RECOVERIES) TO
    Average loans                             0.12%    (0.03%)    0.36%
    End of period loans                       0.12%    (0.03%)    0.33%

   The allowance for loan losses as a percent of total loans decreased slightly to 1.41% as of March 31, 2005, compared to 1.45% as of December 31, 2004.

   Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 77.16% and 81.56% of our total deposits at March 31, 2005, and December 31, 2004, respectively. The change in the percentage of core deposits to total deposits during the first quarter of 2005 was the resulted of the Company raising $23.0 million of additional funding through the brokered deposit market. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

   Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

   At March 31, 2005, our total stockholders' equity was $42.2 million and our equity to asset ratio was 6.16%. At March 31, 2005, our Tier 1 capital ratio was 8.94% compared to 9.00% at December 31, 2004, while our total risk-based capital ratio was 10.97% compared to 11.15% at December 31, 2004. As of March 31, 2005, we had capital in excess of the requirements for a "well-capitalized" institution.

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

   We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2005 based on the indicated instantaneous and permanent changes in interest rates.

                               NET INTEREST       NET ECONOMIC
                                  INCOME            VALUE OF
CHANGES IN INTEREST RATES    (NEXT 12 MONTHS)    EQUITY AT RISK
-------------------------    ----------------    --------------
300 basis point rise              30.73%              3.05%
200 basis point rise              19.99%              2.06%
100 basis point rise              10.22%              1.14%
Base Rate Scenario                    -                  -
50 basis point decline            (4.95%)            (2.50%)
100 basis point decline           (9.34%)            (1.98%)
200 basis point decline          (22.33%)            (3.42%)

   The above table indicates that, at March 31, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   The above table also indicates that, at March 31, 2005, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 50, 100 or 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

ITEM 4. CONTROLS AND PROCEDURES

   In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, as of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on 10-Q.

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

                                   BLUE VALLEY BAN CORP

Date: May 12, 2005                 By: /s/ Robert D. Regnier
                                       ----------------------------------------
                                       Robert D. Regnier, President and
                                       Chief Executive Officer

Date: May 12, 2005                 By: /s/ Mark A. Fortino
                                       ----------------------------------------
                                       Mark A. Fortino, Chief Financial Officer