Form 10-Q
period 2005-06-30
BLUE VALLEY BAN CORP
filed 2005-08-12
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from __________________ to __________________

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP
             (Exact name of registrant as specified in its charter)

                      KANSAS                                    48-1070996
  State or other jurisdiction of incorporation               (I.R.S. Employer
                 or organization)                          Identification No.)

                 11935 RILEY                                 66225-6128
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

      As of June 30, 2005 the registrant had 2,346,371 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP

                                      INDEX

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.............................      3

        Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004.......      4

        Consolidated Statements of Income (unaudited) -
           three months and six months ended June 30, 2005 and 2004.........................      6

        Consolidated Statements of Stockholders' Equity (unaudited) -
           six months ended June 30, 2005 and 2004..........................................      7

        Consolidated Statements of Cash Flows (unaudited) -
           six months ended June 30, 2005 and 2004..........................................      8

        Notes to Consolidated Financial Statements (unaudited) -
           six months ended June 30, 2005 and 2004..........................................      9

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................................     14

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................     24

    ITEM 4. CONTROLS AND PROCEDURES.........................................................     26

PART II.  OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS...............................................................     27

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....................     27

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................     27

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................     27

    ITEM 5. OTHER INFORMATION...............................................................     27

    ITEM 6. EXHIBITS........................................................................     28

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of June 30, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

                                                           /s/ BKD, LLP

Kansas City, Missouri
August 3, 2005

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                    (dollars in thousands, except share data)

ASSETS

                                                             JUNE 30,      DECEMBER 31,
                                                               2005            2004
                                                             --------      ------------
                                                            (Unaudited)
Cash and due from banks                                     $   19,793      $   19,994
Federal funds sold                                              14,500           2,500
                                                            ----------      ----------
         Cash and cash equivalents                              34,293          22,494

Available-for-sale securities                                   76,498          66,350
Mortgage loans held for sale                                    39,877          44,144

Loans, net of allowance for loan losses of $6,893
   and $7,333 in 2005 and 2004, respectively                   505,243         499,837

Premises and equipment, net                                     19,249          19,988
Foreclosed assets held for sale, net                                83           2,645
Interest receivable                                              2,719           2,375
Deferred income taxes                                            2,440           2,383
Prepaid expenses and other assets                                4,360           3,538
Federal Home Loan Bank stock, Federal Reserve Bank stock
   and other securities                                          8,196           7,987
Core deposit intangible asset, at amortized cost                   900             976
                                                            ----------      ----------
         Total assets                                       $  693,858      $  672,717
                                                            ==========      ==========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           JUNE 30,        DECEMBER 31,
                                                             2005              2004
                                                          ----------       ------------
                                                          (Unaudited)
LIABILITIES
    Deposits
        Demand                                            $   94,824        $   84,764
        Savings, NOW and money market                        203,915           220,104
        Time                                                 238,524           217,778
                                                          ----------        ----------
             Total deposits                                  537,263           522,646

    Other interest-bearing liabilities                        25,749            22,381
    Long-term debt                                            79,641            80,088
    Interest payable and other liabilities                     7,862             6,218
                                                          ----------        ----------
             Total liabilities                               650,515           631,333
                                                          ----------        ----------

STOCKHOLDERS' EQUITY
    Capital stock
        Common stock, par value $1 per share;
        authorized 15,000,000 shares; issued
          and outstanding 2005 - 2,346,371
          shares; 2004 - 2,327,086 shares                      2,346             2,327
    Additional paid-in capital                                 8,330             8,099
    Retained earnings                                         33,408            31,809
    Unearned compensation                                       (454)             (594)
    Accumulated other comprehensive income
        Unrealized depreciation on
          available-for-sale securities,
          net of income tax credits of
          $(191) in 2005 and $(171) in 2004                    (287)             (257)
                                                          ----------        ----------
             Total stockholders' equity                       43,343            41,384
                                                          ----------        ----------
             Total liabilities and stockholders'
               equity                                     $  693,858        $  672,717
                                                          ==========        ==========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                          2005           2004             2005            2004
                                                                      -----------     -----------      -----------     -----------
                                                                      (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                        $     9,104     $     6,869      $    17,821     $    13,714
    Federal funds sold                                                        159              49              181              92
    Available-for-sale securities                                             448             526              863           1,181
                                                                      -----------     -----------      -----------     -----------
             Total interest income                                          9,711           7,444           18,865          14,987
                                                                      -----------     -----------      -----------     -----------

INTEREST EXPENSE
    Interest-bearing demand deposits                                           23              43               56              72
    Savings and money market deposit accounts                                 982             714            1,879           1,363
    Other time deposits                                                     2,284           1,629            4,349           3,310
    Federal funds purchased and other interest-bearing liabilities            126              35              217              65
    Short-term debt                                                             -               -               17               -
    Long-term debt                                                          1,074             987            2,131           1,987
                                                                      -----------     -----------      -----------     -----------
             Total interest expense                                         4,489           3,408            8,649           6,797
                                                                      -----------     -----------      -----------     -----------

NET INTEREST INCOME                                                         5,222           4,036           10,216           8,190

PROVISION FOR LOAN LOSSES                                                       -             300              155             650
                                                                      -----------     -----------      -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         5,222           3,736           10,061           7,540
                                                                      -----------     -----------      -----------     -----------

NONINTEREST INCOME
    Loans held for sale fee income                                          1,858           3,390            3,899           5,886
    Service fees                                                              557             649            1,051           1,214
    Realized gain (loss) on available-for-sale securities                       -             (82)               -             133
    Other income                                                              254             146              526             282
                                                                      -----------     -----------      -----------     -----------
             Total noninterest income                                       2,669           4,103            5,476           7,515
                                                                      -----------     -----------      -----------     -----------

NONINTEREST EXPENSE
    Salaries and employee benefits                                          4,095           4,505            8,042           8,404
    Net occupancy expense                                                     809             833            1,629           1,600
    Other operating expense                                                 1,690           1,573            3,284           3,070
                                                                      -----------     -----------      -----------     -----------
             Total noninterest expense                                      6,594           6,911           12,955          13,074
                                                                      -----------     -----------      -----------     -----------

INCOME BEFORE INCOME TAXES                                                  1,297             928            2,582           1,981

PROVISION FOR INCOME TAXES                                                    494             247              983             590
                                                                      -----------     -----------      -----------     -----------

NET INCOME                                                            $       803     $       681      $     1,599     $     1,391
                                                                      ===========     ===========      ===========     ===========

BASIC EARNINGS PER SHARE                                              $      0.34     $      0.30      $      0.68     $      0.61
                                                                      ===========     ===========      ===========     ===========
DILUTED EARNINGS PER SHARE                                            $      0.34     $      0.29      $      0.67     $      0.59
                                                                      ===========     ===========      ===========     ===========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                                                                    ACCUMULATED
                                                              ADDITIONAL                               OTHER
                                  COMPREHENSIVE    COMMON      PAID-IN    RETAINED    UNEARNED     COMPREHENSIVE
                                     INCOME         STOCK      CAPITAL    EARNINGS  COMPENSATION       INCOME       TOTAL
                                  -------------   ---------   ----------  --------  ------------   -------------   --------
BALANCE, DECEMBER 31, 2003                        $   2,279   $    7,404  $ 30,344  $       (399)  $         570   $ 40,198

   Issuance of 26,950 shares of
      common stock                                       27          341        --            --              --        368
   Net income                     $       1,391          --           --     1,391            --              --      1,391
   Restricted stock earned                               --           --        --            70              --         70
   Change in unrealized appre-
      ciation on available-for-
      sale securities, net of
      income tax credit of $(426)          (639)         --           --        --            --            (639)      (639)
                                  -------------   ---------   ----------  --------  ------------   -------------   --------
                                  $         752
                                  =============
BALANCE, JUNE 30, 2004                            $   2,306   $    7,745  $ 31,735  $       (329)  $         (69)  $ 41,388
                                                  =========   ==========  ========  ============   =============   ========
BALANCE, DECEMBER 31, 2004                        $   2,327   $    8,099  $ 31,809  $       (594)  $        (257)  $ 41,384
                                                  ---------   ----------  --------  ------------   -------------   --------
   Issuance of 19,285 shares of
      common stock                                       19          231        --            --              --        250
   Net income                     $       1,599          --           --     1,599            --              --      1,599
   Restricted stock earned                               --           --        --           140              --        140
   Change in unrealized appre-
      ciation on available-for-
      sale securities, net of
      income tax credit of $(20)            (30)         --           --        --            --             (30)       (30)
                                  -------------   ---------   ----------  --------  ------------   -------------   --------
                                  $       1,569
                                  =============
BALANCE, JUNE 30, 2005                            $   2,346   $    8,330  $ 33,408  $       (454)  $        (287)  $ 43,343
                                                  =========   ==========  ========  ============   =============   ========

                                                                                    JUNE 30, 2005     JUNE 30, 2004
                                                                                    -------------     -------------
RECLASSIFICATION DISCLOSURE
 Unrealized depreciation on available-for-sale securities, net of income taxes credits of $(20) and $(373) for the periods ended June 30, 2005 and
    2004, respectively                                                              $         (30)    $       (559)
 Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0 and $53 for the periods ended June 30, 2005
    and 2004, respectively                                                                      -               80
                                                                                    -------------     ------------
 Change in unrealized depreciation on available-for-sale securities, net of income tax credits of $(20) and $(426) for the periods ended June 30,
    2005 and 2004, respectively                                                     $         (30)    $       (639)
                                                                                    =============     ============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                                              JUNE 30, 2005      JUNE 30, 2004
                                                                              -------------      -------------
                                                                               (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $       1,599      $       1,391
    Adjustments to reconcile net income to net cash flow from
    operating activities:
        Depreciation and amortization                                                   947                882
        Amortization (accretion) of premiums and discounts on securities                (17)               (10)
        Provision for loan losses                                                       155                650
        Deferred income taxes                                                           (37)                 -
        Net realized gain on available-for-sale securities                                -               (133)
        Net loss on sale of foreclosed assets                                             8                 62
        Net loss (gain) on sale of premises and equipment                                (2)                 5
        Restricted stock earned                                                         140                 70
        Originations of loans held for sale                                        (338,827)          (499,863)
        Proceeds from the sale of loans held for sale                               343,094            490,771
    Changes in
        Interest receivable                                                            (344)                23
        Prepaid expenses and other assets                                              (994)              (401)
        Interest payable and other liabilities                                        1,687              1,031
                                                                              -------------      -------------
             Net cash provided by (used in) operating activities                      7,409             (5,522)
                                                                              -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                       (12,003)           (34,930)
    Proceeds from sales of loan participations                                        6,400              3,053
    Purchase of premises and equipment                                                 (360)            (2,527)
    Proceeds from the sale of premises and equipment                                    402                  -
    Proceeds from the sale of foreclosed assets                                       2,596                364
    Proceeds from sales of available-for-sale securities                                  -              6,210
    Proceeds from maturities of available-for-sale securities                         5,815             37,047
    Purchases of available-for-sale securities                                      (15,996)           (21,977)
    Proceeds from the sale or maturities of Federal Home Loan Bank stock,
       Federal Reserve Bank stock, and other securities                                   -                 95
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
       stock, and other securities                                                     (209)              (117)
                                                                              -------------      -------------
             Net cash used in investing activities                                  (13,355)           (12,782)
                                                                              -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in demand deposits, money market,
       NOW and savings accounts                                                      (6,129)            27,339
    Net increase (decrease) in time deposits                                         20,746            (18,843)
    Repayments of long-term debt                                                     (4,878)            (1,494)
    Proceeds from long-term debt                                                      4,388                  -
    Proceeds from sale of common stock                                                  250                368
    Net increase in other borrowings                                                  3,368              1,057
                                                                              -------------      -------------
             Net cash provided by financing activities                               17,745              8,427
                                                                              -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     11,799             (9,877)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       22,494             50,717
                                                                              -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $      34,293      $      40,840
                                                                              =============      =============

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2005, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended June 30, 2005 and 2004, and are of a normal recurring nature.

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

      The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the period ended June 30, 2005, the Company issued no stock options; consequently, reported and pro forma net income were identical.

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

      The computation of per share earnings for the three and six-months ended June 30, 2005 and 2004 is as follows:

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                               2005           2004             2005            2004
                                                          -------------   -------------    ------------   ---------------
                                                           (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                                          (amounts in thousands, except    (amounts in thousands, except
                                                           share and per share data)          share and per share data)
Net income, as reported                                   $         803   $         681    $      1,599   $         1,391
Add: Total stock-based employee compensation
  recognized in net income, net of income taxes of
  $25 and $49 for the three- and six-month
  periods ended June 30, 2005, respectively, and
  $13 and $26 for the three- and six-month
  periods ended June 30, 2004, respectively                          37              20              74                39
Less: Total stock-based compensation cost
  determined under the fair value based method,
  net of income tax credit of $(25) and $(49) for
  the three- and six-month periods ended June 30,
  2005, respectively and of $(13) and $(26) for the
  three- and six-month periods ended June 30,
  2004, respectively                                                (37)            (20)            (74)              (39)
                                                          -------------   -------------    ------------   ---------------
            Pro forma net income                          $         803   $         681    $      1,599   $         1,391
                                                          =============   =============    ============   ===============
Average common shares outstanding                             2,340,014       2,300,818       2,335,804         2,292,697
Average common share stock options outstanding                   42,629          55,211          41,255            61,580
                                                          -------------   -------------    ------------   ---------------
Average diluted common shares                                 2,382,643       2,356,029       2,377,059         2,354,277
                                                          =============   =============    ============   ===============
Basic earnings per share                                  $        0.34   $        0.30    $       0.68   $          0.61
                                                          =============   =============    ============   ===============
Diluted earnings per share                                $        0.34   $        0.29    $       0.67   $          0.59
                                                          =============   =============    ============   ===============

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 3: LONG-TERM DEBT

      Long-term debt at June 30, 2005 and December 31, 2004, consisted of the following components:

                                                        JUNE 30,      DECEMBER 31,
                                                          2005            2004
                                                       -----------    ------------
                                                       (Unaudited)
                                                              (in thousands)
Note Payable - Blue Valley Ban Corp (A)                 $   4,281      $    4,500
Note Payable - Blue Valley Building Corp. (B)               7,272           7,500
Federal Home Loan Bank advances (C)                        48,500          48,500
Subordinated Debentures - BVBC Capital Trust I (D)         11,856          11,856
Subordinated Debentures - BVBC Capital Trust II (E)         7,732           7,732
                                                        ---------      ----------

Total long-term debt                                    $  79,641      $   80,088
                                                        =========      ==========

      (A) Due in 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 4).

      (B) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

      (C) Due in 2008, 2009, 2010, 2011 and 2013; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2005, approximately $34,412,000 was available.

      (D) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2005, in whole or in part, at their face value plus accrued interest. (See Note 7)

      (E) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2030. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

Aggregate annual maturities of long-term debt at June 30, 2005 are as follows:

                                               (in thousands)
July 1 to December 31, 2005                       $     495
    2006                                              1,085
    2007                                              1,111
    2008                                             11,138
    2009                                              7,167
    Thereafter                                       58,645
                                                  ---------

                                                  $  79,641
                                                  =========

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

      Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through June 30, 2005. Under the cash flow hedging method, the effective portion of the gain or loss related to the derivative, if any, is recognized as a component of other comprehensive income. The ineffective portion, if any, is recognized in current earnings.

NOTE 5: LEGAL PROCEEDINGS

      On October 13th, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by one current mortgage loan originator and twenty three former mortgage loan originators. The plaintiffs are claiming that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. While the plaintiffs' claims total $5.6 million, we believe the Company has meritorious defenses to the claims made and we intend to vigorously defend against these claims. In fourth quarter of 2004, the Company recorded a $550,000 liability for the estimated potential cost of this litigation. We currently do not anticipate any significant additional financial impact from this litigation. Other than this claim, there are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

NOTE 6: NEW ACCOUNTING STANDARDS

      In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. SFAS 123 (revised 2004) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS 123 (revised 2004) will be effective for the Company beginning January 1, 2006. The Company does not believe that the adoption of SFAS 123 (revised 2004) will have a material impact on the consolidated financial statements.

NOTE 7: SUBSEQUENT EVENTS

      On July 29, 2005, the Company completed the private placement of $11.5 million in trust preferred securities through a newly formed and wholly-owned trust subsidiary, BVBC Capital Trust III. The proceeds of the debt securities issued by the trust will be used on September 30, 2005 to redeem, in whole, the Company's Junior Subordinated Debentures issued by BVBC Capital Trust I on July 21, 2000.

      The $11.5 million in trust preferred securities bears interest at a variable rate which will reset quarterly at the three-month LIBOR rate plus 1.60%. Interest on the trust preferred securities is payable quarterly in arrears, but may be deferred from time to time at the election of the Company for up to 20 consecutive quarters. The trust preferred securities mature on September 30, 2035, but are redeemable by the Company at par commencing on September 30, 2010.

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

   RESULTS OF OPERATIONS

      Three months ended June 30, 2005 and 2004. Net income for the quarter ended June 30, 2005, was $803,000, compared to net income of $681,000 for the quarter ended June 30, 2004, representing an increase of $122,000, or 17.91%. Diluted earnings per share increased 17.24% to $0.34 during the second quarter of 2005 from $0.29 in the same period of 2004. The Company's annualized returns on average assets and average stockholders' equity for the three-month period ended June 30, 2005 were 0.46% and 7.53%, compared to 0.43% and 6.64%, respectively, for the same period in 2004, increases of 6.97% and 13.40%, respectively.

      The principal contributing factor to our increase in net income in the current year second quarter from the prior year was an increase in net interest income resulting from a higher level of average

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      earning assets and higher yields on those assets. However, the increase in net interest income was partially offset by lower noninterest income, primarily mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

      Six months ended June 30, 2005 and 2004. Net income for the six months ended June 30, 2005 was $1.6 million, compared to net income of $1.4 million for the six-month period ended June 30, 2004, representing an increase of $208,000, or 14.95%. Diluted earnings per share increased 13.55% to $0.67 during the six months ended June 30, 2005 from $0.59 in the same period of 2004. The Company's annualized returns on average assets and average stockholders' equity for the six-month period ended June 30, 2005 were 0.47% and 7.61%, compared to 0.45% and 6.85%, respectively, for the same period in 2004, increases of 4.44% and 11.09%, respectively.

      The principal contributing factor to our increase in net income from the six months ended June 30, 2004 to the current year was an increase in net interest income resulting from a higher level of average earning assets and higher yields on those assets. However, the increase in net interest income was partially offset by lower noninterest income, primarily mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

      Our effective tax rate for the period ending June 30, 2005 is higher compared to the rate for the period ending June 30, 2004 because of tax reserves utilized during 2004.

   NET INTEREST INCOME

      Fully tax equivalent (FTE) net interest income for the three-month period ended June 30, 2005 was $5.2 million, an increase of $1.1 million or 27.58%, from $4.1 million for the three-month period ended June 30, 2004.

      FTE interest income for the current year second quarter was $9.7 million, an increase of $2.2 million, or 29.46%, from $7.5 million in the prior year second quarter. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 95 basis points to 6.09% in the second quarter of 2005 compared to 5.14% in the prior year second quarter. The 95 basis point increase in yield resulted primarily from increases in market interest rates beginning in the second half of 2004. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. Average earning asset volume increased from the second quarter of 2004 to the current period by $54.1 million, or 9.23%.

      Interest expense for the current year second quarter was $4.5 million, an increase of $1.1 million, or 31.71%, from $3.4 million in the prior year second quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from promotional rates offered on our time deposits as well as the impact of rising market interest rates on our savings and money market deposits and short- and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 58 basis points to 3.25% during the three month period ending June 30, 2005 compared to 2.67% during the same period in 2004. In addition, average interest-bearing liabilities increased $42.4 million or 8.28% to $553.7 million during the second quarter of 2005 compared to $511.4 million during the prior year period. This increase was primarily the result of higher interest-bearing deposit average balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FTE net interest income for the six-month period ended June 30, 2005 was $10.2 million, an increase of $1.9 million or 23.04%, from $8.3 million for the six-month period ended June 30, 2004.

      FTE interest income for the six months ended June 30, 2005 was $18.9 million, an increase of $3.8 million, or 24.93%, from $15.1 million for the six months ended June 30, 2004. This increase was primarily a result of an overall increase in average earning assets, particularly loans. Average earning asset volume increased from the period ending June 30, 2004 to the current period by $54.6 million, or 9.44%. In addition, the overall yield on average earning assets increased by 78 basis points to 6.03% for the period ending June 30, 2005 compared to 5.25% for the prior year period. The 78 basis point increase in yield resulted primarily from increases in market interest rates beginning in the second half of 2004.

      Interest expense for the six-month period ended June 30, 2005 was $8.6 million, an increase of $1.9 million, or 27.24%, from $6.8 million in the same period of the prior year. The increase is attributable to an increase in average interest-bearing liabilities and rates paid thereon. Average interest-bearing liabilities increased by $38.8 million, or 7.65% from the prior year period. The rates paid on average interest-bearing liabilities during the first six months of 2005 increased compared to the same period in 2004 due to an overall increase in market interest rates and promotional rates offered on our time deposits. The rate paid on total average interest-bearing liabilities increased 50 basis points to 3.19% during the six-month period ended June 30, 2005 compared to 2.69% during the same period in 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                             SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------------------------------------
                                                                      2005                            2004
                                                         -----------------------------   ------------------------------
                                                                               AVERAGE                          AVERAGE
                                                          AVERAGE              YIELD/     AVERAGE               YIELD/
                                                          BALANCE   INTEREST    RATE      BALANCE    INTEREST    RATE
                                                         ---------  --------   -------   ---------   --------   -------
ASSETS
  Federal funds sold .................................   $  12,928  $    181     2.82%   $  20,865   $     92    0.88%
  Investment securities - taxable ....................      62,928       823     2.64       72,093        931    2.59
  Investment securities - non-taxable (1) ............       1,728        60     6.96       10,978        379    6.92
  Mortgage loans held for sale .......................      37,116       980     5.33       31,554        786    5.00
  Loans, net of unearned discount and fees ...........     517,201    16,841     6.57      441,858     12,928    5.87
                                                         ---------  --------             ---------   --------
     Total earning assets ............................     631,901    18,885     6.03      577,348     15,116    5.25
                                                         ---------  --------             ---------   --------
  Cash and due from banks - non-interest bearing .....      22,112                          20,673
  Allowance for possible loan losses .................      (7,257)                         (7,339)
  Premises and equipment, net ........................      19,683                          19,213
  Other assets .......................................      17,780                          18,015
                                                         ---------                       ---------
     Total assets ....................................   $ 684,219                       $ 627,910
                                                         =========                       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits-interest bearing:

  Interest-bearing demand accounts ...................   $  26,335  $     56     0.43%   $  27,193   $     72    0.53%
  Savings and money market deposits ..................     184,502     1,879     2.05      176,088      1,363    1.55
  Time deposits ......................................     230,818     4,349     3.80      191,934      3,310    3.46
                                                         ---------  --------             ---------   --------
     Total interest-bearing deposits .................     441,655     6,284     2.87      395,215      4,745    2.41
                                                         ---------  --------             ---------   --------
  Short-term borrowings ..............................      25,258       235     1.87       25,460         65    0.51
  Long-term debt .....................................      79,307     2,130     5.42       86,713      1,987    4.59
                                                         ---------  --------             ---------   --------
     Total interest-bearing liabilities ..............     546,220     8,649     3.19      507,388      6,797    2.69
                                                         ---------  --------             ---------   --------
  Non-interest bearing deposits ......................      88,775                          75,003
  Other liabilities ..................................       6,836                           4,701
  Stockholders' equity ...............................      42,388                          40,818
                                                         ---------                       ---------
     Total liabilities and stockholders' equity ......   $ 684,219                       $ 627,910
                                                         =========                       =========
  Net interest income/spread .........................              $ 10,236     2.84%               $  8,319    2.56%
                                                                    ========    =====                ========    ====
  Net interest margin ................................                           3.27%                           2.89%

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                   2005 COMPARED TO 2004
                                                              --------------------------------
                                                               CHANGE      CHANGE
                                                               DUE TO      DUE TO      TOTAL
                                                                RATE        VOLUME     CHANGE
                                                              --------    ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Federal funds sold .......................................    $    200    $   (111)   $    89
Investment securities - taxable ..........................          13        (121)      (108)
Investment securities - non-taxable (1) ..................           -        (319)      (319)
Mortgage loans held for sale .............................          47         147        194
Loans, net of unearned discount and fees .................       1,459       2,454      3,913
                                                              --------    --------    -------
       Total interest income .............................       1,719       2,050      3,769
                                                              --------    --------    -------
Interest-bearing demand accounts .........................         (13)         (3)       (16)
Savings and money market deposits ........................         430          86        516
Time deposits ............................................         305         734      1,039
Short-term borrowings ....................................         172          (3)       169
Long-term debt ...........................................         342        (198)       144
                                                              --------    --------    -------
       Total interest expense ............................       1,236         616      1,852
                                                              --------    --------    -------
Net interest income ......................................    $    483    $  1,434    $ 1,917
                                                              ========    ========    =======

-------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the second quarter of 2005 was $0, compared to $300,000 for the same period of 2004. For the six-months ended June 30, 2005 and 2004, the provision was $155,000 and $650,000, respectively. As discussed further in the Financial Condition section, the decrease in the provision for loan losses recorded in the three- and six-month periods ended June 30, 2005 compared to the same periods in the prior year was the result of improvements in the overall credit exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                          --------------------    ------------------
                                                            2005        2004        2005      2004
                                                          ---------   --------    -------   --------
                                                                         (IN THOUSANDS)
Loans held for sale fee income .........................  $   1,858   $  3,390    $ 3,899   $  5,886
NSF charges and service fees ...........................        302        341        557        671
Other service charges ..................................        255        308        494        543
Realized (loss) gain on investment securities ..........          -        (82)         -        133
Other income ...........................................        254        146        526        282
                                                          ---------   --------    -------   --------
       Total non-interest income .......................  $   2,669   $  4,103    $ 5,476   $  7,515
                                                          =========   ========    =======   ========

      Non-interest income decreased $1.4 million, or 34.96%, to $2.7 million during the three-month period ended June 30, 2005, from $4.1 million during the three-month period ended June 30, 2004. Non-interest income for the six-months ended June 30, 2005 was $5.5 million, a decrease of $2.0 million, or 27.13%, from $7.5 million for the six-months ended June 30, 2004. These decreases are attributable primarily to decreases in loans held for sale fee income. Loans held for sale fee income decreased $1.5 million, or 45.20%, and $2.0 million, or 33.76%, for the three-month and six-month periods ended June 30, 2005, respectively. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                    ----------------------    ----------------------
                                                      2005         2004          2005        2004
                                                    --------    ----------    ---------    ---------
                                                                     (IN THOUSANDS)
Salaries and employee benefits .................    $  4,095    $    4,505    $   8,042    $   8,404
Occupancy ......................................         809           833        1,629        1,600
FDIC and other insurance expense ...............          70            60          140          121
General and administrative .....................       1,620         1,513        3,144        2,949
                                                    --------    ----------    ---------    ---------
      Total non-interest expense ...............    $  6,594    $    6,911    $  12,955    $  13,074
                                                    ========    ==========    =========    =========

      Non-interest expense decreased $317,000, or 4.59%, to $6.6 million during the three-month period ended June 30, 2005 compared to $6.9 million in the prior year period. For the six-month period ending June 30, 2005, non-interest expense decreased $119,000, or 0.91% to $13.0 million compared to $13.1 million in the prior year period. These decreases are attributable primarily to a decrease in salaries and employee benefits expense which decreased $410,000, or 9.10%, during the second quarter of 2005 and $362,000, or 4.31%, during the six-month period ended June 30, 2005, compared to the prior year periods. Salaries and employee benefits expense decreased due to decreased volume-based incentive compensation in our mortgage operations. We had 275 full-time equivalent employees at June 30, 2005 compared to 277 at June 30, 2004. Offsetting some of the decrease in salaries and employee benefits expense were increases in general and administrative expenses. For the three- and six-month periods ending June 30, 2005, general and administrative expenses increased $107,000, or 7.07%, and $195,000, or 6.61%, respectively.

FINANCIAL CONDITION

      Total assets for the Company at June 30, 2005, were $693.9 million, an increase of $21.1 million, or 3.14%, compared to $672.7 million at December 31, 2004. Deposits and stockholders' equity at June 30, 2005, were $537.3 million and $43.3 million, respectively, compared with $522.6 million and $41.4 million, respectively, at December 31, 2004, increases of $14.6 million, or 2.79%, and $2.0 million, or 4.73%, respectively.

      Loans at June 30, 2005 totaled $512.1 million, reflecting an increase of $5.0 million, or 0.97%, compared to December 31, 2004. The loan to deposit ratio at June 30, 2005 was 95.32% compared to 97.03% at December 31, 2004.

      Available-for-sale securities at June 30, 2005 totaled $76.5 million, reflecting an increase of $10.1 million or 15.29% compared to December 31, 2004.

      Mortgage loans held for sale at June 30, 2005 totaled $39.9 million, a decrease of $4.3 million, or 9.67% compared to December 31, 2004. The Company's principal funding source for mortgage loans held for sale is deposits and advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2005, approximately $34,412,000 was available. The Company's Federal Home Loan Bank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                                                                        AS OF
                                                         -----------------------------------
                                                         JUNE 30,   JUNE 30,    DECEMBER 31,
                                                           2005       2004          2004
                                                         --------   --------    ------------
                                                              (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
   Past due 90 days or more                              $    545   $    222      $  2,008
   Nonaccrual                                                 599      1,689           543
COMMERCIAL REAL ESTATE LOANS:
   Past due 90 days or more                                     -        255             -
   Nonaccrual                                                   -          -           158
CONSTRUCTION LOANS:
   Past due 90 days or more                                   650          -             -
   Nonaccrual                                                   -          -             -
LEASE FINANCING:
   Past due 90 days or more                                     -          -             1
   Nonaccrual                                                 441        364            80
RESIDENTIAL REAL ESTATE LOANS:
   Past due 90 days or more                                   330        164           153
   Nonaccrual                                               1,135      1,390         1,315
CONSUMER LOANS:
   Past due 90 days or more                                    69         18            17
   Nonaccrual                                                   -          -             -
HOME EQUITY LOANS:
   Past due 90 days or more                                    24          -             -
   Nonaccrual                                                  75      1,071            75
DEBT SECURITIES AND OTHER ASSETS (EXCLUDING OTHER REAL
  ESTATE OWNED AND OTHER REPOSSESSED ASSETS)
   Past due 90 days or more                                     -          -             -
   Nonaccrual                                                   -          -             -
                                                         --------   --------      --------
      Total non-performing loans                            3,868      5,173         4,350
                                                         --------   --------      --------
FORECLOSED ASSETS HELD FOR SALE                                83          -         2,645
                                                         --------   --------      --------
      Total non-performing assets                        $  3,951   $  5,173      $  6,995
                                                         ========   ========      ========
Total nonperforming loans to total loans                     0.76%      1.13%         0.86%
Total nonperforming loans to total assets                    0.56%      0.81%         0.65%
Allowance for loan losses to nonperforming loans           178.20%    142.86%       168.60%
Nonperforming assets to loans and foreclosed
   assets held for sale                                      0.77%      1.13%         1.37%

      As of June 30, 2005, non-performing loans equaled 0.76% of total loans, reflecting a decrease in non-performing loans from December 31, 2004. The overall credit exposure in the Company's total loan portfolio continued to improve. Consequently, management lowered the general reserve factors based upon an assessment of the Company's historical charge-off experience for certain loan categories as well as improvements in the ability of the Company's loan review process to identify credit quality deterioration on a timely basis. As such, the Company recorded a lower provision for loan losses during the six month period ending June 30, 2005 compared to the six month period ending June 30, 2004. The level of loans charged-off decreased during the first half of 2005, as evidenced by the decrease in our ratio of net charge-offs to average loans, to 0.23% for the period ending June 30, 2005 compared to 0.36% for the year ended December 31, 2004. We

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of June 30, 2005, our ratio of allowance for loan losses to non-performing loans was 178.20%.

      The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE
                            AND RELATED INFORMATION

                                                        AS OF AND FOR THE
                                               ----------------------------------
                                                 SIX MONTHS ENDED
                                                     JUNE 30,         YEAR ENDED
                                               -------------------   DECEMBER 31,
                                                 2005       2004         2004
                                               --------   --------   ------------
                                                     (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD                 $  7,333   $  7,051     $  7,051

LOANS CHARGED-OFF
    Commercial loans                                638        386        1,665
    Commercial real estate loans                      -          -            -
    Construction loans                                -          -            -
    Lease financing                                  21         58          220
    Residential real estate loans                     -          -           18
    Consumer loans                                   38         50           80
    Home equity loans                                 -          -            -
                                               --------   --------     --------
              Total loans charged-off               698        494        1,983
                                               --------   --------     --------
RECOVERIES:
    Commercial loans                                 11         14           41
    Commercial real estate loans                      -          7            7
    Construction loans                                -          -            -
    Lease financing                                  67         81          166
    Residential real estate loans                     -         48           48
    Consumer loans                                   24         33           38
    Home equity loans                                 -          -            -
                                               --------   --------     --------
              Total recoveries                      102        183          300
                                               --------   --------     --------

NET LOANS CHARGED-OFF                               595        311        1,683

PROVISION FOR LOAN LOSSES                           155        650        1,965
                                               --------   --------     --------

BALANCE AT END OF PERIOD                       $  6,893   $  7,390     $  7,333
                                               ========   ========     ========

LOANS OUTSTANDING:
    Average                                    $517,201   $441,858     $463,833
    End of period                               512,136    456,175      507,170

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
  LOANS OUTSTANDING:
    Average                                        1.33%      1.67%        1.58%
    End of period                                  1.35%      1.62%        1.45%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
    Average loans                                    0.23%             0.14%               0.36%
    End of period loans                              0.23%             0.14%               0.33%

      The allowance for loan losses as a percent of total loans decreased to 1.35% as of June 30, 2005, compared to 1.45% at December 31, 2004.

      Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 76.98% and 81.56% of our total deposits at June 30, 2005, and December 31, 2004, respectively. The change in the percentage of core deposits to total deposits during the first two quarters of 2005 was the resulted of the Company raising $23.0 million of additional funding through the brokered deposit market. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

      Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

      At June 30, 2005, our total stockholders' equity was $43.3 million and our equity to asset ratio was 6.24%. At June 30, 3005, our Tier 1 capital ratio was 9.34% compared to 9.00% at December 31, 2004, while our total risk-based capital ratio was 11.28% compared to 11.15% at December 31, 2004. As of June 30, 2005, we had capital in excess of the requirements for a "well-capitalized" institution.

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

      We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2005 based on the indicated instantaneous and permanent changes in interest rates.

                                  NET INTEREST          NET ECONOMIC
                                     INCOME               VALUE OF
CHANGES IN INTEREST RATES       (NEXT 12 MONTHS)       EQUITY AT RISK
-------------------------       ----------------       --------------
300 basis point rise                 31.67%                1.88%
200 basis point rise                 21.46%                1.42%
100 basis point rise                 10.60%                0.84%
Base Rate Scenario                       -                    -
50 basis point decline               (5.97%)               0.23%
100 basis point decline             (13.83%)               0.48%
200 basis point decline             (29.56%)              (2.06%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The above table indicates that, at June 30, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

      The table also indicates that, at June 30, 2005, in the event of a sudden increase or decrease in prevailing market rates, the current net economic value of our equity would increase. Given our current asset/liability position, a 50, 100 or 200 basis point decline in interest rates will generally result in a higher economic value of our equity as the change in estimated gain on assets exceeds the change in estimated loss on liabilities in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains fixed-rate securities. However, the estimated market value increase in fixed rate loans and investment securities is partially offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

      Not applicable

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 25, 2005, the Company held its Annual Meeting of Stockholders. There were 2,334,871 shares outstanding and entitled to vote at the Annual Meeting, of which 2,025,582 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:

      1.    Election of Directors

            Don H. Alexander was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

            Shares Voted For:                                    2,013,728
            Shares Voted Against                                    11,854
            Shares Abstained                                             0

            C. Ted McCarter was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

            Shares Voted For:                                    2,012,390
            Shares Voted Against                                    13,192
            Shares Abstained                                             0

            The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:

            Wayne A. Henry, Jr.
            Thomas A. McDonnell
            Robert D. Regnier

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

                                    BLUE VALLEY BAN CORP

Date: August 12, 2005               By: /s/ Robert D. Regnier
                                       ----------------------------------------
                                       Robert D. Regnier, President and
                                       Chief Executive Officer

Date: August 12, 2005               By: /s/ Mark A. Fortino
                                       ----------------------------------------
                                       Mark A. Fortino, Chief Financial Officer