Form 10-Q
period 2005-09-30
BLUE VALLEY BAN CORP
filed 2005-11-14
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

     As of September 30, 2005, the registrant had 2,361,296 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm............     3

      Consolidated Balance Sheets - September 30, 2005 (unaudited) and
         December 31, 2004...............................................     4

      Consolidated Statements of Income (unaudited) -
         three months and nine months ended September 30, 2005 and 2004..     6

      Consolidated Statements of Stockholders' Equity (unaudited) -
         nine months ended September 30, 2005 and 2004 ..................     7

      Consolidated Statements of Cash Flows (unaudited) -
         nine months ended September 30, 2005 and 2004...................     8

      Notes to Consolidated Financial Statements (unaudited) -
         nine months ended September 30, 2005 and 2004...................     9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................    13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    24

   ITEM 4. CONTROLS AND PROCEDURES.......................................    26

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.............................................    27

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...    27

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................    27

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    27

   ITEM 5. OTHER INFORMATION.............................................    27

   ITEM 6. EXHIBITS .....................................................    28

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas

We have reviewed the accompanying consolidated balance sheet of Blue Valley Ban Corp as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ BKD, LLP

Kansas City, Missouri
November 2, 2005

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                    (dollars in thousands, except share data)

ASSETS

                                                           SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                           ------------------   -----------------
                                                               (Unaudited)
Cash and due from banks                                         $ 19,927             $ 19,994
Federal funds sold                                                32,174                2,500
                                                                --------             --------
   Cash and cash equivalents                                      52,101               22,494

Available-for-sale securities                                     76,333               66,350
Mortgage loans held for sale                                      33,096               44,144

Loans, net of allowance for loan losses of $6,906
   and $7,333 in 2005 and 2004, respectively                     507,018              499,837
Premises and equipment, net                                       18,759               19,988
Foreclosed assets held for sale, net                                 723                2,645
Interest receivable                                                2,952                2,375
Deferred income taxes                                              2,538                2,383
Prepaid expenses and other assets                                  4,392                3,538
Federal Home Loan Bank stock, Federal Reserve Bank stock
   and other securities                                            8,415                7,987
Core deposit intangible asset, at amortized cost                     861                  976
                                                                --------             --------
   Total assets                                                 $707,188             $672,717
                                                                ========             ========

         See Accompanying Notes to Consolidated Financial Statements and
            Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2005           2004
                                                      -------------   ------------
                                                       (Unaudited)
LIABILITIES
   Deposits
      Demand                                            $105,558        $ 84,764
      Savings, NOW and money market                      194,057         220,104
      Time                                               246,078         217,778
                                                        --------        --------
         Total deposits                                  545,693         522,646
   Other interest-bearing liabilities                     23,543          22,381
   Long-term debt                                         84,374          80,088
   Interest payable and other liabilities                  8,454           6,218
                                                        --------        --------
         Total liabilities                               662,064         631,333
                                                        --------        --------

STOCKHOLDERS' EQUITY
   Capital stock
      Common stock, par value $1 per share;
         authorized 15,000,000 shares; issued and
         outstanding 2005 - 2,361,296 shares; 2004
         - 2,327,086 shares                                2,361           2,327
   Additional paid-in capital                              8,569           8,099
   Retained earnings                                      35,003          31,809
   Unearned compensation                                    (376)           (594)
   Accumulated other comprehensive income
      Unrealized depreciation on available-for-sale
         securities, net of income tax credits of
         $(289) in 2005 and $(171) in 2004                  (433)           (257)
                                                        --------        --------
         Total stockholders' equity                       45,124          41,384
                                                        --------        --------
         Total liabilities and stockholders' equity     $707,188        $672,717
                                                        ========        ========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                    (dollars in thousands, except share data)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                            2005          2004          2005          2004
                                                        -----------   -----------   -----------   -----------
                                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
INTEREST INCOME
   Interest and fees on loans                             $ 9,804        $7,345       $27,625       $21,059
   Federal funds sold                                         110            48           291           140
   Available-for-sale securities                              618           624         1,481         1,805
                                                          -------        ------       -------       -------
      Total interest income                                10,532         8,017        29,397        23,004
                                                          -------        ------       -------       -------
INTEREST EXPENSE
   Interest-bearing demand deposits                            18            43            74           115
   Savings and money market deposit accounts                1,000           775         2,879         2,138
   Other time deposits                                      2,335         1,930         6,684         5,240
   Federal funds purchased and other interest-bearing
      liabilities                                             143            41           360           106
   Short-term debt                                             --            --            17            --
   Long-term debt                                           1,178           964         3,309         2,951
                                                          -------        ------       -------       -------
      Total interest expense                                4,674         3,753        13,323        10,550
                                                          -------        ------       -------       -------
NET INTEREST INCOME                                         5,858         4,264        16,074        12,454
PROVISION FOR LOAN LOSSES                                      --           400           155         1,050
                                                          -------        ------       -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         5,858         3,864        15,919        11,404
                                                          -------        ------       -------       -------
NONINTEREST INCOME
   Loans held for sale fee income                           2,179         2,106         6,078         7,992
   Service fees                                               558           629         1,609         1,843
   Realized gain on available-for-sale securities              --           391            --           524
   Other income                                               591           143         1,117           425
                                                          -------        ------       -------       -------
      Total noninterest income                              3,328         3,269         8,804        10,784
                                                          -------        ------       -------       -------
NONINTEREST EXPENSE
   Salaries and employee benefits                           4,201         3,836        12,243        12,240
   Net occupancy expense                                      838           903         2,467         2,503
   Other operating expense                                  1,589         1,688         4,873         4,758
                                                          -------        ------       -------       -------
      Total noninterest expense                             6,628         6,427        19,583        19,501
                                                          -------        ------       -------       -------
INCOME BEFORE INCOME TAXES                                  2,558           706         5,140         2,687
PROVISION FOR INCOME TAXES                                    964           173         1,946           763
                                                          -------        ------       -------       -------
NET INCOME                                                $ 1,594        $  533       $ 3,194       $ 1,924
                                                          =======        ======       =======       =======
BASIC EARNINGS PER SHARE                                  $  0.68        $ 0.23       $  1.36       $  0.84
                                                          =======        ======       =======       =======
DILUTED EARNINGS PER SHARE                                $  0.67        $ 0.23       $  1.34       $  0.82
                                                          =======        ======       =======       =======

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                    (dollars in thousands, except share data)

                                                                                                      ACCUMULATED
                                                              ADDITIONAL                                 OTHER
                                     COMPREHENSIVE   COMMON     PAID-IN    RETAINED     UNEARNED     COMPREHENSIVE
                                         INCOME       STOCK     CAPITAL    EARNINGS   COMPENSATION      INCOME        TOTAL
                                     -------------   ------   ----------   --------   ------------   -------------   -------
BALANCE, DECEMBER 31, 2003                           $2,279     $7,404      $30,344      $(399)          $ 570       $40,198
   Issuance of 33,900 shares of
      common stock                                       34        373           --         --              --           407
   Net income                            1,924           --         --        1,924         --              --         1,924
   Restricted stock earned, net of
      forfeitures                                        --         --           --        110              --           110
   Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      income tax credit of $(407)         (611)          --         --           --         --            (611)         (611)
                                        ------       ------     ------      -------      -----           -----       -------
BALANCE, SEPTEMBER 30, 2004             $1,313       $2,313     $7,777      $32,268      $(289)          $ (41)      $42,028
                                        ======       ======     ======      =======      =====           =====       =======
BALANCE, DECEMBER 31, 2004                           $2,327     $8,099      $31,809      $(594)          $(257)      $41,384
                                                     ------     ------      -------      -----           -----       -------
   Issuance of 34,210 shares of
      common stock                                       34        470           --         --              --           504
   Net income                            3,194           --         --        3,194         --              --         3,194
   Restricted stock earned, net of
      forfeitures                                        --         --           --        218              --           218
   Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      income tax credit of $(117)         (176)          --         --           --         --            (176)         (176)
                                        ------       ------     ------      -------      -----           -----       -------
BALANCE, SEPTEMBER 30, 2005             $3,018       $2,361     $8,569      $35,003      $(376)          $(433)      $45,124
                                        ======       ======     ======      =======      =====           =====       =======

                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                                        2005             2004
                                                                    -------------   -------------
RECLASSIFICATION DISCLOSURE

Unrealized depreciation  on available-for-sale securities, net of income tax credits of $(117), and $(198) for the periods ended
   September 30, 2005 and 2004, respectively                            $(176)          $(297)
Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0 and $210 for the periods
   ended September 30, 2005 and 2004, respectively                         --             314
                                                                        -----           -----
Change in unrealized appreciation on available-for-sale
   securities, net of income tax credits of $(117) and $(407) for
   the periods ended September 30, 2005 and 2004, respectively          $(176)          $(611)
                                                                        =====           =====

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                    (dollars in thousands, except share data)

                                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                                     2005            2004
                                                                                -------------   -------------
                                                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                    $   3,194        $   1,924
   Adjustments to reconcile net income to net cash flow from
   operating activities:
      Depreciation and amortization                                                  1,431            1,365
      Amortization (accretion) of premiums and discounts on securities                 (27)             (19)
      Provision for loan losses                                                        155            1,050
      Deferred income taxes                                                            (38)              --
      Net realized gain on available-for-sale securities                                --             (524)
      Net loss on sale of foreclosed assets                                             34              102
      Net loss (gain) on sale of premises and equipment                               (344)               5
      Restricted stock earned and forfeited                                            218              110
      Originations of loans held for sale                                         (557,755)        (688,991)
      Proceeds from the sale of loans held for sale                                568,803          679,616
   Changes in
      Interest receivable                                                             (577)            (129)
      Prepaid expenses and other assets                                             (1,101)            (384)
      Interest payable and other liabilities                                         2,279              775
                                                                                 ---------        ---------
         Net cash provided by (used in) operating activities                        16,272           (5,100)
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net originations of loans                                                       (14,825)         (59,228)
   Proceeds from sales of loan participations                                        6,400            3,053
   Purchase of premises and equipment                                                 (488)          (2,812)
   Proceeds from the sale of premises and equipment                                    993               --
   Proceeds from the sale of foreclosed assets                                       2,976              393
   Proceeds from sales of available-for-sale securities                                 --           21,271
   Proceeds from maturities of available-for-sale securities                        16,245           41,659
   Purchases of available-for-sale securities                                      (26,494)         (31,974)
   Proceeds from the sale or maturities of Federal Home Loan Bank stock,
      Federal Reserve Bank stock, and other securities                                  --               95
   Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and
      other securities                                                                (428)            (175)
                                                                                  --------        ---------
         Net cash used in investing activities                                     (15,621)         (27,718)
                                                                                  --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase (decrease) in demand deposits, money market,
      NOW and savings accounts                                                      (5,253)          47,041
   Net increase in time deposits                                                    28,300           13,162
   Repayments of long-term debt                                                    (17,001)         (21,600)
   Proceeds from long-term debt                                                     21,244               --
   Net proceeds (payments) on short-term debt                                           --            1,000
   Proceeds from sale of common stock                                                  504              407
   Net increase (decrease) in other liabilities                                      1,162              611
                                                                                  --------        ---------
         Net cash provided by financing activities                                  28,956           40,621
                                                                                  --------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                               29,607            7,803
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      22,494           50,717
                                                                                  --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 52,101        $  58,520
                                                                                  ========        =========

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2005, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended September 30, 2005 and 2004, and are of a normal recurring nature.

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

     The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its stock option plan and no compensation cost has been recognized. Pro forma compensation costs for the Company's plan are determined based on the fair value at the option grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation." During the period ended September 30, 2005, the Company issued no stock options; consequently, reported and pro forma net income were identical.

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

     The computation of per share earnings for the three and nine-months ended September 30, 2005 and 2004 is as follows:

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                     -------------------------   -------------------------
                                                                         2005         2004           2005          2004
                                                                     -----------   -----------   -----------   -----------
                                                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                                       (amounts in thousands,      (amounts in thousands,
                                                                        except share and per        except share and per
                                                                            share data)                 share data)
Net income, as reported                                              $    1,594    $      533    $    3,194    $    1,924
Add: Total stock-based employee compensation recognized in net income, net of income taxes of $21 and $70 for the
   three- and nine-month periods ended September 30, 2005,
   respectively, and $13 and $38 for the three- and nine-month
   periods ended September 30, 2004, respectively                            31            18           105            58

Less: Total stock-based compensation cost determined under the fair value based method, net of income tax credit of $(21)
   and $(70) for the three- and nine-month periods ended
   September 30, 2005, respectively, and of $(13) and $(38)
   for the three- and nine-month periods ended September 30, 2004,
   respectively                                                             (31)          (18)         (105)          (58)
                                                                     ----------    ----------    ----------    ----------
      Pro forma net income                                           $    1,594    $      533    $    3,194    $    1,924
                                                                     ==========    ==========    ==========    ==========
Average common shares outstanding                                     2,356,062     2,309,341     2,342,631     2,298,286
Average common share stock options outstanding                           38,871        55,441        40,452        59,331
                                                                     ----------    ----------    ----------    ----------
Average diluted common shares                                         2,394,933     2,364,782     2,383,083     2,357,617
                                                                     ==========    ==========    ==========    ==========
Basic earnings per share                                             $     0.68    $     0.23    $     1.36    $     0.84
                                                                     ==========    ==========    ==========    ==========
Diluted earnings per share                                           $     0.67    $     0.23    $     1.34    $     0.82
                                                                     ==========    ==========    ==========    ==========

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 3: LONG-TERM DEBT

     Long-term debt at September 30, 2005 and December 31, 2004, consisted of the following components:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2005           2004
                                                       -------------   ------------
                                                        (Unaudited)
                                                              (in thousands)
Note Payable - Blue Valley Ban Corp (A)                   $ 4,131        $ 4,500
Note Payable - Blue Valley Building Corp (B)                7,155          7,500
Federal Home Loan Bank advances (C)                        53,500         48,500
Subordinated Debentures - BVBC Capital Trust I (D)             --         11,856
Subordinated Debentures - BVBC Capital Trust II (E)         7,732          7,732
Subordinated Debentures - BVBC Capital Trust III (F)       11,856             --
                                                          -------        -------
Total long-term debt                                      $84,374        $80,088
                                                          =======        =======

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

(C) Due in 2008, 2009, 2010, 2011, 2013 and 2015; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2005, approximately $75,415,000 was available.

(D) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company prepaid the subordinated debentures on September 30, 2005 (see Note 7).

(E) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(F) Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

          by the Trust. Subordinated to the trust preferred securities (E) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest (see Note 7).

     Aggregate annual maturities of long-term debt at September 30, 2005 are as follows:

                                 (in thousands)
                                 --------------
October 1 to December 31, 2005       $   228
   2006                                1,085
   2007                                1,111
   2008                               11,138
   2009                                7,167
   Thereafter                         63,645
                                     -------
                                     $84,374
                                     =======

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

     As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see
     Note 3). The agreement provides for the Company to receive interest from the counterparty at an amount which offsets the note's variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense. The notional amount of the interest rate swap is equal to the principal balance of the note and decreases as payments are made on the note.

     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through September 30, 2005. Under the cash flow hedging method, the effective portion of the gain or loss related to the derivative, if any, is recognized as a component of other comprehensive income. The ineffective portion, if any, is recognized in current earnings.

NOTE 5: LEGAL PROCEEDINGS

     On October 13th, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by twenty-four former mortgage loan originators. The plaintiffs are claiming that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. While the plaintiffs' claims total $5.6 million, we believe the Company has meritorious defenses to the claims made and we intend to vigorously defend against these claims. In the fourth quarter of 2004, the Company recorded a $550,000 liability for the estimated potential cost of this litigation. We currently do not anticipate any significant additional

                              BLUE VALLEY BAN CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

     financial impact from this litigation. Other than this claim, there are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

NOTE 7: SUBORDINATED DEBENTURES

     On July 29, 2005, the Company completed the private placement of $11.5 million in trust preferred securities through a newly formed and wholly-owned trust subsidiary, BVBC Capital Trust III. The proceeds of the debt securities issued by the trust were used on September 30, 2005 to redeem, in whole, the Company's Junior Subordinated Debentures issued by BVBC Capital Trust I on July 21, 2000.

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

     RESULTS OF OPERATIONS

     Three months ended September 30, 2005 and 2004. Net income for the quarter ended September 30, 2005, was $1.6 million, compared to net income of $533,000 for the quarter ended September 30, 2004, representing an increase of $1.1 million, or 199.06%. Diluted earnings per share increased 191.30% to $0.67 during the third quarter of 2005 from $0.23 in the same period of 2004. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended September 30, 2005 were 0.90% and 14.34%, compared to 0.32% and 5.16%, respectively, for the same period in 2004, increases of 181.25% and 177.90%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal contributing factor to our increase in net income in the current year third quarter from the prior year was an increase in net interest income resulting from higher yields on average earning assets and a higher level of average earning assets.

     Nine months ended September 30, 2005 and 2004. Net income for the nine months ended September 30, 2005 was $3.2 million, compared to net income of $1.9 million for the nine-month period ended September 30, 2004, representing an increase of $1.3 million, or 66.00%. Diluted earnings per share increased 63.41% to $1.34 during the nine months ended September 30, 2005 from $0.82 in the same period of 2004. The Company's annualized returns on average assets and average stockholders' equity for the nine-month period ended September 30, 2005 were 0.62% and 9.92%, compared to 0.40% and 6.27%, respectively, for the same period in 2004, increases of 55.00% and 58.21%, respectively.

     The principal contributing factor to our increase in net income from the nine months ended September 30, 2004 to the current year was an increase in net interest income resulting from a higher level of average earning assets and higher yields on those assets. However, the increase in net interest income was partially offset by lower noninterest income, primarily mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

     Our effective tax rate for the period ending September 30, 2005 is higher compared to the rate for the period ending September 30, 2004 because of tax reserves utilized during 2004.

NET INTEREST INCOME

     Fully tax equivalent (FTE) net interest income for the three-month period ended September 30, 2005 was $5.9 million, an increase of $1.5 million or 35.89%, from $4.3 million for the three-month period ended September 30, 2004.

     FTE interest income for the current year third quarter was $10.5 million, an increase of $2.5 million, or 30.63%, from $8.1 million in the prior year third quarter. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 109 basis points to 6.39% in the third quarter of 2005 compared to 5.30% in the prior year third quarter. The 109 basis point increase in yield resulted primarily from increases in market interest rates beginning in the second half of 2004. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. Average earning asset volume increased from the third quarter of 2004 to the current period by $48.0 million, or 7.92%.

     Interest expense for the current year third quarter was $4.7 million, an increase of $921,000, or 24.54%, from $3.8 million in the prior year third quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from promotional rates offered on our time deposits as well as the impact of rising market interest rates on our savings and money market deposits and short- and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 54 basis points to 3.34% during the three-month period ended September 30, 2005 compared to 2.80% during the same period in 2004. In addition, average interest-bearing liabilities increased $24.4 million or 4.58% to $555.3 million during the third quarter of 2005 compared to $530.9 million during the prior year period. This increase was primarily the result of higher interest-bearing deposit average balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FTE net interest income for the nine-month period ended September 30, 2005 was $16.1 million, an increase of $3.5 million or 27.44%, from $12.6 million for the nine-month period ended September 30, 2004.

     FTE interest income for the nine months ended September 30, 2005 was $29.4 million, an increase of $6.2 million, or 26.91%, from $23.2 million for the nine months ended September 30, 2004. This increase was primarily a result of an overall increase in average earning assets, particularly loans. Average earning asset volume increased from the period ending September 30, 2004 to the current period by $52.4 million, or 8.92%. In addition, the overall yield on average earning assets increased by 87 basis points to 6.15% for the period ending September 30, 2005 compared to 5.28% for the prior year period. The 87 basis point increase in yield resulted primarily from increases in market interest rates beginning in the second half of 2004.

     Interest expense for the nine-month period ended September 30, 2005 was $13.3 million, an increase of $2.8 million, or 26.28%, from $10.6 million in the same period of the prior year. The increase is attributable to an increase in average interest-bearing liabilities and rates paid thereon. Average interest-bearing liabilities increased by $34.1 million, or 6.61% from the prior year period. The rates paid on average interest-bearing liabilities during the first nine months of 2005 increased compared to the same period in 2004 due to an overall increase in market interest rates and promotional rates offered on our time deposits. The rate paid on total average interest-bearing liabilities increased 50 basis points to 3.24% during the nine-month period ended September 30, 2005 compared to 2.74% during the same period in 2004.

     Average Balance Sheets. The following table sets forth, for the periods indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of FTE interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------
                                                                   2005                          2004
                                                       ----------------------------  ---------------------------
                                                                            AVERAGE                      AVERAGE
                                                        AVERAGE              YIELD/   AVERAGE             YIELD/
                                                        BALANCE   INTEREST    RATE    BALANCE  INTEREST    RATE
                                                       ---------  --------  -------  --------  --------  -------
ASSETS
   Federal funds sold................................   $ 12,159   $   291   3.19%   $ 18,946   $   140   0.99%
   Investment securities - taxable...................     67,469     1,430   2.83      73,826     1,459   2.64
   Investment securities - non-taxable (1)...........      1,489        77   6.95      10,112       525   6.94
   Mortgage loans held for sale......................     39,791     1,577   5.30      32,385     1,252   5.16
   Loans, net of unearned discount and fees..........    518,456    26,048   6.72     451,698    19,807   5.86
                                                        --------   -------           --------   -------
      Total earning assets...........................    639,364    29,423   6.15     586,967    23,183   5.28
                                                        --------   -------           --------   -------
   Cash and due from banks - non-interest bearing....     21,480                       21,467
   Allowance for possible loan losses................    (7,122)                       (7,367)
   Premises and equipment, net.......................     19,493                       19,489
   Other assets......................................     17,750                       17,346
                                                        --------                     --------
      Total assets...................................   $690,965                     $637,902
                                                        ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts.................    $ 25,472   $    74   0.39%   $ 27,663   $   115   0.56%
   Savings and money market deposits................     182,695     2,879   2.11     181,201     2,138   1.58
   Time deposits....................................     234,450     6,684   3.81     197,158     5,240   3.55
                                                        --------   -------            -------     -----
      Total interest-bearing deposits................    442,617     9,637   2.91     406,022     7,493   2.47
                                                        --------   -------            -------     -----
   Short-term borrowings.............................     24,636       377   2.05      25,443       106   0.56
   Long-term debt ...................................     82,060     3,309   5.39      83,778     2,951   4.71
                                                        --------   -------            -------     -----
      Total interest-bearing liabilities ............    549,313    13,323   3.24     515,243    10,550   2.74
                                                        --------   -------            -------     -----
   Non-interest bearing deposits.....................     91,104                       76,662
   Other liabilities ................................      7,492                        4,981
   Stockholders' equity..............................     43,056                       41,016
                                                        --------                     --------
      Total liabilities and stockholders' equity ....   $690,965                     $637,902
                                                        ========                     ========
   Net interest income/spread .......................              $16,100   2.91%              $12,633   2.54%
                                                                   =======   ====               =======   ====
   Net interest margin...............................                        3.37%                        2.87%

----------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the nine months ending September 30, 2005 and 2004, the tax equivalency adjustment amounted to $26,000 and $179,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND

                        EXPENSE VOLUME AND RATE VARIANCES

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                      2005 COMPARED TO 2004
                                                -------------------------------
                                                   CHANGE   CHANGE
                                                   DUE TO   DUE TO    TOTAL
                                                    RATE    VOLUME   CHANGE
                                                   ------   ------   ------
                                                   (DOLLARS IN THOUSANDS)

Federal funds sold ..........................      $  312   $ (161)  $  151
Investment securities - taxable .............         113     (142)     (29)
Investment securities - non-taxable (1) .....           1     (449)    (448)
Mortgage loans held for sale ................          32      293      325
Loans, net of unearned discount .............       2,897    3,344    6,241
                                                   ------   ------   -----
   Total interest income ....................       3,355    2,885    6,240
                                                   ------   ------   -----
Interest-bearing demand accounts ............         (35)      (6)     (41)
Savings and money market deposits ...........         718       23      741
Time deposits ...............................         384     1060    1,444
Short-term borrowings .......................         283      (12)     271
Long-term debt ..............................         427      (69)     358
                                                   ------   ------   ------
   Total interest expense ...................       1,777      996    2,773
                                                   ------   ------   ------
Net interest income .........................      $1,578   $1,889   $3,467
                                                   ======   ======   ======

----------
(1)  Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the third quarter of 2005 was $0, compared to $400,000 for the same period of 2004. For the nine-months ended September 30, 2005 and 2004, the provision was $155,000 and $1.1 million, respectively. As discussed further in the Financial Condition section, the decrease in the provision for loan losses recorded in the three- and nine-month periods ended September 30, 2005 compared to the same periods in the prior year was the result of a lower growth rate of the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                ------------------   -----------------
                                                   2005     2004       2005     2004
                                                  ------   ------     ------   ------
                                                            (IN THOUSANDS)
Loans held for sale fee income ..............     $2,179   $2,106     $6,078   $ 7,992
NSF charges and service fees ................        281      334        839     1,005
Other service charges .......................        277      295        770       838
Net realized gain on investment securities ..         --      391         --       524
Other income ................................        591      143      1,117       425
                                                  ------   ------     ------   -------
   Total non-interest income ................     $3,328   $3,269     $8,804   $10,784
                                                  ======   ======     ======   =======

     Non-interest income increased $59,000, or 1.80%, to $3.3 million during the three-month period ended September 30, 2005, from $3.3 million during the three-month period ended September 30, 2004. This increase is primarily attributable to a $342,000 pre-tax gain (included in other income) on the sale of the old Olathe banking center facility. During September, the Company completed the sale of the Olathe property located on the northwest corner of Ridgeview and Santa Fe. This property used to be the location of the Olathe Banking Center until it was moved to a more suitable location across the street during 2001. Partially offsetting this increase were decreases in NSF charges and services fees and net realized gains on investment securities. Loans held for sale fee income for the third quarter of 2005 was up $73,000 or 3.46% compared to the third quarter of 2004. However, during the third quarter of 2004, the Company recorded a $350,000 reduction in loans held for sale fee income to account for the refund of fee income on residential mortgage loans underwritten with documentation altered by a former employee of the Company. Absent this nonrecurring charge, loans held for sale fee income during the third quarter of 2005 decreased $277,000 or 12.71% compared to the third quarter of 2004 due to a decline in residential mortgage origination and refinancing resulting from higher interest rates.

     Non-interest income for the nine-months ended September 30, 2005 was $8.8 million, a decrease of $2.0 million, or 18.37%, from $10.8 million for the nine-months ended September 30, 2004. This decrease is attributable primarily to decreases in loans held for sale fee income and NSF charges

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     and service fees. Loans held for sale fee income decreased $1.9 million, or 23.95% for the nine-month period ended September 30, 2005 compared to the prior year period. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates.

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

NON-INTEREST EXPENSE

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
                                       2005     2004         2005      2004
                                      ------   ------      -------   -------
                                                  (IN THOUSANDS)
Salaries and employee benefits ....   $4,201   $3,836      $12,243   $12,240
Occupancy .........................      838      903        2,467     2,503
FDIC and other insurance expense ..       44       59          132       180
General and administrative ........    1,545    1,629        4,741     4,578
                                      ------   ------      -------   -------
   Total non-interest expense .....   $6,628   $6,427      $19,583   $19,501
                                      ======   ======      =======   =======

     Non-interest expense increased $201,000, or 3.12%, to $6.6 million during the three-month period ended September 30, 2005 compared to $6.4 million in the prior year period. For the nine-month period ending September 30, 2005, non-interest expense increased $82,000, or 0.42% to $19.6 million compared to $19.5 million in the prior year period. This increase is primarily attributable to an increase in general and administrative costs, specifically mortgage lead generation costs and data processing expenses. Partially offsetting the increase in general and administrative costs were decreases in occupancy and FDIC and other insurance expenses.

     We had 263 full-time equivalent employees at September 30, 2005 compared to 273 at September 30, 2004.

FINANCIAL CONDITION

     Total assets for the Company at September 30, 2005, were $707.2 million, an increase of $34.5 million, or 5.12%, compared to $672.7 million at December 31, 2004. Deposits and stockholders' equity at September 30, 2005, were $545.7 million and $45.1 million, respectively, compared with $522.6 million and $41.4 million, respectively, at December 31, 2004, increases of $23.0 million, or 4.40%, and $3.7 million, or 9.03%, respectively.

     Loans at September 30, 2005 totaled $513.9 million, reflecting an increase of $6.8 million, or 1.33%, compared to December 31, 2004. The loan to deposit ratio at September 30, 2005 was 94.17% compared to 97.03% at December 31, 2004.

     Available-for-sale securities at September 30, 2005 totaled $76.3 million, reflecting an increase of $10.0 million or 15.04% compared to December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Mortgage loans held for sale at September 30, 2005 totaled $33.1 million, a decrease of $11.0 million, or 25.03% compared to December 31, 2004. The Company's principal funding source for mortgage loans held for sale is deposits and advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2005, approximately $75,415,000 was available. The Company's Federal Home Loan Bank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale.

     Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                                                                       AS OF
                                                   --------------------------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                        2005            2004           2004
                                                   -------------   -------------   ------------
                                                              (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
   Past due 90 days or more                           $ 2,513         $   583        $ 2,008
   Nonaccrual                                             760           1,859            543

COMMERCIAL REAL ESTATE LOANS:
   Past due 90 days or more                               460              --             --
   Nonaccrual                                              --              --            158

CONSTRUCTION LOANS:
   Past due 90 days or more                               309              --             --
   Nonaccrual                                             325              --             --

LEASE FINANCING:
   Past due 90 days or more                                --               1              1
   Nonaccrual                                             145             310             80

RESIDENTIAL REAL ESTATE LOANS:
   Past due 90 days or more                                80              --            153
   Nonaccrual                                             902             402          1,315

CONSUMER LOANS:
   Past due 90 days or more                                66              --             17
   Nonaccrual                                              --              --             --

HOME EQUITY LOANS:
   Past due 90 days or more                                --              --             --
   Nonaccrual                                              --              75             75

DEBT SECURITIES AND OTHER ASSETS (EXCLUDING
   OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED
   ASSETS)
   Past due 90 days or more                                --              --             --
   Nonaccrual                                              --              --             --
                                                      -------         -------        -------
      Total non-performing loans                        5,559           3,230          4,350
                                                      -------         -------        -------
FORECLOSED ASSETS HELD FOR SALE                           723           2,459          2,645
                                                      -------         -------        -------
      Total non-performing assets                     $ 6,282         $ 5,689        $ 6,995
                                                      =======         =======        =======
Total nonperforming loans to total loans                 1.08%           0.68%          0.86%
Total nonperforming loans to total assets                0.79%           0.48%          0.65%
Allowance for loan losses to nonperforming loans       124.22%         235.48%        168.60%
Nonperforming assets to loans and foreclosed
   assets held for sale                                  1.22%           1.18%          1.37%

     As of September 30, 2005, non-performing loans equaled 1.08% of total loans, reflecting an increase in non-performing loans from December 31, 2004. However, the overall growth of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     loan portfolio has slowed. Loans grew by $6.8 million or 1.33% during the first nine months of 2005 compared to $53.1 million or 12.51% during the first nine months of 2004. In addition, the level of loans charged-off decreased during the first nine months of 2005, as evidenced by the decrease in our ratio of net charge-offs to average loans, to 0.15% for the period ending September 30, 2005 compared to 0.36% for the year ended December 31, 2004. As such, the Company recorded a lower provision for loan losses during the nine month period ending September 30, 2005 compared to the nine month period ending September 30, 2004. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of September 30, 2005, our ratio of allowance for loan losses to non-performing loans was 124.22%.

     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                           AS OF AND FOR THE
                                   --------------------------------
                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,      YEAR ENDED
                                   -----------------   DECEMBER 31,
                                     2005     2004         2004
                                    ------   ------    ------------
                                        (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD      $7,333   $7,051       $7,051

LOANS CHARGED-OFF
   Commercial loans                    638      445        1,665
   Commercial real estate loans         --       --           --
   Construction loans                   --       --           --
   Lease financing                      66      215          220
   Residential real estate loans        --       18           18
   Consumer loans                       56       73           80
   Home equity loans                    16       --           --
                                    ------   ------       ------
      Total loans charged-off          776      751        1,983
                                    ------   ------       ------

RECOVERIES:
   Commercial                           92       26           41
   Commercial real estate               --        7            7
   Construction                         --       --           --
   Leases                               72      139          166
   Residential real estate              --       48           48
   Personal                             30       35           38
   Home Equity                          --       --           --
                                    ------   ------       ------
      Total recoveries                 194      255          300
                                    ------   ------       ------
NET LOANS CHARGED-OFF                  582      496        1,683
PROVISION FOR LOAN LOSSES              155    1,050        1,965
                                    ------   ------       ------
BALANCE AT END OF PERIOD            $6,906   $7,605       $7,333
                                    ======   ======       ======
LOANS OUTSTANDING:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Average                               $518,456   $451,698   $463,833
   End of period                          513,924    477,760    507,170

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
   Average                                   1.33%      1.68%      1.58%
   End of period                             1.34%      1.59%      1.45%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
   Average loans                             0.15%      0.15%      0.36%
   End of period loans                       0.15%      0.14%      0.33%

     The allowance for loan losses as a percent of total loans decreased to 1.34% as of September 30, 2005, compared to 1.45% at December 31, 2004.

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 74.17% and 81.56% of our total deposits at September 30, 2005, and December 31, 2004, respectively. The change in the percentage of core deposits to total deposits during the first three quarters of 2005 was the result of the Company raising $23.0 million of additional funding through the brokered deposit market. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

     At September 30, 2005, our total stockholders' equity was $45.1 million and our equity to asset ratio was 6.38%. At September 30, 3005, our Tier 1 capital ratio was 9.61% compared to 9.00% at December 31, 2004, while our total risk-based capital ratio was 11.42% compared to 11.15% at December 31, 2004. As of September 30, 2005, we had capital in excess of the requirements for a "well-capitalized" institution.

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

     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2005 based on the indicated instantaneous and permanent changes in interest rates.

                              NET INTEREST      NET ECONOMIC
                                 INCOME           VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------   ----------------   --------------
200 basis point rise             19.86%             8.99%
Base Rate Scenario                  --                --
200 basis point decline         (28.30%)          (18.63%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above table indicates that, at September 30, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

     The above table also indicates that, at September 30, 2005, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

          (G)  EXHIBITS

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

                                        BLUE VALLEY BAN CORP


           Date: November 14, 2005      By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President and
                                            Chief Executive Officer


           Date: November 14, 2005      By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer