Form 10-K
period 2005-12-31
BLUE VALLEY BAN CORP
filed 2006-03-27
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

       Registrant's telephone number, including area code: (913) 338-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
None                                   None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer as
defined in Rule 405 of the Securities Act                         Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act                Yes [X] No [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company as defined
in Rule 12b-2 of the Securities Act                               Yes [ ] No [X]

     As of February 28, 2006 1,175,890 shares of the Registrant's common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2005 closing price of the stock, was approximately $31.7 million. As of February 28, 2006 the registrant had 2,385,969 shares of Common Stock ($1.00 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Part III - Proxy Statement for the 2006 Annual Meeting of Stockholders

                              BLUE VALLEY BAN CORP

                                 FORM 10-K INDEX

                                                                        Page No.
                                                                        --------
PART I.

Item 1.     Business                                                        2
Item 1A.    Risk Factors                                                   15
Item 1B.    Unresolved Staff Comments                                      16
Item 2.     Properties                                                     16
Item 3.     Legal Proceedings                                              17
Item 4.     Submission of Matters to a Vote of Security Holders            17

PART II.

Item 5.     Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                                     18
Item 6.     Selected Financial Data                                        19
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            21
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk                                                           38
Item 8.     Financial Statements and Supplementary Data                    40
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            40
Item 9A.    Controls and Procedures                                        40
Item 9B.    Other Information                                              40

PART III.

Item 10.    Directors and Executive Officers of the Registrant             41
Item 11.    Executive Compensation                                         41
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     41
Item 13.    Certain Relationships and Related Transactions                 41
Item 14.    Principal Accountant Fees and Services                         42

PART IV.

Item 15.    Exhibits, Financial Statement Schedules                        42

                                     PART I

ITEM 1: BUSINESS

THE COMPANY AND SUBSIDIARIES

          Blue Valley Ban Corp ("Blue Valley" or the "Company") is a bank holding company organized in 1989. In 2001, Blue Valley elected to become a financial holding company and such status was granted. The Company's wholly-owned subsidiary, Bank of Blue Valley (the "Bank") was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the "Kansas City MSA"). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers - customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley has established a national presence by originating residential mortgages nationwide through the Bank's InternetMortgage.com website.

          We have experienced significant internal growth since our inception. We currently have five banking center locations in Johnson County, Kansas, including our main office and a mortgage operations office in Overland Park, both of which include lobby banking centers, and full-service offices in Leawood, Olathe and Shawnee, Kansas.

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

          In addition to the Bank, we have four wholly-owned subsidiaries: Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, mortgage operations facility and the Leawood banking center; Blue Valley Insurance Services, Inc., an insurance agency created to offer insurance products to our customers; and BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company's trust preferred securities and to purchase our junior subordinated debentures. On December 31, 2004, Blue Valley Insurance Services, Inc. ceased operations as we decided not to further pursue this line of business.

          We also have a 49% ownership in Homeland Title, LLC. Homeland Title, LLC was established in June 2005 and provides title and settlement services.

          Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.

OUR MARKET AREA

          We operate primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA generally, and in suburban Johnson County, Kansas, in particular. Our trade area generally consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to a rate of growth which exceeds the national total asset and deposit growth rates of the banking industry as well as the growth experienced locally by many of our competitors.

          The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County's population growth rate ranks in the top 8% of counties nationally, and its per capita income ranks in the top 2% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2005, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $12.0 billion, which represented 24.84% of total deposits in the state of Kansas and 36.81% of total deposits in the Kansas City MSA.

          As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas facility is located approximately 10 miles west of our main office. We opened our Olathe facility in 1994 when we acquired the deposits of a branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. The Shawnee, Kansas banking facility is approximately 20 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 with the opening of a grocery store branch. During the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced, and then in 2004, we merged our Shawnee grocery store branch into our Shawnee freestanding facility. The Leawood, Kansas banking facility is approximately 5 miles southeast of our headquarters location. We entered into the Leawood market in 2002 with the opening of a grocery store branch. During the second quarter of 2004, we completed construction of our freestanding banking facility in Leawood and operations commenced. In 2005, we merged our Leawood grocery store branch into our Leawood freestanding facility. During 2003 we acquired an office building in Overland Park, Kansas approximately 1 mile northwest of our headquarters location. At this location, we consolidated our mortgage operations and opened a banking facility.

LENDING ACTIVITIES

          Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2005, our loans represented approximately 72.96% of our total assets, our legal lending limit to any one borrower was $16.9 million, and our largest single borrower as of that date had outstanding loans of $7.4 million.

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

          We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.25 million and all real estate credits in excess of $2.0 million. Credits up to $1.25 million on commercial loans and $2.0 million on real estate loans can be approved by the Bank's President and a combination of two senior loan management officers. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2005.

                                 LOAN PORTFOLIO

                                      AS OF DECEMBER 31, 2005
                                      -----------------------
                                          AMOUNT    PERCENT
                                         --------   -------
                                       (DOLLARS IN THOUSANDS)
Commercial ........................      $112,452    22.35%
Commercial real estate ............       114,562    22.77
Construction ......................       139,662    27.76
Lease financing ...................        18,238     3.62
Residential real estate ...........        39,371     7.83
Consumer ..........................        45,221     8.99
Home equity .......................        33,637     6.68
                                         --------   ------
   Total loans and leases .........       503,143   100.00%
Less allowance for loan losses ....         6,704
                                         --------
Loans receivable, net .............      $496,439
                                         ========

          Commercial loans. As of December 31, 2005, approximately $112.5 million, or 22.35%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts and our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

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

          Approximately $6.8 million, or 6.01%, of our commercial loans are Small Business Administration (SBA) loans, of which $5.0 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.

          Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

          Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family properties and churches. As of December 31, 2005, approximately $114.6 million, or 22.77%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

          Risks inherent in commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. Commercial real estate lending involves more risk than residential real estate lending because loan balances may be greater and repayment is dependent on the borrower's operations. We attempt to mitigate these risks by carefully assessing property values, investigating the source of cash flow servicing the loan on the property and adhering to our lending and underwriting policies and procedures.

          Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2005, approximately $139.7 million, or 27.76%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our history. We attribute this success to our expertise, availability and prompt service. The Bank's experience and reputation in this area have grown, thereby enabling the Bank to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank's real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual's financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.

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

          Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2005, our lease portfolio totaled $18.2 million, or 3.62% of our total loan portfolio, consisting of $13.3 million principal amount of leases originated by us and $4.9 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

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

          Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2005, $39.4 million, or 7.83%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.

          In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2005, we originated approximately $675.6 million of residential mortgage loans, and we sold approximately $705.9 million in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through 2003. While the volume of mortgage originations and refinancing declined in 2004 and 2005, we continue to take advantage of the national presence established in previous years and originate residential mortgage loans through our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce interest rate risk on mortgage loans to be sold in the secondary market.

          Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a limited recourse basis. Consequently, foreclosure losses on all sold loans are generally the responsibility of the investor and not that of the Bank.

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

          Consumer loans. As of December 31, 2005, our consumer loans totaled $45.2 million, or 8.99% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2005, approximately $32.9 million, or 6.56%, of our loan portfolio represented indirect installment loans. Our loans made through this program generally represent loans to purchase new or late model automobiles. There are currently 13 dealerships participating in this program. Our consumer and other loans are underwritten based on the borrower's income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.

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

          Home equity loans. As of December 31, 2005, our home equity loans totaled $33.6 million, or 6.68% of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate and are underwritten in a similar manner as our consumer loans.

INVESTMENT ACTIVITIES

          The objectives of our investment policies are to:

          -    secure the safety of principal;

          -    provide adequate liquidity;

          - provide securities for use in pledging for public funds or repurchase agreements; and

          -    maximize after-tax income.

          We invest primarily in obligations of agencies of the United States and bank-qualified obligations of state and local political subdivisions. Although direct obligations of the United States and obligations guaranteed as to principal and interest by the United States are permitted by our investment policy, we currently do not hold any in our portfolio. In order to ensure the safety of principal, we typically do not invest in mortgage-backed securities, corporate debt, or other securities even though they are permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, act as a net seller or purchaser of these funds. The sale of federal funds is effectively short-term loans from us to other banks; while conversely, the purchase of federal funds is effectively short-term loans from other banks to us.

DEPOSIT SERVICES

          The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank's offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits of less than $100,000. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank also offers two types of short-term investment accounts. The Bank's money market account is a daily access account that bears a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. We also offer our Money Management Account, or "short-term parking account." The Money Management Account provides a hybrid of the features available from a traditional money market account and a traditional time deposit. The account requires a minimum balance of $10,000 and allows for daily deposits but limits withdrawals to the first day and the 15th day of each month. This account typically pays a tiered rate of interest which is higher than a customer could receive on a traditional money market account but lower than the rates generally available on time deposits. We believe that the trade-off to depositors between higher interest rates but more limited access to withdrawals has proven to be an attractive product in our market areas and provides us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable customer base and source of funding. Because of the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but versus other alternative funding sources to determine the most advantageous source. The Bank's Funds Management policy also allows for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2005, the Bank had $27.1 million in brokered deposits. The Bank does not anticipate brokered deposits becoming a significant percentage of its deposit base; however, we continue to evaluate their potential role in the Bank's overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.

INVESTMENT BROKERAGE SERVICES

          In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Four individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2005, the amount of our fee income generated from investment brokerage services was $233,000.

TRUST SERVICES

          We began offering trust services in 1996. Until 1999, the Bank's trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank's trust business. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank's trust department include the administration of self-directed individual retirement accounts, qualified retirement plans, and custodial and directed trust accounts. As of December 31, 2005, the Bank's trust department administered 241 accounts, with assets under administration of approximately $94.0 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2005, the amount of our fee income from trust services was $367,000.

COMPETITION

          We encounter competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area is high. Our principal competitors for deposits are other financial institutions within a few miles of our locations including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.

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

EMPLOYEES

          At December 31, 2005, the Bank had approximately 265 full-time employees. The Company and its other subsidiaries did not have any employees. None of the Bank's employees are subject to a collective bargaining agreement. We consider the Bank's relationship with its employees to be excellent.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2005, and their principal positions.

Name                                       Age                          Positions
----                                       ---                          ---------
Directors

Robert D. Regnier ......................    57   President, Chief Executive Officer and Chairman of the
                                                 Board of Directors of Blue Valley; President, Chief
                                                 Executive Officer and Chairman of the Board of
                                                 Directors of the Bank
Donald H. Alexander.....................    67   Director of Blue Valley and the Bank
Michael J. Brown........................    49   Director of Blue Valley
Wayne A. Henry, Jr......................    53   Director of Blue Valley
Thomas A. McDonnell.....................    60   Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker........................    70   Director of the Bank
Suzanne E. Dotson.......................    59   Director of the Bank
Charles H. Hunter.......................    63   Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino.........................    39   Senior Vice President and Chief Financial Officer of
                                                 the Bank; Chief Financial Officer of Blue Valley
Ralph J. Schramp........................    56   Senior Vice President - Commercial Lending and
                                                 Business Development for the Bank
Gary L. Sherrer.........................    65   Senior Vice President - Mortgage Division of the Bank
Sheila C. Stokes........................    44   Senior Vice President - Retail Division of the Bank

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

          USA PATRIOT ACT. The USA PATRIOT Act of 2001 was signed into law on October 26, 2001. This legislation enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government's ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA PATRIOT Act has significant implications for depository institutions involved in the transfer of money. Under the

USA PATRIOT Act, a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts. Financial institutions must follow regulations adopted by the Treasury Department to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person's identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.

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

          Bank holding companies may, however, engage in businesses found by the Federal Reserve to be "financial in nature," as described above. As a financial holding company, Blue Valley is authorized to engage in the expanded activities permitted under the Gramm-Leach-Bliley Act as long as it continues to qualify for financial holding company status.

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

          SOURCE OF STRENGTH. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Blue Valley Building Corp., BVBC Capital Trust II, BVBC Capital Trust III and Homeland Title, LLC are Blue Valley's only active direct subsidiaries that are not banks.

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

          As of December 31, 2005, the Bank had capital in excess of the requirements for a "well-capitalized" institution.

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

          RESERVE REQUIREMENTS. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $7.8 million to $48.3 million plus 10% must be maintained against that portion of net transaction accounts in excess $48.3 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

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

ITEM 1A: RISK FACTORS

Our operations may be adversely affected if we are unable to maintain and increase our deposit base and secure adequate funding.

          We fund our banking and lending activities primarily through demand, savings and time deposits and, to a lesser extent, lines of credit, sale/repurchase facilities from various financial institutions, and Federal Home Loan Bank borrowings. The success of our business depends in part on our ability to maintain and increase our deposit base and our ability to maintain access to other funding sources. Our inability to obtain funding on favorable terms, on a timely basis, or at all, would adversely affect our operations and financial condition.

The loss of our key personnel could adversely affect our operations.

          We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Ralph J. Schramp, Sheila C. Stokes and Gary L. Sherrer. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees. We carry a $1 million "key person" life insurance policy on the life of Mr. Regnier.

Changes in interest rates may adversely affect our earnings and cost of funds.

          Changes in interest rates affect our operating performance and financial condition in diverse ways. A substantial part of our profitability depends on the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for many financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as "interest rate risk." We try to minimize our exposure to interest rate risk, but are unable to eliminate it.

Because our business is concentrated in the Kansas City MSA, a downturn in the economy of the Kansas City MSA may adversely affect our business.

          Our success is dependent to a significant extent upon the general economic conditions in the Kansas City MSA, including Johnson County, Kansas, and, in particular, the conditions for the medium- and small-sized businesses that are the focus of our customer base. Although currently the economy in these areas is favorable, we do not know whether these conditions will continue. Adverse changes in economic conditions in the Kansas City MSA, including Johnson County, Kansas, could impair our ability to collect loans, reduce our growth rate and have a negative effect on our overall financial condition.

If our allowance for loan losses is insufficient to absorb in our loan portfolio, it will adversely affect our financial condition and results of operations.

          Some borrowers may not repay loans that we make to them. This risk is inherent in the banking business. Like all financial institutions, we maintain an allowance for loan losses to absorb probable loan losses in our loan portfolio. However, we cannot predict loan losses with certainty, and we cannot assure you that our allowance will be sufficient. Loan losses in excess of our reserves would have an adverse effect on our financial condition and results of operations.

          In addition, various regulatory agencies, as an integral part of the examination process, periodically review our loan portfolio. These agencies may require us to add to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations. If these agencies require us to increase our allowance for loan losses, our earnings will be adversely affected in the period in which the increase occurs.

We may incur significant costs if we foreclose on environmentally contaminated real estate.

          If we foreclose on a defaulted real estate loan to recover our investment, we may be subject to environmental liabilities in connection with the underlying real property. It is also possible that hazardous substances or wastes may be discovered on these properties during our ownership or after they are sold to a third party. If they are discovered on a property that we have acquired through foreclosure or otherwise, we may be required to remove those substances and clean up the property. We may have to pay for the entire cost of any removal and clean-up without the contribution of any other third parties. We may also be liable to tenants and other users of neighboring properties. These costs or liabilities may exceed the fair value of the property. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental clean-up.

If we are not able to compete effectively in the highly competitive banking industry, our business will be adversely affected.

          Our business is extremely competitive. Many of our competitors are, or are affiliates of, enterprises that have greater resources, name recognition and market presence than we do. Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of established customer bases, higher lending limits, extensive branch networks, numerous ATMs, and more ability to absorb the costs of maintaining technology or other factors.

ITEM 1B: UNRESOLVED STAFF COMMENTS

          No items are reportable.

ITEM 2: PROPERTIES

          The Company's principal office is located at 11935 Riley on the corner of 119th and Riley streets in Overland Park, Kansas. In addition to the principal office, the Bank also has three banking center locations and one mortgage and banking center location.

                                                MORTGAGE INDEBTEDNESS
          LOCATION             YEAR OCCUPIED   AS OF DECEMBER 31, 2005            OCCUPANCY
----------------------------   -------------   -----------------------   ----------------------------
Overland Park Banking Center
11935 Riley                                                                           78%
Overland Park, Kansas               1994             $2.6 Million         One sublease occupying 22%

Olathe Banking Center
1235 E. Santa Fe
Olathe, Kansas                      2001                 None                        100%

Shawnee Banking Center
5520 Hedge Lane Terrace
Shawnee, Kansas                     2001                 None                        100%

Mortgage and Banking Center
7900 College Boulevard                                                                97%
Overland Park, Kansas               2003             $4.4 Million          One sublease occupying 3%

Leawood Banking Center
13401 Mission Road                                                                    58%
Leawood, Kansas                     2004                 None            Four subleases occupying 42%

ITEM 3: LEGAL PROCEEDINGS

On October 13, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by former mortgage loan originators. The plaintiffs claimed that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. On November 18, 2005, we entered into an agreement to settle the existing claims and potential claims asserted by the mortgage loan originators of approximately $1.1 million. Associated costs to defend the litigation totaled approximately $58,500 in 2004 and $189,600 in 2005. In consideration of payments to be made to the plaintiffs and plaintiffs' attorney, all claims and potential wage and hour claims asserted in and/or which could have been asserted by such plaintiffs were released. We currently do not anticipate any significant additional financial impact from this litigation. There are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

          We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board since July 2002 under the symbol "BVBC." As of February 28, 2006, there were approximately 192 stockholders of record of our common stock. The following table sets forth the high and low prices of the Company's common stock based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                       2005              2004
                 ---------------   ---------------
Fiscal Quarter    High      Low     High      Low
--------------   ------   ------   ------   ------
    First        $24.05   $23.00   $27.00   $25.10
    Second        27.00    26.00    27.95    23.75
    Third         27.75    26.50    27.00    26.00
    Fourth        30.00    26.50    26.75    24.00

DIVIDENDS

          Our board of directors declared cash dividends on our common stock as follows:

DECLARATION DATE    AMOUNT PER SHARE      RECORD DATE           PAY DATE
-----------------   ----------------   -----------------   ----------------
December 16, 2002        $0.10         December 31, 2002   January 15, 2003
December 15, 2003        $0.15         December 31, 2003   January 30, 2004
December 17, 2004        $0.20         December 31, 2004   January 31, 2005
December 15, 2005        $0.25         December 30, 2005   January 31, 2006

          Because our consolidated net income consists largely of the net income of the Bank, our ability to pay dividends on our common stock is subject to our receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, if we elect to defer interest payments on our outstanding junior subordinated debentures, we will be prohibited from paying dividends on our common stock during such deferral. At December 31, 2005, approximately $12,390,000 of retained earnings were available for dividend declaration without prior regulatory approval.

          Our board of directors intends to declare future dividends, subject to limitations imposed by regulatory capital guidelines in addition to consideration of the Company's profitability and liquidity.

ITEM 6: SELECTED FINANCIAL DATA

          The following table presents our consolidated financial data as of and for the five years ended December 31, 2005, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2005, have been derived from our audited consolidated financial statements.

                                                                                     AS OF AND FOR THE
                                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2005         2004         2003         2002         2001
                                                              ----------   ----------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest income:
   Loans, including fees...................................   $   37,492   $   29,245   $   28,293   $   26,857   $   27,921
   Federal funds sold and interest-bearing deposits........          580          157           49          297          679
   Securities..............................................        2,317        2,301        2,070        3,405        4,541
                                                              ----------   ----------   ----------   ----------   ----------
      Total interest income................................       40,389       31,703       30,412       30,559       33,141
                                                              ----------   ----------   ----------   ----------   ----------

Interest expense:
   Interest-bearing demand deposits........................           94          169          165          388          815
   Savings and money market deposit accounts...............        3,861        2,932        2,204        2,711        4,846
   Other time deposits ....................................        9,171        7,297        6,935        7,759        9,775
   Funds borrowed..........................................        4,867        4,115        4,245        3,368        2,958
                                                              ----------   ----------   ----------   ----------   ----------
      Total interest expense...............................       17,993       14,513       13,549       14,226       18,394
                                                              ----------   ----------   ----------   ----------   ----------
      Net interest income..................................       22,396       17,190       16,863       16,333       14,747
Provision for loan losses..................................          230        1,965        1,350        2,920        2,400
                                                              ----------   ----------   ----------   ----------   ----------
      Net interest income after provision for loan losses..       22,166       15,225       15,513       13,413       12,347
                                                              ----------   ----------   ----------   ----------   ----------

Non-interest income:
   Loans held for sale fee income..........................        7,408       10,358       19,866       16,690        6,931
   NSF charges & service fees..............................        1,129        1,326        1,283        1,026          836
   Other service charges...................................        1,037        1,115          924          821          796
   Realized gain on available-for-sale securities..........           --          524           --          193          500
   Other income............................................        1,727          617          463          281          203
                                                              ----------   ----------   ----------   ----------   ----------
      Total non-interest income............................       11,301       13,940       22,536       19,011        9,266
                                                              ----------   ----------   ----------   ----------   ----------

Non-interest expense:
   Salaries and employee benefits..........................       15,986       16,670       19,670       16,437       10,063
   Occupancy...............................................        3,307        3,433        3,137        2,101        1,574
   FDIC and other insurance................................          176          175          174          161          140
   General & administrative................................        6,665        6,292        6,304        5,417        3,933
                                                              ----------   ----------   ----------   ----------   ----------
      Total non-interest expense...........................       26,134       26,570       29,285       24,116       15,710
                                                              ----------   ----------   ----------   ----------   ----------
   Income before income taxes..............................        7,333        2,595        8,764        8,308        5,903
      Income tax provision.................................        2,764          665        3,130        2,912        1,960
                                                              ----------   ----------   ----------   ----------   ----------
      Net income...........................................   $    4,569   $    1,930   $    5,634   $    5,396   $    3,943
                                                              ==========   ==========   ==========   ==========   ==========

PER SHARE DATA
   Basic earnings..........................................   $     1.95   $     0.84   $     2.51   $     2.48   $     1.82
   Diluted earnings........................................         1.91         0.82         2.43         2.40         1.77
   Dividends...............................................         0.25         0.20         0.15         0.10           --
   Book value basic (at end of period).....................        19.42        17.78        17.64        15.47        13.11
   Weighted average common shares outstanding:
         Basic.............................................    2,348,805    2,302,564    2,244,930    2,178,803    2,165,030
         Diluted...........................................    2,388,531    2,360,061    2,320,840    2,252,929    2,222,166
   Dividend payout ratio                                           12.82%       23.80%        5.98%        4.04%          --%

                                                                         AS OF AND FOR THE
                                                                      YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                         2005       2004       2003       2002       2001
                                                       --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA
   (AT END OF PERIOD):
Total securities....................................   $ 99,987   $ 66,350   $106,036   $ 61,720   $ 78,032
Total mortgage loans held for sale..................     13,906     44,144     18,297    119,272     41,853
Total loans.........................................    503,143    507,170    424,620    380,082    334,075
Total assets........................................    689,589    672,717    627,073    605,539    492,379
Total deposits......................................    529,341    522,646    470,495    423,787    394,245
Funds borrowed......................................    104,394    102,469    111,741    141,737     65,530
Total stockholders' equity..........................     46,255     41,384     40,198     34,344     28,525
Trust assets under administration...................     93,988    118,074     90,389     44,245     41,571

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
      Net interest margin (1).......................       3.50%      2.91%      3.01%      3.35%      3.51%
      Non-interest income to average assets.........       1.63       2.16       3.62       3.55       2.02
      Non-interest expense to average assets........       3.77       4.11       4.71       4.51       3.43
      Net overhead ratio (2)........................       2.14       1.96       1.08       0.95       1.41
      Efficiency ratio (3)..........................      77.56      85.35      74.33      68.23      65.42
      Return on average assets (4)..................       0.66       0.30       0.91       1.01       0.86
      Return on average equity (5)..................      10.44       4.69      14.85      17.34      15.26

Asset Quality Ratios:
      Non-performing loans to total loans...........       0.87%      0.86%      0.72%      0.29%      0.92%
      Allowance for possible loan losses to:
         Total loans................................       1.33       1.45       1.66       1.82       1.58
         Non-performing loans.......................     153.27     168.60     230.79     618.29     171.96
      Net charge-offs to average total loans........       0.17       0.36       0.30       0.36       0.51
      Non-performing loans to total assets..........       0.63       0.65       0.50       0.18       0.62

Balance Sheet Ratios:
      Loans to deposits.............................      95.05%     97.04%     90.25%     89.69%     84.74%
      Average interest-earning assets to average
         interest-bearing liabilities...............     116.78     114.38     114.61     115.64     114.50

 Capital Ratios:
      Total equity to total assets..................       6.71%      6.15%      6.42%      5.67%      5.80%
      Total capital to risk-weighted assets ratio...      12.04      11.15      12.41      10.13      10.69
      Tier 1 capital to risk-weighted assets ratio..      10.25       9.00      10.04       8.82       8.87
      Tier 1 capital to average assets ratio........       8.86       8.45       8.31       7.74       7.17
      Average equity to average assets ratio........       6.31       6.37       6.10       5.82       5.64

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

          The Bank computes its allowance by assigning specific reserves to impaired loans, plus a general reserve based on loss factors applied to the rest of the loan portfolio. The specific reserve on impaired loans is computed as the amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan's effective interest rate, or based on the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. The general reserve loss factors are determined based on such items as management's evaluation of risk in the portfolio, local economic conditions, and historical loss experience. The Bank has further refined its risk grading system by developing associated reserve factors for each risk grade.

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

          We discuss our accounting for stock-based compensation in greater detail in Note 1 to our consolidated financial statements. Included in Note 1 is the effect on our net income if Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" is applied. This accounting standard will be effective for all fiscal periods beginning January 1, 2006. Our current policy follows Accounting Principles Board Opinion No. 25.

OVERVIEW

          2005 was a year of transition for the Company's earnings composition. Compared to the previous two years, interest income from commercial lending had a much larger impact on the overall profitability of the Company compared to fee income from mortgage lending. During the year, we saw our net interest margin expand dramatically as eight 25 basis point increases in the prime lending rate had a positive effect on our net interest income. However, longer term interest rates continued to increase slightly and stabilize which further curtailed mortgage refinancing. This had an adverse effect on the mortgage origination side of our business, resulting in lower origination volumes and declining fee income. During most of 2005 we experienced moderate commercial loan growth, increasing our average loan balances during the year. However, this growth slowed and reversed during the final months of the year and our year-end 2005 loan balance ended up slightly below 2004's year-end balance. We also experienced moderate growth in deposits during 2005 and this growth, along with existing liquidity carried forward from 2004, was used to expand our investment portfolio. We expect moderate growth in both loans and deposits during 2006, and we expect that any further increases in the prime lending rate will continue to have a positive effect on our net interest margin.

          Net income for 2005 was $4.6 million, a $2.6 million, or 136.73% increase from the $1.9 million earned in 2004. Diluted earnings per share increased 132.92% to $1.91 for the year ended December 31, 2005 from $0.82 in the previous year. The Company's returns on average assets and average stockholders' equity for 2005 were 0.66% and 10.44%, compared to 0.30% and 4.69%, respectively, for 2004.

          Net interest income for 2005 was $22.4 million compared to $17.2 million earned during 2004. The increase of $5.2 million or 30.28% was primarily the result of increases in yields earned on average earning assets.

          The provision for loan losses in 2005 was $230,000 compared to $2.0 million in 2004. The decrease in the provision in 2005 was essentially the result of decreases in net charge-offs, improvements in overall portfolio credit quality, and slower loan growth during 2005.

          Non-interest income decreased 18.94% to $11.3 million in 2005 from $13.9 million in 2004. Increases in market interest rates and other demand factors resulted in a significant industry-wide decline in the volume of residential mortgage loans originated in 2005 compared to 2004, particularly refinancing volume. This trend resulted in lower origination fees during 2005 than during 2004 for our Company. Future market interest rate fluctuations and their resultant impact on loans held for sale fee income are difficult to project or quantify; however, it is likely that further increases in interest rates will have a detrimental impact on mortgage loan refinancing and loans held for sale fee income.

          Total assets for the Company at December 31, 2005, were $689.6 million, an increase of $16.9 million, or 2.50%, from $672.7 million at December 31, 2004. Deposits and stockholders' equity at December 31, 2005 were

$529.3 million and $46.2 million, compared with $522.6 million and $41.4 million at December 31, 2004, increases of $6.7 million, or 1.28%, and $4.9 million, or 11.77%, respectively.

          Loans at December 31, 2005 totaled $503.1 million, a decrease of $4.0 million, or 0.80%, compared to December 31, 2004. The loan to deposit ratio at December 31, 2005 was 95.05% compared to 97.04% at December 31, 2004. The decrease in the loan to deposit ratio was due to deposit growth which, on a relative basis, outpaced loan growth. Our funding philosophy for loans not held for sale has been to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank's capital base.

          Historically, our ratio of total non-performing assets to total assets reflects the Bank's conservative underwriting policies and aggressive management of impaired loans and has resulted in low levels of nonaccrual loans. For the five years ended December 31, 2005, our average year-end ratio of non-performing loans to total loans was 0.73%. As of December 31, 2005, our ratio of non-performing loans to total loans was 0.87%, which was slightly above, but well in line with, our historical averages. Our non-performing credit relationships are regularly reviewed and closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of December 31, 2005, our ratio of allowance for loan losses to non-performing loans was 153.27%, compared to 168.60% at December 31, 2004.

          The average net charge-off ratio was 0.34% for the five years ended December 31, 2005. Our net charge-off ratio for the year ended December 31, 2005 was 0.17%, which was below our historical average. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to vigorously pursue collection of all charged-off loans.

NET INTEREST INCOME

          A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent
(FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets. The following discussion should be read along with analysis of the "Average Balances, Yields and Rates" table on the next page.

          Years ended December 31, 2005 and 2004. FTE net interest income for 2005 increased to $22.4 million from $17.4 million in 2004, a $5 million, or 29.00%, increase.

          FTE interest income for 2005 was $40.4 million, an increase of $8.5 million, or 26.72%, from $31.9 million in 2004, primarily as a result of an increase in the yield on average earning assets. The yield on average earning assets increased 95 basis points to 6.31% in 2005 compared to 5.36% in 2004. Average interest earning assets increased $45.8 million, or 7.69%, during 2005. Due to the increase in the yield and in earning asset volume, loan interest and fee income increased to $37.5 million in 2005 from $29.2 million in 2004, an $8.3 million or 28.19% increase. Interest income on investment securities decreased by $147,000, or 5.90%, in 2005 compared to the prior year due to lower average balances of investment securities. Interest income earned on Federal Funds Sold increased $423,000 or 269.42% in 2005 compared to the prior year due primarily to higher yields on those earning assets.

          Interest expense for 2005 was $18.0 million, up $3.5 million, or 23.97%, from $14.5 million in 2004. The increase resulted from an increase in the overall rate paid on our average interest-bearing liabilities as well as an increase in the level of interest bearing liabilities, primarily interest-bearing deposits. The rate paid on our total average interest bearing liabilities increased to 3.28% in 2005 compared to 2.79% in 2004, an increase of 49 basis points. This increase resulted from increases in rates paid on savings deposits, money market deposits, time deposits, and long-term debt. Total average interest bearing liabilities increased $28.5 million or 5.47% during 2005 primarily due to increases in time deposits.

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

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                            YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------------
                                                          2005                         2004                         2003
                                             ---------------------------  ---------------------------  ---------------------------
                                                                 AVERAGE                      AVERAGE                      AVERAGE
                                              AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                              BALANCE  INTEREST    RATE    BALANCE  INTEREST    RATE    BALANCE  INTEREST    RATE
                                             --------  --------  -------  --------  --------  -------  --------  --------  -------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold.........................  $ 16,076   $   580   3.61%   $ 15,077   $   157   1.04%   $  5,500   $    49   0.89%
Investment securities - taxable............    71,695     2,256   3.15      72,830     1,926   2.64      55,259     1,489   2.69
Investment securities - non-taxable (1)....     1,317        92   6.95       8,206       569   6.93      12,885       881   6.84
Mortgage loans held for sale...............    35,232     1,903   5.40      35,219     1,813   5.15      86,808     4,460   5.14
Loans, net of unearned discount and
   fees (2)................................   516,642    35,589   6.89     463,833    27,432   5.91     410,593    23,833   5.80
                                             --------   -------           --------   -------           --------   -------
      Total earning assets.................   640,962    40,420   6.31     595,165    31,897   5.36     571,045    30,712   5.38
                                             --------   -------           --------   -------           --------   -------
Cash and due from banks - non-interest
   bearing.................................    22,733                       21,152                       30,453
Allowance for possible loan losses.........    (7,067)                      (7,434)                      (7,592)
Premises and equipment, net................    19,304                       19,613                       16,388
Other assets...............................    18,119                       17,366                       12,129
                                             --------                     --------                     --------
      Total assets                           $694,051                     $645,862                     $622,423
                                             ========                     ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-interest bearing:
   Interest-bearing demand accounts........  $ 25,104   $    94   0.38%   $ 28,268   $   169   0.60%   $ 26,415   $   165   0.63%
   Savings and money market deposits.......   178,947     3,861   2.16     182,468     2,932   1.61     150,503     2,204   1.46
   Time deposits...........................   238,051     9,171   3.85     202,649     7,297   3.60     195,599     6,935   3.55
                                             --------   -------           --------   -------           --------   -------
      Total interest-bearing deposits......   442,102    13,126   2.97     413,385    10,398   2.52     372,517     9,304   2.50
                                             --------   -------           --------   -------           --------   -------
Short-term borrowings......................    24,511       557   2.27      26,734       211   0.79      44,230       451   1.02
Long-term debt ............................    82,243     4,310   5.24      80,226     3,904   4.87      81,499     3,794   4.66
                                             --------   -------           --------   -------           --------   -------
      Total interest-bearing liabilities...   548,856    17,993   3.28     520,345    14,513   2.79     498,246    13,549   2.72
                                             --------   -------           --------   -------           --------   -------
Non-interest bearing deposits..............    93,447                       79,171                       81,269
Other liabilities .........................     7,982                        5,202                        4,959
Stockholders' equity.......................    43,766                       41,144                       37,949
                                             --------                     --------                     --------
      Total liabilities and stockholders'
         equity............................  $694,051                     $645,862                     $622,423
                                             ========                     ========                     ========
FTE net interest income/spread ............             $22,427   3.03%              $17,384   2.57%              $17,163   2.66%
                                                        =======   ====               =======   ====               =======   ====
FTE net interest margin....................                       3.50%                        2.91%                        3.01%
                                                                  ====                         ====                         ====

     (1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2005, 2004 and 2003, the tax equivalency adjustment amounted to $31,000, $194,000, and 300,000, respectively.

     (2)  Includes average balances and income from loans on nonaccrual status

          Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

          - changes in rate, reflecting changes in rate multiplied by the prior period volume; and

          - changes in volume, reflecting changes in volume multiplied by the current period rate.

        CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                          YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                            2005 COMPARED TO 2004       2004 COMPARED TO 2003
                                          ------------------------   --------------------------
                                          CHANGE   CHANGE            CHANGE    CHANGE
                                          DUE TO   DUE TO    TOTAL   DUE TO    DUE TO    TOTAL
                                           RATE    VOLUME   CHANGE    RATE     VOLUME    CHANGE
                                          ------   ------   ------   ------   -------   -------
Federal funds sold                        $  387   $   36   $  423   $   8    $   100   $   108
Investment securities - taxable              366      (36)     330     (28)       465       437
Investment securities - non-taxable (1)        2     (479)    (477)     12       (324)     (312)
Mortgage loans held for sale                  89        1       90       8     (2,655)   (2,647)
Loans, net of unearned discount            4,519    3,638    8,157     451      3,148     3,599
                                          ------   ------   ------   -----    -------   -------
      Total interest income                5,363    3,160    8,523     451        734     1,185
                                          ------   ------   ------   -----    -------   -------
Interest-bearing demand accounts             (63)     (12)     (75)     (7)        11         4
Savings and money market deposits          1,005     (76)      929     214        514       728
Time deposits                                510    1,364    1,874     108        254       362
Short-term borrowings                        397      (51)     346    (102)      (138)     (240)
Long-term debt                               300      106      406     172       (62)       110
                                          ------   ------   ------   -----    -------   -------
      Total interest expense               2,149    1,331    3,480     385        579       964
                                          ------   ------   ------   -----    -------   -------
Net interest income                       $3,214   $1,829   $5,043   $  66    $   155   $   221
                                          ======   ======   ======   =====    =======   =======

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

          We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2005, we provided $230,000 for loan losses, as compared to $2.0 million for the year ended December 31, 2004, a decrease of $1.7 million, or 88.30%. During 2005, our provision for loan losses decreased due to overall improvement in the credit quality of the loan portfolio as well as a decrease in net charge-offs and impaired loans. In addition, the size of the loan portfolio actually declined during the last few months of 2005 making the existing allowance for loan losses sufficient to cover the inherent losses in the loan portfolio. The loan portfolio decreased 0.80% to $503.1 million in 2005 from $507.2 million at December 31, 2004. Total impaired loans decreased 13.76% to $11.1 million at December 31, 2005, with a related reserve of $1.2 million, from $12.8 million at December 31, 2004, with a related reserve of $1.8 million. Net charge-offs decreased to $859,000 in 2005 from $1.7 million in 2004. During 2004, the provision for loan losses increased due to overall growth in the loan portfolio as well as an increase in net charge-offs and impaired loans. During the year ended December 31, 2004, we provided $2.0 million for loan losses, as compared to $1.4 million for the year ended December 31, 2003, an increase of $615,000, or 45.56%.

          The allowance for loan losses as a percentage of loans was 1.33% at December 31, 2005, compared to 1.45% in 2004 and 1.66% in 2003. The decrease in this percentage from December 31, 2004 was primarily due to net charge-offs as well as a lower provision for loan loss during the year.

          Overall, we decreased the total balance of the allowance for loan losses in 2005 and 2004 based upon an analysis of several factors, including an analysis of impaired loans, the general reserve factor analysis referred to in our Critical Accounting Policies and changes in the loan mix. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

NON-INTEREST INCOME

          The following table describes the items of our non-interest income for the periods indicated:

                               NON-INTEREST INCOME

                                                             YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                            2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN THOUSANDS)
Loans held for sale fee income.........................   $ 7,408   $10,358   $19,866
NSF charges and service fees...........................     1,129     1,326     1,283
Other service charges..................................     1,037     1,115       924
Realized gains on available for sale securities, net...        --       524        --
Other income                                                1,727       617       463
                                                          -------   -------   -------
   Total non-interest income...........................   $11,301   $13,940   $22,536
                                                          =======   =======   =======

          Non-interest income decreased to $11.3 million, or 18.94%, during 2005, from $13.9 million during 2004. This decrease is attributable to a decrease in loans held for sale fee income of $3.0 million. We experienced a decline in our loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates. The volume of closed residential mortgages fell to $675.6 million in 2005 from $883.4 million and $1.5 billion in 2004 and 2003, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. In 2004, we realized $524,000 of net gains on the sale of available-for-sale securities. We took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio and also provide a funding source for loan growth by selling some of our longer-term bonds. We sold no securities during 2005. Other income increased $1.1 million or 179.90% due primarily to gains on the sale of our old Olathe banking facility and an increase in rental income from subleases in our Leawood facility. Future growth of other non-interest income categories is dependent upon new product development, and growth in our customer base.

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

                              NON-INTEREST EXPENSE

                                               YEAR ENDED DECEMBER 31
                                            ---------------------------
                                              2005      2004      2003
                                            -------   -------   -------
                                                 (IN THOUSANDS)
Salaries and employee benefits ..........   $15,986   $16,670   $19,670
Occupancy ...............................     3,307     3,433     3,137
General and administrative ..............     6,841     6,467     6,478
                                            -------   -------   -------
   Total non-interest expenses ..........   $26,134   $26,570   $29,285
                                            =======   =======   =======

          Non-interest expense decreased 1.65% to $26.1 million during 2005, compared to $26.6 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 4.11% to $16.0 million in 2005 from $16.7 million in 2004, mainly due to a decline in incentive compensation related to mortgage origination activity. General and administrative expenses increased $373,000 or 5.92% primarily due to increased data processing costs and other miscellaneous expenses.

          Non-interest expense decreased 9.27% to $26.6 million during 2004, as compared to $29.3 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 15.25% to $16.7 million in 2004 from $19.7 million in 2003, mainly due to a decline in incentive compensation related to mortgage origination activity. This decline was partially offset by increases in staffing costs due to the opening of our Leawood banking center as well as a $550,000 accrued expense recorded in 2004 to reflect the estimated potential cost of litigation related to claimed violations of the Fair Labor Standards Act. Occupancy expenses increased 9.43% to $3.4 million in 2004 from $3.1 million in 2003, primarily due to the opening of our Leawood banking center in May 2004 and the incremental costs associated with the operation of our Mortgage Banking facility for a full year.

INCOME TAXES

          Our income tax expense during 2005 was $2.8 million, compared to $665,000 during 2004, and $3.1 million during 2003. The increase in 2005 reflects our higher earnings for the current fiscal year. In addition, the Company recognized tax reserves provided in prior tax years during 2004. Our consolidated effective income tax rates of 37.69%, 25.63% and 35.71% for the three years ended December 31, 2005, 2004, and 2003, respectively, varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.

FINANCIAL CONDITION

          Lending Activities. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial and commercial real estate, construction, lease financing, residential real estate, consumer and home equity lending. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 45.12%, 48.07% and 46.45% of our total loans at December 31, 2005, 2004 and 2003, respectively.

          Loans were $503.1 million at December 31, 2005, a decrease of $4.1 million, or 0.80%, compared to December 31, 2004. Loans were $507.2 million at December 31, 2004, an increase of $82.6 million, or 19.44%, compared to December 31, 2003. The loan to deposit ratio decreased to 95.05%, compared to 97.04% at December 31, 2003, and 90.25% at December 31, 2003.

          We experienced increases in construction, residential real estate, and home equity loan categories during 2005. The growth of our construction, residential real estate, and home equity portfolios is a result of the economic growth and development of our market area, coupled with the efforts and experience of our lending staff. The Company targets consumer lending lines of business in an effort to broadly diversify our risk across multiple lines of business. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                                                   AS OF DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                    2005              2004               2003               2002               2001
                             -----------------  -----------------  -----------------  -----------------  -----------------
                              AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                             --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                (DOLLARS IN THOUSANDS)
Commercial.................  $112,452   22.35%  $117,604   23.19%  $109,818   25.86%  $ 93,658   24.64%  $ 85,311   25.54%
Commercial real estate.....   114,562   22.77    126,205   24.88     87,438   20.59     71,295   18.76     63,756   19.08
Construction...............   139,662   27.76    130,631   25.76    123,445   29.08    127,071   33.43     93,656   28.03
Lease financing............    18,238    3.62     21,203    4.18     22,175    5.22     22,600    5.95     24,221    7.25
Residential real estate....    39,371    7.83     30,886    6.09     27,017    6.37     21,581    5.68     24,460    7.32
Consumer...................    45,221    8.99     48,950    9.65     29,701    6.99     26,750    7.04     29,895    8.96
Home equity................    33,637    6.68     31,691    6.25     25,026    5.89     17,127    4.50     12,776    3.82
                             --------  ------   --------  ------   --------  ------   --------  ------   -------   ------
   Total loans and leases..   503,143  100.00%   507,170  100.00%   424,620  100.00%   380,082  100.00%   334,075  100.00%
                                       ======             ======             ======             ======             ======
Less allowance for loan
   losses..................     6,704              7,333              7,051              6,914              5,267
                             --------           --------           --------           --------           --------
Loans receivable, net......  $496,439           $499,837           $417,569           $373,168           $328,808
                             ========           ========           ========           ========           ========

          Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 5% of total loans. At December 31, 2005, 2004 and 2003, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $139.7 million, or 27.76%, of total loans, as of December 31, 2005. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry exceeding 5% of total loans. The Bank's lending limit under federal law to any one borrower was $16.9 million at December 31, 2005. The Bank's largest single borrower, net of participations, at December 31, 2005 had outstanding loans of $7.4 million.

          The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2005, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2005 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                    MATURITIES AND SENSITIVITIES OF LOANS TO
                            CHANGES IN INTEREST RATES

                                                       AS OF DECEMBER 31, 2005
                                 ------------------------------------------------------------------
                                                                                 MORE THAN ONE YEAR
                                 LESS THAN     ONE TO     OVER FIVE              ------------------
                                  ONE YEAR   FIVE YEARS     YEARS       TOTAL     FIXED    VARIABLE
                                 ---------   ----------   ---------   --------   -------   --------
                                                           (IN THOUSANDS)
Commercial ...................    $ 57,351     $44,768     $10,332    $112,451   $18,238   $36,862
Commercial Real Estate........      31,613      67,624      15,329     114,566    44,052    38,901
Construction .................     107,047      30,219       2,396     139,661     5,624    26,991

NON-PERFORMING ASSETS

          Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

                             NON-PERFORMING ASSETS

                                                                   AS OF DECEMBER 31,
                                                       ------------------------------------------
                                                        2005     2004     2003     2002     2001
                                                       ------   ------   ------   ------   ------
                                                                 (DOLLARS IN THOUSANDS)
Commercial and all other loans:
   Past due 90 days or more ........................   $  781   $2,008   $  118   $    1   $    9
   Nonaccrual ......................................      769      543      318      234      752
Commercial real estate loans:
   Past due 90 days or more ........................      598       --       --       --       --
   Nonaccrual ......................................       --      158       --      175      322
Construction loans:
   Past due 90 days or more ........................      585       --       --       --       --
   Nonaccrual ......................................      452       --      487       --       --
Lease financing:
   Past due 90 days or more ........................        5        1       --        3       --
   Nonaccrual ......................................      119       80      249      223    1,364
Residential real estate loans:
   Past due 90 days or more ........................       --      153      336       --       --
   Nonaccrual ......................................    1,016    1,315      437      407      503
Consumer loans:
   Past due 90 days or more ........................       49       17       42       22      100
   Nonaccrual ......................................       --       --       --       13       13
Home equity loans:
   Past due 90 days or more ........................       --       --       --       --       --
   Nonaccrual ......................................       --       75    1,068       40       --
Debt securities and other assets (excluding
   other real estate owned and other
   repossessed assets):
   Past due 90 days or more ........................       --       --       --       --       --
   Nonaccrual ......................................       --       --       --       --       --
                                                       ------   ------   ------   ------   ------
      Total non-performing loans ...................    4,374    4,350    3,055    1,118    3,063
                                                       ------   ------   ------   ------   ------
Foreclosed assets held for sale ....................      711    2,645      416      614       49
                                                       ------   ------   ------   ------   ------
      Total non-performing assets ..................   $5,085   $6,995   $3,471   $1,732   $3,112
                                                       ======   ======   ======   ======   ======
Total non-performing loans to total loans ..........     0.87%    0.86%    0.72%    0.29%    0.92%
Total non-performing loans to total assets .........     0.63     0.65     0.49     0.18     0.62
Allowance for loan losses to non-performing loans ..   153.27   168.60   230.79   618.29   171.96
Non-performing assets to loans and foreclosed assets
   held for sale ...................................     1.01     1.37     0.82     0.46     0.93

          Non-performing assets. Non-performing assets decreased to $5.1 million at December 31, 2005 from $7.0 million at December 31, 2004. The decrease related primarily to decreases in commercial and all other loans, residential real estate loans and foreclosed assets held for sale. Foreclosed assets held for sale declined $1.9 million during 2005, as the Company sold one foreclosed residential real estate property for $2.4 million.

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

          Impaired loans totaled $11.1 million at December 31, 2005, $12.8 million at December 31, 2004, and $10.2 million at December 31, 2003, with related allowances for loan losses of $1.2 million, $1.8 million, and $1.5 million, respectively.

          Total interest income of $742,000, $745,000 and $736,000 was recognized on average impaired loans of $10.4 million, $13.8 million and $11.7 million for 2005, 2004 and 2003, respectively. Included in this total is cash basis interest income of $15,000, $46,000 and $67,000 recognized on nonaccrual impaired loans during 2005, 2004 and 2003, respectively.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                            AS OF AND FOR THE
                                                         YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period ........   $  7,333   $  7,051   $  6,914   $  5,267   $  4,440
Loans charged-off:
   Commercial loans ...................        949      1,665        802        323      1,015
   Commercial real estate loans .......         --         --        395        323         --
   Construction loans .................         --         --         --         --         --
   Lease financing ....................         86        220        279        870        836
   Residential real estate loans ......         --         18         --         --          5
   Consumer loans .....................         77         80         68         66         80
   Home equity loans ..................         16         --         10         --         --
                                          --------   --------   --------   --------   --------
      Total loans charged-off .........      1,128      1,983      1,554      1,582      1,936
Recoveries:
   Commercial loans ...................        154         41         77        123        119
   Commercial real estate loans .......          3          7         10          1         --
   Construction loans .................         --         --         --         --         --
   Lease financing ....................         76        166        219        162        198
   Residential real estate loans ......          1         48         --         --          5
   Consumer loans .....................         35         38         35         23         41
   Home equity loans ..................         --         --         --         --         --
                                          --------   --------   --------   --------   --------
Total recoveries ......................        269        300        341        309        363
                                          --------   --------   --------   --------   --------
Net loans charged-off .................        859      1,683      1,213      1,273      1,573
Provision for loan losses .............        230      1,965      1,350      2,920      2,400
                                          --------   --------   --------   --------   --------
Balance at end of period ..............   $  6,704   $  7,333   $  7,051   $  6,914   $  5,267
                                          ========   ========   ========   ========   ========
Loans outstanding:
      Average .........................   $516,643   $463,833   $410,593   $349,879   $310,727
      End of period ...................    503,143    507,170    424,620    380,082    334,075
Ratio of allowance for loan losses to
   loans outstanding:
      Average .........................       1.30%      1.58%      1.72%      1.98%      1.70%
      End of period ...................       1.33       1.45       1.66       1.82       1.58
Ratio of net charge-offs to:
      Average loans ...................       0.17       0.36       0.30       0.36       0.51
      End of period loans .............       0.17       0.33       0.29       0.33       0.47

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 As of December 31,
                         --------------------------------------------------------------------------------------------------
                                2005                2004                 2003                2002               2001
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                 % of Total          % of Total          % of Total          % of Total          % of Total
                         Amount   Allowance  Amount   Allowance  Amount   Allowance  Amount   Allowance  Amount   Allowance
                         ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                               (Dollars in Thousands)
Commercial               $1,863     27.79%   $3,016     41.13%   $2,899     41.12%   $3,012     43.56%   $1,181     22.42%
Commercial real estate    1,441     21.49     1,432     19.53     1,161     16.47     1,008     14.58       888     16.86
Construction              1,776     26.51     1,475     20.11     1,581     22.42     1,405     20.32     1,070     20.32
Lease financing             582      8.68       583      7.95       690      9.78       813     11.76     1,440     27.34
Residential real estate     536      7.99       209      2.85       273      3.87       293      4.24       400      7.59
Consumer                    294      4.38       404      5.51       288      4.09       256      3.70       210      3.99
Home equity                 212      3.16       214      2.92       159      2.25       127      1.84        78      1.48
                         ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
   Total                 $6,704    100.00%   $7,333    100.00%   $7,051    100.00%   $6,914    100.00%   $5,267    100.00%
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

          Total investment securities increased by $33.6 million or 50.69% during 2005, as we utilized the liquidity carried forward from 2004 and growth in deposits to expand our investment portfolio.

          As of December 31, 2005, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permitted.

          The following table presents the composition of our available for sale investment portfolio by major category at the dates indicated.

                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                              AT DECEMBER 31,
                                       ----------------------------
                                         2005      2004      2003
                                       -------   -------   --------
                                              (IN THOUSANDS)
U.S. government agency securities...   $98,667   $63,561   $ 93,790
State and municipal obligations.....       674     2,133     11,451
Equity and other....................       646       656        795
                                       -------   -------   --------
   Total............................   $99,987   $66,350   $106,036
                                       =======   =======   ========

          The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2005. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

            MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

                                                                                                  MORE THAN TEN     TOTAL INVESTMENT
                                        ONE YEAR OR LESS  ONE TO FIVE YEARS  FIVE TO TEN YEARS        YEARS            SECURITIES
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                       CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE
                                        VALUE     YIELD     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD    VALUE     YIELD
                                       --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
   U.S. government agency
      securities.....................   $31,684   2.77%    $66,983   4.46%      $--      --%       $--       --%    $98,667   3.62%
   State and municipal Obligations...       313   7.54         361   6.94        --      --         --       --         674   4.78
   Equity and other securities
      with no defined maturity.......        --     --          --     --        --      --         --       --         646   2.60
                                        -------            -------              ---                ---              -------
      Total available for sale.......   $31,997   2.81%    $67,344   4.48%      $--      --%       $--       --%    $99,987   3.63%
                                        =======            =======              ===                ===              =======

          Deposits. Deposits grew by $6.7 million, or 1.28%, for the year ended December 31, 2005, compared to 2004 year-end. The primary source of deposit growth in 2005 was in demand and time deposit balances, which increased by $9.7 million and $31.9 million, respectively. The increase in time deposit balances was primarily due to our purchase of $27 million of brokered time deposits. We have traditionally offered market-competitive rates on our time deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. However, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our board of directors.

          The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                    DEPOSITS

                                                              YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------------------
                                         2005                         2004                          2003
                            ----------------------------  ----------------------------  ----------------------------
                                       PERCENT  WEIGHTED             PERCENT  WEIGHTED             PERCENT  WEIGHTED
                                         OF      AVERAGE               OF      AVERAGE               OF      AVERAGE
                             BALANCE  DEPOSITS    RATE     BALANCE  DEPOSITS     RATE    BALANCE  DEPOSITS    RATE
                            --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Demand....................  $ 94,452    17.85%      --%   $ 84,764    16.22%      --%   $ 74,717    15.88%      --%
Savings...................     9,669     1.82     0.49       9,100     1.74     0.49       7,740     1.64     0.62
Interest-bearing demand...    26,560     5.01     0.38      36,342     6.95     0.59      26,260     5.58     0.63
Money Market..............    27,583     5.21     0.57      30,139     5.77     0.42      30,594     6.50     0.68
Money Management..........   121,422    22.94     2.60     144,523    27.65     1.93     126,037    26.79     1.79
Time Deposits.............   249,655    47.17     3.85     217,778    41.67     3.60     205,147    43.61     3.55
                            --------   ------             --------   ------             --------   ------
   Total deposits.........  $529,341   100.00%            $522,646   100.00%            $470,495   100.00%
                            ========   ======             ========   ======             ========   ======

          The following table sets forth the amount of our time deposits that are greater than $100,000 by time remaining until maturity as of December 31, 2005:

                            AMOUNTS AND MATURITIES OF
                        TIME DEPOSITS OF $100,000 OR MORE

                                             AS OF DECEMBER 31, 2005
                                           ---------------------------
                                                      WEIGHTED AVERAGE
                                            AMOUNT        RATE PAID
                                           --------   ----------------
                                              (DOLLARS IN THOUSANDS)
Three months or less....................   $  5,885         3.08%
Over three months through six months....      5,051         3.19
Over six months through twelve months...     27,200         4.41
Over twelve months......................     94,007         4.12
                                           --------
   Total................................   $132,143         4.10%
                                           ========

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity. Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 74.26% of our total deposits at December 31, 2005, and 81.56% and 76.20% of total deposits at December 31, 2004 and 2003, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank of Topeka ("FHLBank") borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. Advance availability with the FHLBank is determined quarterly and at December 31, 2005, approximately $68.1 million was available. The Company's FHLBank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 8 of the Financial Statements). The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

          The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount at least equal to 1.00% of the aggregate principal amount of its unpaid residential mortgage loans or 5.00% of our total outstanding FHLBank advances. The Bank is currently in compliance with this requirement, with a $7.2 million investment in stock of the FHLBank of Topeka as of December 31, 2005. The Bank had $47.5 million and $48.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2005 and 2004, respectively.

          On July 29, 2005 the Company completed a pooled offering of $11.5 million in trust preferred securities through a newly formed and wholly-owned trust subsidiary, BVBC Capital Trust III. The proceeds of the debt securities were used on September 30, 2005 to redeem, in whole, the Company's $11.5 million Junior Subordinated Debentures issued by BVBC Capital Trust I in July 2000.

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

                              SHORT-TERM BORROWINGS

                                                                                                  WEIGHTED     WEIGHTED
                                                                       AVERAGE                    AVERAGE      AVERAGE
                                                          AMOUNT        AMOUNT       MAXIMUM      INTEREST     INTEREST
                                                       OUTSTANDING   OUTSTANDING   OUTSTANDING      RATE         RATE
                                                            AT        DURING THE      AT ANY     DURING THE   AT PERIOD
                                                        PERIOD END    PERIOD (1)    MONTH END      PERIOD        END
                                                       -----------   -----------   -----------   ----------   ---------
                                                                                 (DOLLARS IN THOUSANDS)
At or for the year ended December 31, 2005:
   Federal Home Loan Bank borrowings................     $    --       $   596       $    --        2.90%         --%
   Federal Funds purchased..........................          --           136            --        3.04          --
   Repurchase agreements............................      24,929        23,152        25,252        2.22        2.95
                                                         -------       -------
      Total.........................................     $24,929       $23,884                      2.25        2.95
                                                         =======       =======
At or for the year ended December 31, 2004:
   Federal Home Loan Bank borrowings................     $    --       $   510       $ 6,000        2.26%         --%
   Federal Funds purchased..........................          --         1,107            --        1.96          --
   Repurchase agreements............................      21,118        24,100        25,134        0.65        1.28
                                                         -------       -------
      Total.........................................     $21,118       $25,717                      0.73        1.28
                                                         =======       =======
At or for the year ended December 31, 2003:
   Federal Home Loan Bank borrowings................     $    --       $15,118       $40,000        1.29%         --%
   Federal Funds purchased..........................          --         3,674        11,000        1.22          --
   Repurchase agreements............................      22,648        23,264        25,661        0.60        0.50
                                                         -------       -------
      Total.........................................     $22,648       $42,056                      0.90        0.50
                                                         =======       =======

----------
(1) Calculations are based on daily averages where available and monthly averages otherwise.

          Capital Resources. At December 31, 2005, our total stockholders' equity was $46.2 million, and our equity to asset ratio was 6.71%. At December 31, 2004, our total stockholders' equity was $41.4 million, and our equity to asset ratio was 6.15%.

          The Federal Reserve Board's risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder's equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2005, our Tier 1 capital ratio was 10.25%, while our total risk-based capital ratio was 12.04%, both of which exceed the capital minimums established in the risk-based capital requirements.

          Our risk-based capital ratios at December 31, 2005, 2004 and 2003 are presented below.

                               RISK-BASED CAPITAL

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           2005       2004       2003
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Tier 1 capital
Stockholders' equity..................................   $ 46,255   $ 41,384   $ 40,198
Intangible assets.....................................       (823)      (976)    (1,128)
Unrealized (appreciation) depreciation on
   available-for-sale securities......................        473        257       (570)
Trust preferred securities (1)........................     15,576     13,880     13,210
                                                         --------   --------   --------
   Total Tier 1 capital                                    61,481     54,545     51,710
                                                         --------   --------   --------
Tier 2 capital
Qualifying allowance for loan losses..................      6,704      7,333      6,448
Trust preferred securities(1).........................      4,012      5,708      5,790
                                                         --------   --------   --------
   Total Tier 2 capital...............................     10,716     13,041     12,238
                                                         --------   --------   --------
   Total risk-based capital...........................   $ 72,197   $ 67,586   $ 63,948
                                                         ========   ========   ========
Risk weighted assets..................................   $599,880   $605,886   $515,201
                                                         ========   ========   ========
Ratios at end of period
   Total capital to risk-weighted assets ratio........      12.04%     11.15%     12.41%
   Tier 1 capital to average assets ratio
      (leverage ratio)................................       8.86%      8.45%      8.31%
   Tier 1 capital to risk-weighted assets ratio.......      10.25%      9.00%     10.04%

Minimum guidelines
   Total capital to risk-weighted assets ratio........       8.00%      8.00%      8.00%
   Tier 1 capital to average assets ratio
      (leverage ratio)................................       4.00%      4.00%      4.00%
   Tier 1 capital to risk-weighted assets ratio.......       4.00%      4.00%      4.00%

(1) Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). Approximately $15.6 million, $13.9 million and $13.2 million of the trust preferred securities have been included as Tier 1 capital as of December 31, 2005, 2004 and 2003, respectively. The balance of the trust preferred securities have been included as Tier 2 capital.

CONTRACTUAL OBLIGATIONS

          Our known contractual obligations outstanding as of December 31, 2005 are presented below.

                                         PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                             -----------------------------------------------------------
                                       LESS THAN 1                           MORE THAN 5
                              TOTAL       YEAR       1-3 YEARS   3-5 YEARS      YEARS
                             -------   -----------   ---------   ---------   -----------
Long-term Debt Obligations   $78,106     $1,087       $12,253     $7,368       $57,398

INFLATION

          The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. Additional discussion of the impact of interest rate changes is included in Item 7A: Qualitative and Quantitative Disclosure About Market Risk. In addition, we disclose the estimated fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 17 to the consolidated financial statements included in this report.

OFF-BALANCE SHEET ARRANGEMENTS

          The Company enters into off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet arrangements generally are limited to commitments to extend credit, mortgage loans in the process of origination and forward commitments to sell those mortgage loans, letters of credit and lines of credit.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2005, the Company had outstanding commitments to originate loans aggregating approximately $13,513,000.

          Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $36,179,000 and mortgage loans held for sale amounted to $13,906,000 at December 31, 2005. As a result, we had combined forward commitments to sell mortgage loans totaling approximately $50,085,000. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $14,679,000 at December 31, 2005.

          Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2005 unused lines of credit borrowings aggregated approximately $182,983,000.

RECENT AND FUTURE ACCOUNTING REQUIREMENTS

          In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. SFAS 123 (revised 2004) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS 123 (revised 2004) will be effective for the Company's first interim reporting period beginning after December 15, 2005. We do not expect the adoption of SFAS 123 (revised 2004) will have a material impact on the consolidated financial statements.

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

          We use an asset/liability modeling system to analyze the Company's current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Company's asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.

          The asset/liability modeling system is also used to analyze the net economic value of equity at risk under instantaneous shifts in interest rates. The "net economic value of equity at risk" is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions. By effectively looking at the present value of all future cash flows on or off the balance sheet, the net economic value of equity modeling takes a longer-term view of interest rate risk.

          We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank's net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2005 based on the indicated instantaneous and permanent changes in interest rates.

                              NET INTEREST      NET ECONOMIC
                                 INCOME           VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------   ----------------   --------------
200 basis point rise             19.98%             8.35%
Base Rate Scenario                  --                --
200 basis point decline         (27.00%)          (14.61%)

          The above table indicates that, at December 31, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term FHLBank advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

          The above table also indicates that, at December 31, 2005, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

          The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, based on the information and assumptions set forth below.

                       INTEREST-RATE SENSITIVITY ANALYSIS

                                                                    Expected Maturity or Repricing Date
                                         ----------------------------------------------------------------------------------------
                                         0-90 Days   91-365 Days    1 year    1 to 2 years   2 to 5 years   Thereafter     Total
                                         ---------   -----------   --------   ------------   ------------   ----------   --------
INTEREST-EARNING ASSETS:
Fixed Rate Loans......................   $  7,807     $ 28,157     $ 35,964     $ 27,560       $ 53,209      $  8,692    $125,425
   Average Interest Rate..............       6.76%        6.66%        6.69%        6.53%          6.61%         6.84%       6.63%
Variable Rate Loans...................    351,445       19,848      371,293       11,158          8,065           730     391,246
   Average Interest Rate..............       7.65%        7.35%        7.64%        7.23%          7.19%         5.99%       7.61%
Fixed Rate Investments................      6,109       37,226       43,335       51,024          5,699            --     100,058
   Average Interest Rate..............       2.28%        3.67%        3.47%        4.42%          4.59%           --%       4.02%
Variable Rate Investments.............         --           --           --           --             --            --          --
   Average Interest Rate..............         --           --           --           --             --            --          --
Federal Funds Sold....................     23,564           --       23,564           --             --            --      23,564
   Average Interest Rate..............       4.25%          --         4.25%          --             --            --        4.25%
                                         --------     --------     --------     --------       --------      --------    --------
      Total interest-earning assets...   $388,925     $ 85,231     $474,156     $ 89,742       $ 66,973      $  9,422    $640,293
                                         ========     ========     ========     ========       ========      ========    ========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand...............   $ 26,559     $     --     $ 26,559     $     --       $     --      $     --    $ 26,559
    Average Interest Rate.............       0.40%          --         0.40%          --             --            --        0.40%
Savings and money market..............    159,810           --      159,810           --             --            --     159,810
    Average Interest Rate.............       2.34%          --         2.34%          --             --            --        2.34%
Time deposits.........................     15,727       54,618       70,345      126,450         38,404        14,461     249,660
    Average Interest Rate.............       2.96%        4.06%        3.82%        4.16%          4.04%         4.03%       4.04%
Funds borrowed........................     46,145       20,818       66,963        1,113         32,240         4,078     104,394
    Average Interest Rate.............       4.61%        3.80%        4.36%        5.33%          4.64%         5.21%       4.49%
                                         --------     --------     --------     --------       --------      --------    --------
      Total interest-bearing
         liabilities..................   $248,241     $ 75,436     $323,677     $127,563       $ 70,644      $ 18,539    $540,423
                                         ========     ========     ========     ========       ========      ========    ========

CUMULATIVE:
   Rate sensitive assets (RSA)........   $388,925     $474,156     $474,156     $563,898       $630,871      $640,293    $640,293
   Rate sensitive liabilities (RSL)...    248,241      323,677      323,677      451,240        521,884       540,423     540,423
      GAP (GAP = RSA - RSL)...........    140,684      150,479      150,479      112,658        108,987        99,870      99,870
RSA/RSL...............................     156.67%      146.49%      146.49%      124.97%        120.88%       118.48%
RSA/Total assets......................      56.40        68.76        68.76        81.77          91.49         92.85
RSL/Total assets......................      36.00        46.94        46.94        65.44          75.68         78.37
GAP/Total assets......................      20.40        21.82        21.82        16.34          15.80         14.48
GAP/RSA...............................      36.17        31.74        31.74        19.98          17.28         15.60

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          No items are reportable.

ITEM 9A: CONTROLS AND PROCEDURES

          Management, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon the evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

          During the year, the Company made no significant changes in internal controls over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

          On August 17, 2005 the Board increased the size of Class I directors and approved Michael J. Brown as a new director of the Company.

          On December 31, 2005 C. Ted McCarter resigned as Class II director of the Company. Mr. McCarter's position on the Board currently remains vacant.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the Company's directors and executive officers is included in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is hereby incorporated by reference.

          Information regarding the Bank's directors and executive officers is included in Part I of this Form 10-K under the caption "Directors and Executive Officers of the Registrant."

          The Company has adopted a code of conduct that applies to our principal executive, financial, and accounting officers. A copy of our code of conduct can be obtained by contacting us directly at:

Investor Relations
11935 Riley
Overland Park, KS 66213
913.338.1000
Email: ir@bankbv.com

ITEM 11: EXECUTIVE COMPENSATION

          This information is included in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          This information is included in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of December 31, 2005, the Bank had aggregate loans outstanding to such persons of approximately $12.3 million, which represented 26.50% of our stockholders' equity of $46.2 million on that date. These loans:

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

          This information is included in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders and is hereby incorporated by reference.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements and financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Form 10-K.

(b) The exhibits listed in the accompanying exhibit index are filed as part of this Form 10-K.

(c)  None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 2006                    By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated


Date: March 24, 2006                    By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


Date: March 24, 2006                    By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer
                                            (Principal Financial [and
                                            Accounting] Officer)


Date: March 24, 2006                    By: /s/ Donald H. Alexander
                                            ------------------------------------
                                             Donald H. Alexander, Director


Date: March 24, 2006                    By: /s/ Michael J. Brown
                                            ------------------------------------
                                            Michael J. Brown, Director


Date: March 24, 2006                    By: /s/ Wayne A. Henry, Jr.
                                            ------------------------------------
                                            Wayne A. Henry, Jr., Director


Date: March 24, 2006                    By: /s/ Thomas A. McDonnell
                                            ------------------------------------
                                            Thomas A. McDonnell, Director

Exhibits

3.1    Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2    Bylaws, as amended, of Blue Valley Ban Corp. *

4.1    1998 Equity Incentive Plan. *

4.2    1994 Stock Option Plan. *

4.3    Form of Agreement as to Expenses and Liabilities. *

4.4 Form of Indenture dated April 10, 2003, between Blue Valley Ban Corp and Wilmington Trust Company **

4.5    Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6    Guarantee Agreement dated April 10, 2003 **

4.7    Fee Agreement dated April 10, 2003 **

4.8    Specimen of Floating Rate Junior Subordinated Debt Security **

4.9 Form of Indenture dated as of July 29, 2005 between Blue Valley Ban Corp and Wilmington Trust Company***

4.10   Amended and Restated Declaration of Trust dated July 29, 2005***

4.11   Guarantee Agreement dated July 29, 2005***

10.1   Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2 Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen's Assurance Company of America, dated July 15, 1994. *

10.3 Assignment of Leases and Rents between Blue Valley Building and Businessmen's Assurance Company of America dated July 15, 1994. *

10.4   Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5   Term Note with JP Morgan Chase dated June 15, 2005 ****

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

** Filed with the Commission on March 19, 2004 as an Exhibit to Blue Valley's Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*** Filed with the Commission on July 29, 2005 as an Exhibit to Blue Valley's Current Report on Form 8-K. Exhibit incorporated herein by reference.

**** Filed with the Commission on March 24, 2005 as an Exhibit to Blue Valley's Annual Report on Form 10-K. Exhibit incorporated herein by reference.

                              BLUE VALLEY BAN CORP

                        DECEMBER 31, 2005, 2004 AND 2003

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp
Overland Park, Kansas

     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ BKD, LLP

Kansas City, Missouri
February 17, 2006

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004
                    (dollars in thousands, except share data)

                                     ASSETS

                                                                             2005       2004
                                                                           --------   --------
Cash and due from banks                                                    $ 16,493   $ 19,645
Interest bearing deposits in other financial institutions                    12,163        349
Federal funds sold                                                           11,401      2,500
                                                                           --------   --------
   Cash and cash equivalents                                                 40,057     22,494
Available-for-sale securities                                                99,987     66,350
Mortgage loans held for sale                                                 13,906     44,144
Loans, net of allowance for loan losses of $6,704 and $7,333 in 2005 and
   2004, respectively                                                       496,439    499,837
Premises and equipment, net                                                  18,593     19,988
Foreclosed assets held for sale, net                                            711      2,645
Interest receivable                                                           3,372      2,375
Deferred income taxes                                                         2,564      2,383
Prepaid expenses and other assets                                             4,647      3,538
Federal Home Loan Bank stock, Federal Reserve Bank stock,
   and other securities                                                       8,490      7,987
Core deposit intangible asset, at amortized cost                                823        976
                                                                           --------   --------
   Total assets                                                            $689,589   $672,717
                                                                           ========   ========

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             2005       2004
                                                                           --------   --------
LIABILITIES
   Deposits
      Demand                                                               $ 94,452   $ 84,764
      Savings, NOW and money market                                         185,234    220,104
      Time                                                                  249,655    217,778
                                                                           --------   --------
            Total deposits                                                  529,341    522,646

   Other interest-bearing liabilities                                        26,288     22,381
   Long-term debt                                                            78,106     80,088
   Interest payable and other liabilities                                     9,599      6,218
                                                                           --------   --------
            Total liabilities                                               643,334    631,333
                                                                           --------   --------

STOCKHOLDERS' EQUITY
   Capital stock
      Common stock, par value $1 per share;
         Authorized 15,000,000 shares; issued and outstanding
         2005 - 2,382,046 shares; 2004 - 2,327,086 shares                     2,382      2,327
   Additional paid-in capital                                                 9,212      8,099
   Retained earnings                                                         35,782     31,809
   Unearned compensation                                                       (648)      (594)
   Accumulated other comprehensive income
      Unrealized depreciation on available-for-sale securities, net of
         income taxes (credit) of $(315) in 2005 and $(171) in 2004            (473)      (257)
                                                                           --------   --------
               Total stockholders' equity                                    46,255     41,384
                                                                           --------   --------
               Total liabilities and stockholders' equity                  $689,589   $672,717
                                                                           ========   ========

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (dollars in thousands, except per share data)

                                                                      2005      2004      2003
                                                                    -------   -------   -------
INTEREST INCOME
   Interest and fees on loans                                       $37,492   $29,245   $28,293
   Federal funds sold                                                   580       157        49
   Available-for-sale securities                                      2,317     2,301     2,070
                                                                    -------   -------   -------
         Total interest income                                       40,389    31,703    30,412
                                                                    -------   -------   -------
INTEREST EXPENSE
   Interest-bearing demand deposits                                      94       169       165
   Savings and money market deposit accounts                          3,861     2,932     2,204
   Other time deposits                                                9,171     7,297     6,935
   Federal funds purchased and other interest-bearing liabilities       540       186       195
      Short-term debt                                                    17        25       256
   Long-term debt                                                     4,310     3,904     3,794
                                                                    -------   -------   -------
         Total interest expense                                      17,993    14,513    13,549
                                                                    -------   -------   -------
NET INTEREST INCOME                                                  22,396    17,190    16,863

PROVISION FOR LOAN LOSSES                                               230     1,965     1,350
                                                                    -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  22,166    15,225    15,513
                                                                    -------   -------   -------
NONINTEREST INCOME
   Loans held for sale fee income                                     7,408    10,358    19,866
   Service fees                                                       2,166     2,441     2,207
   Gains on available for sale securities, net                           --      524         --
   Other income                                                       1,727       617       463
                                                                    -------   -------   -------
         Total noninterest income                                    11,301    13,940    22,536
                                                                    -------   -------   -------
NONINTEREST EXPENSE
   Salaries and employee benefits                                    15,986    16,670    19,670
   Net occupancy expense                                              3,307     3,433     3,137
   Other operating expense                                            6,841     6,467     6,478
                                                                    -------   -------   -------
         Total noninterest expense                                   26,134    26,570    29,285
                                                                    -------   -------   -------
INCOME BEFORE INCOME TAXES                                            7,333     2,595     8,764

PROVISION FOR INCOME TAXES                                            2,764       665     3,130
                                                                    -------   -------   -------
NET INCOME                                                          $ 4,569   $ 1,930   $ 5,634
                                                                    =======   =======   =======
BASIC EARNINGS PER SHARE                                            $  1.95   $  0.84   $  2.51
                                                                    =======   =======   =======
DILUTED EARNINGS PER SHARE                                          $  1.91   $  0.82   $  2.43
                                                                    =======   =======   =======
DIVIDENDS PER SHARE                                                 $  0.25   $  0.20   $  0.15
                                                                    =======   =======   =======

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (dollars in thousands, except share data)

                                                                                      Additional
                                                             Comprehensive   Common     Paid-In    Retained
                                                                 Income       Stock     Capital    Earnings
                                                             -------------   ------   ----------   --------
BALANCE, DECEMBER 31, 2002                                                   $2,223     $6,284     $25,052

   Issuance of 56,450 shares of common stock                                     56      1,120
   Dividends on common stock ($0.15 per share)                                                        (342)
   Net income                                                   $5,634                               5,634

   Change in unrealized appreciation on
      available-for-sale securities, net of
      income taxes (credit) of $(143)                             (215)
                                                                ------       ------     ------     -------
                                                                $5,419
                                                                ======
BALANCE, DECEMBER 31, 2003                                                   $2,279     $7,404     $30,344
                                                                             ======     ======     =======

   Issuance of 47,925 shares of common stock                                     48        695
   Dividends on common stock ($0.20 per share)                                                        (465)
   Net income                                                    1,930                               1,930
   Restricted stock earned, net of forfeitures

   Change in unrealized appreciation on available-for-sale
      securities, net of income taxes (credit) of $(552)          (827)
                                                                ------       ------     ------     -------
                                                                $1,103
                                                                ======
BALANCE, DECEMBER 31, 2004                                                   $2,327     $8,099     $31,809
                                                                             ======     ======     =======

   Issuance of 54,960 shares of common stock                                     55      1,113
   Dividends on common stock ($0.25 per share)                                                        (596)
   Net income                                                    4,569                               4,569
   Restricted stock earned, net of forfeitures

   Change in unrealized appreciation on available-for-sale
      securities, net of income taxes (credit) of $(144)          (216)
                                                                ------       ------     ------     -------
                                                                $4,353
                                                                ======
                                                                             $2,382     $9,212     $35,782
BALANCE, DECEMBER 31, 2005                                                   ======     ======     =======

                                                                              Accumulated
                                                                                Other
                                                               Unearned     Comprehensive
                                                             Compensation      Income        Total
                                                             ------------   -------------   -------
BALANCE, DECEMBER 31, 2002                                      $  --           $ 785       $34,344

   Issuance of 56,450 shares of common stock                     (399)                          777
   Dividends on common stock ($0.15 per share)                                                 (342)
   Net income                                                                                 5,634

   Change in unrealized appreciation on
      available-for-sale securities, net of
      income taxes (credit) of $(143)                                            (215)         (215)
                                                                -----           -----       -------
BALANCE, DECEMBER 31, 2003                                      $(399)          $ 570       $40,198
                                                                =====           =====       =======

   Issuance of 47,925 shares of common stock                     (338)                          405
   Dividends on common stock ($0.20 per share)                                                 (465)
   Net income                                                                                 1,930
   Restricted stock earned, net of forfeitures                    143                           143

   Change in unrealized appreciation on available-for-sale
      securities, net of income taxes (credit) of $(552)                         (827)         (827)
                                                                -----           -----       -------
BALANCE, DECEMBER 31, 2004                                      $(594)          $(257)      $41,384
                                                                =====           =====       =======

   Issuance of 54,960 shares of common stock                     (355)                          813
   Dividends on common stock ($0.25 per share)                                                 (596)
   Net income                                                                                 4,569
   Restricted stock earned, net of forfeitures                    301                           301

   Change in unrealized appreciation on available-for-sale
      securities, net of income taxes (credit) of $(144)                         (216)         (216)
                                                                -----           -----       -------
BALANCE, DECEMBER 31, 2005                                      $(648)          $(473)      $46,255
                                                                =====           =====       =======

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                               2005    2004    2003
                                                                              -----   -----   -----
Reclassification Disclosure
   Unrealized depreciation on available-for-sale securities,
      net of income taxes (credit) of $(144), $(342) and $(143)
      for the periods ended December 31, 2005, 2004 and 2003, respectively    $(216)  $(513)  $(215)
   Less: reclassification adjustments for appreciation included in net income, net of income taxes of $0, $210 and $0 for the periods ended
      December 31, 2005, 2004 and 2003, respectively                             --     314      --
                                                                              -----   -----   -----
   Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(144), $(552), and $(143) for the
      periods ended December 31, 2005, 2004 and 2003, respectively            $(216)  $(827)  $(215)
                                                                              =====   =====   =====

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (dollars in thousands)

                                                                               2005        2004         2003
                                                                            ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   4,569   $   1,930   $     5,634
   Adjustments to reconcile net income to net cash flow
      From operating activities:
         Depreciation and amortization                                          1,857       1,863         1,579
         Amortization (accretion) of premiums and discounts on securities         (44)        (28)           38
         Provision for loan losses                                                230       1,965         1,350
         Deferred income taxes                                                    149        (530)          529
         Stock dividend on FHLB securities                                       (353)       (240)           --
         Net gain on available-for-sale securities                                 --        (524)           --
         Net loss on sale of foreclosed assets                                     34         104            58
         Net (gain) loss on sale of premises and equipment                       (344)          5           (18)
         Restricted stock earned and forfeited                                    301         143            --
         Originations of loans held for sale                                 (675,636)   (883,406)   (1,544,916)
         Proceeds from the sale of loans held for sale                        705,874     857,560     1,645,891
      Changes in:
         Interest receivable                                                     (997)       (452)           91
         Prepaid expenses and other assets                                     (1,546)       (305)       (1,353)
         Interest payable and other liabilities                                 3,293       1,114        (1,374)
                                                                            ---------   ---------   -----------
            Net cash provided by (used in) operating activities                37,387     (20,801)      107,509
                                                                            ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                   (4,334)    (90,650)      (46,439)
   Proceeds from sales of loan participations                                   6,400       3,635            --
   Purchase of premises and equipment                                            (707)     (3,094)       (9,099)
   Proceeds from sale of premises and equipment                                   993          --            18
   Proceeds from the sale of foreclosed assets                                  3,002         448           828
   Proceeds from sales of available-for-sale securities                            --      21,270            --
   Proceeds from maturities of available-for-sale securities                   26,440      49,564        80,168
   Purchases of available-for-sale securities                                 (60,393)    (31,974)     (124,936)
   Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock,
      and other securities                                                       (150)         --        (2,345)
   Proceeds  from the sale of Federal Home Loan Bank stock, Federal
      Reserve Bank stock, and other securities                                     --          95            --
                                                                            ---------   ---------   -----------
            Net cash used in investing activities                             (28,749)    (50,706)     (101,805)
                                                                            ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in demand deposits, money market, NOW and
      savings accounts                                                        (25,182)     39,520        11,204
   Net increase in time deposits                                               31,877      12,631        35,504
   Repayments of long-term debt                                               (23,269)    (21,706)       (4,670)
   Proceeds from long-term debt                                                21,244      13,500        22,825
   Net payments on short-term debt                                                 --          --       (35,000)
   Net proceeds from other financing activities                                   348         405           777
   Net increase (decrease) in federal funds purchased and other
      interest-bearing liabilities                                              3,907      (1,066)      (13,382)
                                                                            ---------   ----------  -----------
            Net cash provided by financing activities                           8,925      43,284        17,258
                                                                            ---------   ---------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               17,563     (28,223)       22,962
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   22,494      50,717        27,755
                                                                            ---------   ---------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  40,057   $  22,494   $    50,717
                                                                            =========   =========   ===========
SUPPLEMENTAL CASH FLOWS INFORMATION
   Loans transferred to foreclosed assets held for sale                     $   1,102   $   2,781   $       688
   Restricted stock issued                                                  $     355   $     338   $       399
   Cash dividends declared on common stock                                  $     596   $     465   $       342
   Interest paid                                                            $  17,742   $  14,511   $    13,195
   Income taxes paid (net of refunds)                                       $   1,289   $     635   $     4,771

See Notes to Consolidated Financial Statements

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corp., Blue Valley Insurance Services, Inc., BVBC Capital Trust II and BVBC Capital Trust III through 100% ownership of each. In addition, the Company owns 49% of Homeland Title, LLC.

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

     The Blue Valley Building Corp. is primarily engaged in leasing real property at its facilities in Overland Park and Leawood, Kansas.

     BVBC Capital Trust II and III are Delaware business trusts created in 2003 and 2005, respectively, to offer trust preferred securities and to purchase the Company's prior subordinated debentures. The Trusts have terms of 35 years, but may dissolve earlier as provided in their trust agreements.

     Homeland Title, LLC is a company providing title and settlement services.

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

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Blue Valley Ban Corp and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005, cash equivalents consisted of federal funds sold.

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005 was $824,000.

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

     The Company uses the equity method of accounting for Homeland Title, LLC. As such, the Company's investment in Homeland Title, LLC is included in Other Assets and its share of Homeland Title, LLC's net income is included in Other Income.

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CORE DEPOSIT INTANGIBLE ASSETS

     Unamortized core deposit intangible assets aggregated $823,000 and $976,000 (originally $2,576,000) at December 31, 2005 and 2004, respectively, and are amortized over a 15-year period using the straight-line method.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CORE DEPOSIT INTANGIBLE ASSETS (CONTINUED)

     Amortization expense related to core deposit intangible assets was $152,000 for each of the years 2005, 2004 and 2003. Expected amortization for each of the next five years is $152,000 and $63,000 in total thereafter.

FEE INCOME

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

RECLASSIFICATION

     Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.

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

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the year. The computation of per share earnings is as follows:

                                                          2005          2004         2003
                                                      -----------   -----------   ----------
                                                          (IN THOUSANDS, EXCEPT SHARE AND
                                                                  PER SHARE DATA)
Net income, as reported                               $     4,569   $     1,930   $    5,634
                                                      -----------   -----------   ----------
Add: Total stock-based employee compensation
   recognized in net income, net of income
   taxes of $89, $51 and $0 for the years ended
   December 31, 2005, 2004 and 2003,
   respectively                                               133            77           --
Less: Total stock-based compensation cost
   determined under the fair value based method,
   net of income tax credits of $(89), $(51) and $0
   for the years ended December 31, 2005, 2004 and
   2003, respectively                                        (133)          (77)          --
                                                      -----------   -----------   ----------
      Pro forma net income                            $     4,569   $     1,930   $    5,634
                                                      ===========   ===========   ==========
Average common shares outstanding                       2,348,805     2,302,564    2,244,930
Average common share stock options outstanding             39,726        57,497       75,910
                                                      -----------   -----------   ----------
Average diluted common shares                           2,388,531     2,360,061    2,320,840
                                                      ===========   ===========   ==========
      Basic earnings per share                        $      1.95   $      0.84   $     2.51
                                                      ===========   ===========   ==========
      Diluted earnings per share                      $      1.91   $      0.82   $     2.43
                                                      ===========   ===========   ==========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its Equity Incentive Plan and no compensation cost has been recognized. Had compensation cost for the Company's stock options issued under its Equity Incentive Plan been determined based on the fair value of the options at the grant dates using the minimum value method under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                            2005     2004     2003
                                           ------   ------   ------
                                             (IN THOUSANDS, EXCEPT
                                                PER SHARE DATA)
Net income                   As reported   $4,569   $1,930   $5,634
                             Pro forma     $4,569   $1,930   $5,618
Basic earnings per share     As reported   $ 1.95   $ 0.84   $ 2.51
                             Pro forma     $ 1.95   $ 0.84   $ 2.50
Diluted earnings per share   As reported   $ 1.91   $ 0.82   $ 2.43
                             Pro forma     $ 1.91   $ 0.82   $ 2.42

     The expected life of options outstanding is based on the historical experience of the Company. During 2005, 2004 and 2003, the Company issued no stock options.

NOTE 2: AVAILABLE-FOR-SALE SECURITIES

     The amortized cost and estimated fair value of available-for-sale securities are as follows:

                                                   December 31, 2005
                                   ------------------------------------------------
                                                 Gross         Gross
                                   Amortized   Unrealized   Unrealized   Estimated
                                      Cost       Gains        Losses     Fair Value
                                   ---------   ----------   ----------   ----------
                                                (dollars in thousands)
U.S. Government agencies            $ 99,387       $40        $(760)       $98,667
State and political subdivisions         670         4           --            674
Equity and other securities              718        --          (72)           646
                                    --------       ---        -----        -------
                                    $100,775       $44        $(832)       $99,987
                                    ========       ===        =====        =======

                                                   December 31, 2004
                                   ------------------------------------------------
                                                 Gross         Gross
                                   Amortized   Unrealized   Unrealized   Estimated
                                      Cost       Gains        Losses     Fair Value
                                   ---------   ----------   ----------   ----------
                                                (dollars in thousands)
U.S. Government agencies            $63,950        $ 6        $(395)       $63,561
State and political subdivisions      2,110         23            -          2,133
Equity and other                        718          -          (62)           656
                                    -------        ---        -----        -------
                                    $66,778        $29        $(457)       $66,350
                                    =======        ===        =====        =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2: AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Amortized    Estimated
                                      Cost     Fair Value
                                   ---------   ----------
                                   (dollars in thousands)
Due in one year or less             $ 32,292     $31,997
Due after one through five years      67,765      67,344
Due after five years                      --          --
                                    --------     -------
   Total                             100,057      99,341
Equity and other securities              718         646
                                    --------     -------
                                    $100,775     $99,987
                                    ========     =======

     The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $20,736,000 at December 31, 2005 and $24,968,000 at December 31, 2004.

     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities. At December 31, 2005, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

                                                       2005      2004
                                                     -------   -------
                                                        (dollars in
                                                         thousands)
Balance as of December 31                            $24,929   $21,118
Carrying value of securities pledged to secure
   agreements to repurchases at December 31          $24,703   $33,761
Average balance during the year of securities sold
   under agreements to repurchase                    $23,152   $24,100
Maximum amount outstanding at any month-end during
   the year                                          $25,252   $25,134

     Gross gains of $0, $606,000, and $0 were realized in 2005, 2004 and 2003, respectively, and no gross losses were realized in 2005, 2004 and 2003, respectively, from sales of available-for-sale securities. During 2004, the Company recorded an $82,000 loss on an investment security for an impairment which was determined to be other than temporary.

     Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. These declines in fair value resulted primarily from increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 2: AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

     Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

                                                           December 31, 2005
                                           -------------------------------------------------
                                             Less than 12 Months        12 Months or More               Total
                                           -----------------------   -----------------------   -----------------------
            Description of                              Unrealized                Unrealized                Unrealized
              Securities                   Fair Value     Losses     Fair Value     Losses     Fair Value      Losses
----------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government agencies                     $41,131       $344        $34,575       $416        $75,706       $760
State and political subdivisions                  --         --             --         --             --         --
Equity and other securities                       --         --            646         72            646         72
                                             -------       ----        -------       ----        -------       ----
   Total temporarily impaired securities     $41,131       $344        $35,221       $488        $76,352       $832
                                             =======       ====        =======       ====        =======       ====

                                                           December 31, 2004
                                           -------------------------------------------------
                                             Less than 12 Months        12 Months or More               Total
                                           -----------------------   -----------------------   -----------------------
            Description of                              Unrealized                Unrealized                Unrealized
              Securities                   Fair Value     Losses     Fair Value     Losses     Fair Value      Losses
----------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government agencies                     $37,741       $231        $18,830       $164        $56,571       $395
State and political subdivisions                  --         --             --         --             --         --
Equity and other securities                       --         --            656         62            656         62
                                             -------       ----        -------       ----        -------       ----
   Total temporarily impaired securities     $37,741       $231        $19,486       $226        $57,227       $457
                                             =======       ====        =======       ====        =======       ====

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at December 31, 2005 and 2004 include the following:

                                       2005       2004
                                     --------   --------
                                         (dollars in
                                          thousands)
Commercial loans                     $112,452   $117,604
Commercial real estate loans          114,562    126,205
Construction loans                    139,662    130,631
Lease financing                        18,238     21,203
Residential real estate loans          39,371     30,886
Consumer loans                         45,221     48,950
Home equity loans                      33,637     31,691
                                     --------   --------
Total loans                           503,143    507,170
   Less: Allowance for loan losses      6,704      7,333
                                     --------   --------
   Net loans                         $496,439   $499,837
                                     ========   ========

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     Activity in the allowance for loan losses was as follows:

                                               2005      2004      2003
                                              ------   -------   -------
                                                 (dollars in thousands)
Balance, beginning of year                    $7,333   $ 7,051   $ 6,914
   Provision charged to expense                  230     1,965     1,350
   Losses charged off, net of recoveries
      of $269,000, $300,000 and $341,000
      for 2005, 2004 and 2003, respectively     (859)   (1,683)   (1,213)
                                              ------   -------   -------
Balance, end of year                          $6,704   $ 7,333   $ 7,051
                                              ======   =======   =======

     Impaired loans totaled $11,080,000 and $12,847,000 at December 31, 2005 and 2004, respectively, with related allowances for loan losses of $1,200,000 and $1,754,000, respectively. At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $2.0 million and $2.2 million respectively. Non-accrual loans were $2.4 million and $2.2 million at December 31, 2005 and 2004, respectively.

     Total interest income of $742,000, $745,000 and $736,000 was recognized on average impaired loans of $10.4 million, $13.8 million and $11.7 million for 2005, 2004 and 2003, respectively. Included in this total is cash-basis interest income of $15,000, $46,000 and $67,000 recognized on impaired loans on nonaccrual during 2005, 2004 and 2003, respectively.

NOTE 4: PREMISES AND EQUIPMENT

     Major classifications of these assets are as follows:

                                  2005      2004
                                -------   -------
                                   (dollars in
                                    thousands)
Land                            $ 4,185   $ 4,724
Building and improvements        14,511    14,375
Furniture and equipment           6,187     5,853
Land improvements, net              285       285
                                -------   -------
                                 25,168    25,237
Less accumulated depreciation     6,575     5,249
                                -------   -------
Total premises and equipment    $18,593   $19,988
                                =======   =======

NOTE 5: INTEREST-BEARING DEPOSITS

     Interest-bearing time deposits in denominations of $100,000 or more were $132,143,000 on December 31, 2005 and $95,819,000 on December 31, 2004. The
Company acquires brokered deposits in the normal course of business. At December 31, 2005 and 2004, brokered deposits of $27,073,000 and $471,000, respectively, were included in the Company's time deposit balance.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 5: INTEREST-BEARING DEPOSITS (CONTINUED)

     At December 31, 2005, the scheduled maturities of time deposits are as follows:

                      (dollars in thousands)
2006                        $ 70,341
2007                         126,441
2008                          11,801
2009                          13,711
2010                          12,898
2011 and thereafter           14,463
                            --------
                            $249,655
                            ========

NOTE 6: OPERATING LEASES

     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2012. Minimum future rent receivable under noncancellable operating leases at December 31, 2005 was as follows:

                      (dollars in thousands)
2006                          $377
2007                           191
2008                           105
2009                            78
2010                            78
2011 and thereafter            143
                              ----
                              $972
                              ====

     Effective June 30, 2005, the Company no longer leases space from others under noncancellable operating leases. Consolidated rental and operating lease expenses were $34,000 in 2005 and $289,000 in 2004 and 2003.

NOTE 7: INCOME TAXES

     The provision for income taxes consists of the following:

                           2005     2004     2003
                          ------   ------   ------
                           (dollars in thousands)
Taxes currently payable   $2,615   $1,195   $2,601
Deferred income taxes        149     (530)     529
                          ------   ------   ------
                          $2,764   $  665   $3,130
                          ======   ======   ======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 7:  INCOME TAXES (CONTINUED)

        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                        2005     2004    2003
                                       ------   -----   ------
                                        (dollars in thousands)
Computed at the statutory rate (34%)   $2,493   $ 882   $2,980
Increase (decrease) resulting from:
   Tax-exempt interest                    (54)   (167)    (225)
   State income taxes                     232     103      232
   Other                                   93    (153)     143
                                       ------   -----   ------
Actual tax provision                   $2,764   $ 665   $3,130
                                       ======   =====   ======

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2005 and 2004 consolidated balance sheets are as follows:

                                                    2005     2004
                                                   ------   ------
                                                     (dollars in
                                                      thousands)
Deferred tax assets:
   Allowance for loan losses                       $2,547   $2,597
   Accrued compensated absences                        22       41
   Accumulated depreciation on available-for-
      sale securities                                 315      171
   Mark to market - Mortgage loans held for sale       39      139
   Other                                              513      269
                                                   ------   ------
                                                    3,436    3,217
                                                   ------   ------
Deferred tax liabilities:
   Accumulated depreciation                          (600)    (696)
   Accumulated appreciation on available-for-
      sale securities                                  --       --
   FHLBank stock basis                               (272)    (138)
   Other                                               --       --
                                                   ------   ------
                                                     (872)    (834)
                                                   ------   ------
         Net deferred tax asset                    $2,564   $2,383
                                                   ======   ======

NOTE 8: SHORT TERM DEBT

     The Company has a $15 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.63%. The line of credit is secured by stock in the Company's subsidiary bank and matures during 2006. As of December 31, 2005 and 2004, the Company had no outstanding balance on this line of credit.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 9: LONG TERM DEBT

     Long-term debt at December 31, 2005 and 2004 consisted of the following components:

                                                         2005      2004
                                                       -------   -------
                                                          (dollars in
                                                           thousands)
Note payable - Ban Corp (A)                            $ 3,981   $    --
Note payable - Blue Valley Building Corp. (B)            7,037     7,500
Federal Home Loan Bank advances (C)                     47,500    48,500
Subordinated Debentures - BVBC Capital Trust I (D)          --    11,856
Subordinated Debentures - BVBC Capital Trust II (E)      7,732     7,732
Subordinated Debentures - BVBC Capital Trust III (F)    11,856        --
                                                       -------   -------
Total long-term debt                                   $78,106   $80,088
                                                       =======   =======

(A) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 10).

(B) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents.

(C) Due in 2008, 2010, 2011, 2013 and 2015; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2005, approximately $68,094,000 was available.

(D) Due in 2030; interest only at 10.375% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company prepaid the subordinated debentures on September 30, 2005.

(E) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(F) Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (E) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

     Aggregate annual maturities of long-term debt at December 31, 2005 are as follows:

             (dollars in thousands)
2006                 $ 1,087
2007                   1,113
2008                  11,140
2009                   1,169
2010                   6,199
Thereafter            57,398
                     -------
                     $78,106
                     =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

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

     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through December 31, 2005. No gain or loss has been recognized related to the derivative as the amount is insignificant to the financial statements.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank's actual capital amounts and ratios are also presented in the table.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 11: REGULATORY MATTERS (CONTINUED)

                                                                  To Be Well Capitalized
                                                                       Under Prompt
                                                 For Capital            Corrective
                                 Actual       Adequacy Purposes      Action Provisions
                            ---------------   -----------------   ----------------------
                             Amount   Ratio     Amount   Ratio         Amount   Ratio
                            -------   -----    -------   -----        -------   -----
                                                (dollars in thousands)
AS OF DECEMBER 31, 2005:
Total Capital
(to Risk Weighted Assets)
   Consolidated             $72,197   12.04%   $47,990   8.00%          N/A
                            =======   =====    =======   ====
   Bank Only                $67,637   11.63%   $46,511   8.00%        $58,138   10.00%
                            =======   =====    =======   ====         =======   =====
Tier 1 Capital
(to Risk Weighted Assets)
   Consolidated             $61,481   10.25%   $23,995   4.00%          N/A
                            =======   =====    =======   ====
   Bank Only                $60,934   10.48%   $23,255   4.00%        $34,883    6.00%
                            =======   =====    =======   ====         =======   =====
Tier 1 Capital
(to Average Assets)
    Consolidated            $61,481    8.86%   $27,762   4.00%          N/A
                            =======   =====    =======   ====
    Bank Only               $60,934    8.91%   $27,358   4.00%        $34,198    5.00%
                            =======   =====    =======   ====         =======   =====

                                                                  To Be Well Capitalized
                                                                       Under Prompt
                                                 For Capital            Corrective
                                 Actual       Adequacy Purposes      Action Provisions
                            ---------------   -----------------   ----------------------
                             Amount   Ratio     Amount   Ratio         Amount   Ratio
                            -------   -----    -------   -----        -------   -----
                                                (dollars in thousands)
AS OF DECEMBER 31, 2004:
Total Capital
(to Risk Weighted Assets)
   Consolidated             $67,586   11.15%   $48,471   8.00%          N/A
                            =======   =====    =======   ====
   Bank Only                $62,180   10.58%   $47,031   8.00%        $58,789   10.00%
                            =======   =====    =======   ====         =======   =====
Tier 1 Capital
(to Risk Weighted Assets)
   Consolidated             $54,545    9.00%   $24,235   4.00%          N/A
                            =======   =====    =======   ====
   Bank Only                $54,847    9.33%   $23,515   4.00%        $35,273    6.00%
                            =======   =====    =======   ====         =======   =====
Tier 1 Capital
(to Average Assets)
   Consolidated             $54,545    8.45%   $25,834   4.00%          N/A
                            =======   =====    =======   ====
   Bank Only                $54,847    8.43%   $26,031   4.00%        $32,539    5.00%
                            =======   =====    =======   ====         =======   =====

     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2005, approximately $12,390,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: TRANSACTIONS WITH RELATED PARTIES

     At December 31, 2005 and 2004, the Company had loans outstanding to executive officers, directors and to companies in which the Bank's executive officers or directors were principal owners, in the amounts of $12,258,000 and $14,195,000, respectively. Related party transactions for 2005 and 2004 were as follows:


                                     2005      2004
                                   -------   -------
                                      (dollars in
                                       thousands)
Balance, beginning of year         $14,195   $ 5,976
New loans                            2,416    10,270
Repayments and reclassifications    (4,353)   (2,051)
                                   -------   -------
Balance, end of year               $12,258   $14,195
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

NOTE 13: PROFIT SHARING AND 401(K) PLANS

     The Company's profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company's 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company's matching contributions to the 401(k) plan are vested immediately. Combined Company contributions charged to expense for 2005, 2004 and 2003 were $698,000, $658,000 and $681,000, respectively.

NOTE 14: EQUITY INCENTIVE COMPENSATION

     The Company has an Equity Incentive Plan (the "Plan") which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.

     Under the fixed option provisions of the Plan, the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2005, the Company had 228,334 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years.

     During 2005, 2004 and 2003, the Company granted no stock options, but did grant 12,400, 14,100 and 13,275 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vest in the stock after three years for the 2003 grant, two years for the 2004 grant, and one year for the 2005 grant. The basis of the restricted shares granted, equal to the fair value of the Company's stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. During 2005, 2004 and 2003, 2,925, 500 and 0 shares of restricted stock were forfeited, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

     A summary of the status of option shares under the plan at December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

NOTE 14: EQUITY INCENTIVE COMPENSATION (CONTINUED)

                                          2005                  2004                2003
                                   ------------------   ------------------   ------------------
                                             Weighted             Weighted             Weighted
                                              Average              Average              Average
                                             Exercise             Exercise             Exercise
                                    Shares     Price     Shares     Price    Shares     Price
                                   -------   --------   -------   --------   -------   --------
Outstanding, beginning of year     155,000    $17.80    188,300    $16.70    235,575    $17.02
Granted                                 --        --         --        --         --        --
Exercised                          (41,425)    16.00    (31,825)    10.96    (41,675)    17.77
Forfeited                           (2,175)    22.47     (1,475)    25.00     (5,600)    22.30
                                   -------              -------              -------
Outstanding, end of year           111,400    $18.38    155,000    $17.80    188,300    $16.70
                                   =======              =======              =======
Options exercisable, end of year   111,400    $18.38    155,000    $17.80    164,350    $15.49
                                   =======              =======              =======

     The weighted-average remaining contractual life of option shares at December 31, 2005 was 5.30 years. Exercise prices ranged from $6.25 to $25.00. Information about options outstanding and exercisable as of December 31, 2005 is set forth in the following table.

                       Options Outstanding and Exercisable

Exercise    Number Outstanding and        Weighted Average        Weighted Average
 Prices    Exercisable at 12/31/05   Remaining Contractual Life    Exercise Price
--------   -----------------------   --------------------------   ----------------
$ 6.25              3,000                      1 year                  $ 6.25
  7.50              5,000                      2 years                   7.50
 11.25              8,400                      3 years                  11.25
 14.38             10,700                      4 years                  14.38
 16.50             21,550                      5 years                  16.50
 19.50             33,000                      6 years                  19.50
 25.00             29,750                      7 years                  25.00
                  -------
                  111,400
                  =======

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN

     The 2004 Blue Valley Ban Corp employee stock purchase plan ("ESPP") provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company's Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February, 2004. At the end of the plan year ending January 2005, 4,060 shares were purchased under this plan at a price of $19.55 per share.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 16: OTHER INCOME/EXPENSE

Other operating expenses consist of the following:

                     2005     2004     2003
                    ------   ------   ------
                     (dollars in thousands)
Advertising         $1,413   $1,315   $1,277
Data processing        863      712      556
Professional fees      790      815      810
Other expense        3,775    3,625    3,835
                    ------   ------   ------
   Total            $6,841   $6,467   $6,478
                    ======   ======   ======

Other income consists of the following:

                      2005    2004   2003
                     ------   ----   ----
                          (dollars in
                          thousands)
Rental income        $  351   $192   $154
Other income          1,376    425    309
                     ------   ----   ----
   Total             $1,727   $617   $463
                     ======   ====   ====

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

FEDERAL HOME LOAN BANK STOCK, FEDERAL RESERVE BANK STOCK, AND OTHER SECURITIES

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

     The carrying amounts for these securities approximate their fair value.

NOTE 17: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                2005                  2004
                                                        -------------------   -------------------
                                                        Carrying     Fair     Carrying     Fair
                                                         Amount      Value     Amount      Value
                                                        --------   --------   --------   --------
Financial assets:                                                 (dollars in thousands)
   Cash and cash equivalents                            $ 40,057   $ 40,057   $ 22,494   $ 22,494
   Available-for-sale securities                          99,987     99,987     66,350     66,350
   Mortgage loans held for sale                           13,906     13,906     44,144     44,144
   Interest receivable                                     3,372      3,372      2,375      2,375
   Loans, net of allowance for loan losses               496,439    492,320    499,837    497,809
   Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                          8,490      8,490      7,987      7,987

Financial liabilities:
   Deposits                                              529,341    501,313    522,646    521,936
   Other interest bearing liabilities                     26,288     26,288     22,381     22,381
   Long-term debt                                         78,106     77,326     80,088     81,265
   Interest payable                                        1,678      1,678      1,190      1,190

Unrecognized financial instruments
   (net of amortization):
      Commitments to extend credit                            --         --         --         --
      Letters of credit                                       --         --         --         --
      Lines of credit                                         --         --         --         --
      Forward commitments                                     --         --         --         --

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

     At December 31, 2005 and 2004, the Company had outstanding commitments to originate loans aggregating approximately $13,513,000 and $36,980,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.

     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 18: COMMITMENTS AND CREDIT RISKS (CONTINUED)

     Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.

     Total mortgage loans in the process of origination amounted to $36,179,000 and $57,378,000 and mortgage loans held for sale amounted to $13,906,000 and $44,144,000 at December 31, 2005 and 2004, respectively. Related forward commitments to sell mortgage loans amounted to approximately $50,085,000 and $101,522,000 at December 31, 2005 and 2004, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.

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

     The Company had total outstanding letters of credit amounting to $14,679,000 and $13,604,000 at December 31, 2005 and 2004, respectively.

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

     At December 31, 2005 and 2004, unused lines of credit borrowings aggregated approximately $182,983,000 and $168,840,000, respectively.

     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2005 and 2004, federal funds sold totaling $11,401,000 and $2,500,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $8,401,000 and $2,500,000 on those dates, respectively.

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 19: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1:
Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

                                                            2005                                        2004
                                         -----------------------------------------   -----------------------------------------
                                          FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                          QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations
   Net interest income after provision
      for loan losses                    $  6,247   $  5,858   $  5,222   $  4,840   $  3,821   $  3,865   $  3,736   $  3,803
   Noninterest income                       2,498      3,328      2,669      2,807      3,155      3,270      4,103      3,412
   Noninterest expense                      6,551      6,628      6,594      6,361      7,069      6,428      6,911      6,162
                                         --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes                  2,194      2,558      1,297      1,286        (93)       707        928      1,053
Income taxes                                  819        964        494        490        (99)       174        247        343
                                         --------   --------   --------   --------   --------   --------   --------   --------
   Net income                            $  1,375   $  1,594   $    803   $    796   $      6   $    533   $    681   $    710
                                         ========   ========   ========   ========   ========   ========   ========   ========
Net Income per Share Data
   Basic                                 $   0.58   $   0.68   $   0.34   $   0.34   $   0.00   $   0.23   $   0.30   $   0.31
                                         ========   ========   ========   ========   ========   ========   ========   ========
   Diluted                               $   0.57   $   0.67   $   0.34   $   0.34   $   0.00   $   0.23   $   0.29   $   0.30
                                         ========   ========   ========   ========   ========   ========   ========   ========
Balance Sheet
   Total assets                          $689,589   $707,188   $693,858   $684,643   $672,717   $669,892   $637,353   $626,036
   Total loans, net                       496,439    507,018    505,243    513,616    499,837    470,155    448,785    444,277
   Stockholders' equity                    46,255     45,124     43,343     42,179     41,384     42,028     41,388     41,150

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

NOTE 20: LEGAL PROCEEDINGS

     On October 13, 2004, we became a defendant in a lawsuit filed in the United States District Court, Kansas District by former mortgage loan originators. The plaintiffs claimed that the Bank did not compensate them appropriately for overtime hours worked in accordance with the Fair Labor Standards Act. On November 18, 2005, we entered into an agreement to settle the existing claims and potential claims asserted by the mortgage loan originators of approximately $1.1 million. Associated costs to defend the litigation totaled approximately $58,500 in 2004 and $189,600 in 2005. In consideration of payments to be made to the plaintiffs and plaintiffs' attorney, all claims and potential wage and hour claims asserted in and/or which could have been asserted by such plaintiffs were released. We currently do not anticipate any significant additional financial impact from this litigation. There are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 21: FUTURE CHANGE IN ACCOUNTING PRINCIPLE

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

exceptions) and recognize that cost over the service period. SFAS 123 (revised
2004) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to

NOTE 21: FUTURE CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Employees." The provisions of SFAS 123 (revised 2004) will be effective for the Company's first interim reporting period beginning after December 15, 2005. We do not expect the adoption of SFAS 123 (revised 2004) will have a material impact on the consolidated financial statements.

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                     2005      2004
                                                                   -------   -------
                                                                     (In thousands)
ASSETS
   Cash and cash equivalents                                       $   964   $ 2,058
   Investments in subsidiaries:
      Bank of Blue Valley                                           61,284    55,566
      Blue Valley Building Corp.                                     7,918     7,648
      Blue Valley Insurance Services, Inc.                              16        18
      BVBC Capital Trust I                                              --       356
      BVBC Capital Trust II                                            232       232
      BVBC Capital Trust III                                           356        --
   Other assets                                                      3,461     2,781
                                                                   -------   -------
         Total Assets                                              $74,231   $68,659
                                                                   =======   =======
LIABILITIES
   Long-term debt                                                  $ 3,981   $ 4,500
   Subordinated debentures                                          19,588    19,588
   Other liabilities                                                 4,407     3,187
                                                                   -------   -------
         Total Liabilities                                          27,976    27,275
                                                                   -------   -------
STOCKHOLDERS' EQUITY
   Common stock                                                      2,382     2,327
   Additional paid-in capital                                        9,212     8,099
   Retained earnings                                                35,782    31,809
   Unearned compensation                                              (648)     (594)
   Unrealized depreciation on available-for-sale securities,
      net of income tax credits of $(316) and $(171) at 2005 and
      2004, respectively                                              (473)     (257)
                                                                   -------   -------
         Total Stockholders' Equity                                 46,255    41,384
                                                                   -------   -------
         Total Liabilities and Stockholders' Equity                $74,231   $68,659
                                                                   =======   =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                               2005      2004      2003
                                                             -------   -------   -------
                                                                    (In thousands)
Income
   Dividends from subsidiaries                               $    52   $11,328   $   445
   Other income                                                   64         7        39
                                                             -------   -------   -------
                                                                 116    11,335       484

Expenses                                                       2,572     2,514     2,189
                                                             -------   -------   -------

Income (loss) before income taxes and equity in
   undistributed net income of subsidiaries                   (2,456)    8,821    (1,705)
Credit for income taxes                                         (835)   (1,086)     (716)
                                                             -------   -------   -------

Income (loss) before equity in undistributed net income of
   subsidiaries                                               (1,621)    9,907      (989)
Equity in undistributed (distributions in excess of) net
   income of subsidiaries                                      6,190    (7,977)    6,623
                                                             -------   -------   -------
Net income                                                   $ 4,569   $ 1,930   $ 5,634
                                                             =======   =======   =======

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 2005        2003       2003
                                                               --------    -------    -------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $  4,569    $ 1,930    $ 5,634
   Items not requiring (providing) cash:
      Deferred income taxes                                         835        836         82
      Equity in undistributed income of subsidiaries             (6,190)     7,977     (6,623)
      Restricted stock earned                                       301        143         --
   Changes in:
      Other assets                                               (1,515)    (1,338)      (517)
      Other liabilities                                             624        451        504
                                                               --------    -------    -------
         Net cash provided by (used in) operating activities     (1,376)     9,999       (920)
                                                               --------    -------    -------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital contributed to subsidiary                                (12)    (8,727)    (7,943)
                                                               --------    -------    -------
         Net cash used in investing activities                      (12)    (8,727)    (7,943)
                                                               --------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of long-term debt                                 (12,375)      (425)    (4,495)
   Proceeds from long-term debt                                  11,856         --     13,057
   Proceeds from sale of common stock                               813        405        777
                                                               --------    -------    -------
         Net cash provided by (used in) financing activities        294        (20)     9,339
                                                               --------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,094)     1,252        476

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      2,058        806        330
                                                               --------    -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $    964    $ 2,058    $   806
                                                               ========    =======    =======