Form 10-K/A
period 2005-12-31
BLUE VALLEY BAN CORP
filed 2006-03-30
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Part III - Proxy Statement for the 2006 Annual Meeting of Stockholders

                              BLUE VALLEY BAN CORP
                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                EXPLANATORY NOTE

The Company's Form 10-K Annual Report for the fiscal year ended December 31, 2005 is being amended hereby solely for the purpose of restating the fair value of deposits in the table on page F-25 (Note 17) of Part IV. This restatement is done to correct an error in the calculation of the fair value of deposits. This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect the occurrence of any events after the filing of the Form 10-K.

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


Date: March 30, 2006                    By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated


Date: March 30, 2006                    By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


Date: March 30, 2006                    By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer
                                            (Principal Financial [and
                                            Accounting] Officer)


Date: March 30, 2006                    By: /s/ Donald H. Alexander
                                            ------------------------------------
                                             Donald H. Alexander, Director


Date: March 30, 2006                    By: /s/ Michael J. Brown
                                            ------------------------------------
                                            Michael J. Brown, Director


Date: March 30, 2006                    By: /s/ Wayne A. Henry, Jr.
                                            ------------------------------------
                                            Wayne A. Henry, Jr., Director


Date: March 30, 2006                    By: /s/ Thomas A. McDonnell
                                            ------------------------------------
                                            Thomas A. McDonnell, Director

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

                              BLUE VALLEY BAN CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                2005                  2004
                                                        -------------------   -------------------
                                                        Carrying     Fair     Carrying     Fair
                                                         Amount      Value     Amount      Value
                                                        --------   --------   --------   --------
Financial assets:                                                 (dollars in thousands)
   Cash and cash equivalents                            $ 40,057   $ 40,057   $ 22,494   $ 22,494
   Available-for-sale securities                          99,987     99,987     66,350     66,350
   Mortgage loans held for sale                           13,906     13,906     44,144     44,144
   Interest receivable                                     3,372      3,372      2,375      2,375
   Loans, net of allowance for loan losses               496,439    492,320    499,837    497,809
   Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                          8,490      8,490      7,987      7,987

Financial liabilities:
   Deposits                                              529,341    530,326    522,646    521,936
   Other interest bearing liabilities                     26,288     26,288     22,381     22,381
   Long-term debt                                         78,106     77,326     80,088     81,265
   Interest payable                                        1,678      1,678      1,190      1,190

Unrecognized financial instruments
   (net of amortization):
      Commitments to extend credit                            --         --         --         --
      Letters of credit                                       --         --         --         --
      Lines of credit                                         --         --         --         --
      Forward commitments                                     --         --         --         --

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