Form 10-Q
period 2006-03-31
BLUE VALLEY BAN CORP
filed 2006-05-15
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     As of March 31, 2006 the registrant had 2,389,969 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP
                                 FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm..............    3

      Condensed Consolidated Balance Sheets -
         March 31, 2006 (unaudited) and December 31, 2005..................    4

      Condensed Consolidated Statements of Income (unaudited) -
         three months ended March 31, 2006 and 2005........................    6

      Condensed Consolidated Statements of Stockholders' Equity
         (unaudited) - three months ended March 31, 2006 and 2005..........    7

      Condensed Consolidated Statements of Cash Flows (unaudited) -
         three months ended March 31, 2006 and 2005........................    8

      Notes to Condensed Consolidated Financial Statements (unaudited) -
         three months ended March 31, 2006 and 2005........................    9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   24

   ITEM 4. CONTROLS AND PROCEDURES.........................................   26

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS...............................................   27

   ITEM 1A. RISK FACTORS...................................................   27

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....   27

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................   27

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   27

   ITEM 5. OTHER INFORMATION...............................................   27

   ITEM 6. EXHIBITS........................................................   27

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blue Valley Ban Corp
Overland Park, Kansas 66225

We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp as of March 31, 2006, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 17, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ BKD, LLP

Kansas City, Missouri
April 27, 2006

                              BLUE VALLEY BAN CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                    (dollars in thousands, except share data)

ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                                2006          2005
                                                            -----------   ------------
                                                            (Unaudited)
Cash and due from banks                                       $ 24,403      $ 16,493
Interest-bearing deposits in other financial institutions          255        12,163
Federal funds sold                                                  --        11,401
                                                              --------      --------
      Cash and cash equivalents                                 24,658        40,057
Available-for-sale securities                                   99,574        99,987
Mortgage loans held for sale                                    20,598        13,906
Loans, net of allowance for loan losses of $6,512
   and $6,704 in 2006 and 2005, respectively                   522,492       496,439
Premises and equipment, net                                     18,490        18,593
Foreclosed assets held for sale, net                               306           711
Interest receivable                                              3,932         3,372
Deferred income taxes                                            2,541         2,564
Prepaid expenses and other assets                                3,739         4,647
Federal Home Loan Bank stock, Federal Reserve Bank stock,
   and other securities                                          8,567         8,490
Core deposit intangible asset, at amortized cost                   785           823
                                                              --------      --------
      Total assets                                            $705,682      $689,589
                                                              ========      ========

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 MARCH 31,    DECEMBER 31,
                                                                    2006          2005
                                                                -----------   ------------
                                                                (Unaudited)
LIABILITIES
   Deposits
      Demand                                                      $ 98,145      $ 94,452
      Savings, NOW and money market                                187,156       185,234
      Time                                                         246,751       249,655
                                                                  --------      --------
         Total deposits                                            532,052       529,341
   Other interest-bearing liabilities                               24,922        26,288
   Short-term debt                                                  19,000            --
   Long-term debt                                                   77,837        78,106
   Interest payable and other liabilities                            4,129         9,599
                                                                  --------      --------
         Total liabilities                                         657,940       643,334
                                                                  --------      --------
STOCKHOLDERS' EQUITY
   Capital stock
      Common stock, par value $1 per share;
         authorized 15,000,000 shares; issued and outstanding
         2006 - 2,389,969 shares; 2005 - 2,382,046 shares            2,390         2,382
   Additional paid-in capital                                        8,825         9,212
   Retained earnings                                                37,099        35,782
   Unearned compensation                                                --          (648)
   Accumulated other comprehensive loss, net of income taxes
      (credit) of $(381) in 2006 and $(315) in 2005                   (572)         (473)
                                                                  --------      --------
         Total stockholders' equity                                 47,742        46,255
                                                                  --------      --------
         Total liabilities and stockholders' equity               $705,682      $689,589
                                                                  ========      ========

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                    (dollars in thousands, except share data)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                        2006          2005
                                                                    -----------   -----------
                                                                    (Unaudited)   (Unaudited)
INTEREST INCOME
   Interest and fees on loans                                         $10,197       $8,717
   Federal funds sold and other short-term investments                     82           23
   Available-for-sale securities                                        1,048          414
                                                                      -------       ------
         Total interest income                                         11,327        9,154
                                                                      -------       ------
INTEREST EXPENSE
   Interest-bearing demand deposits                                        23           33
   Savings and money market deposit accounts                              960          897
   Other time deposits                                                  2,487        2,064
   Federal funds purchased and other interest-bearing liabilities         217           91
   Short-term debt                                                         71           17
   Long-term debt, net                                                    969        1,057
                                                                      -------       ------
         Total interest expense                                         4,727        4,159
                                                                      -------       ------
NET INTEREST INCOME                                                     6,600        4,995
PROVISION FOR LOAN LOSSES                                                  75          155
                                                                      -------       ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     6,525        4,840
                                                                      -------       ------
NONINTEREST INCOME
   Loans held for sale fee income                                       1,136        2,041
   Service fees                                                           583          488
   Other income                                                           313          278
                                                                      -------       ------
         Total noninterest income                                       2,032        2,807
                                                                      -------       ------
NONINTEREST EXPENSE
   Salaries and employee benefits                                       4,036        3,947
   Net occupancy expense                                                  759          820
   Other operating expense                                              1,651        1,594
                                                                      -------       ------
         Total noninterest expense                                      6,446        6,361
                                                                      -------       ------
INCOME BEFORE INCOME TAXES                                              2,111        1,286
PROVISION FOR INCOME TAXES                                                794          490
                                                                      -------       ------
NET INCOME                                                            $ 1,317       $  796
                                                                      =======       ======
BASIC EARNINGS PER SHARE                                              $  0.56       $ 0.34
                                                                      =======       ======
DILUTED EARNINGS PER SHARE                                            $  0.55       $ 0.34
                                                                      =======       ======

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                    (dollars in thousands, except share data)

                                                                                                     ACCUMULATED
                                                             ADDITIONAL                                 OTHER
                                    COMPREHENSIVE   COMMON     PAID-IN    RETAINED     UNEARNED     COMPREHENSIVE
                                    INCOME (LOSS)    STOCK     CAPITAL    EARNINGS   COMPENSATION        LOSS        TOTAL
                                    -------------   ------   ----------   --------   ------------   -------------   -------
BALANCE, DECEMBER 31, 2004                          $2,327     $ 8,099     $31,809       $(594)         $(257)      $41,384
Issuance of 7,785 shares of
   common stock                                          8         126          --          --             --           134
Net income                              $  796          --          --         796          --             --           796
Restricted stock earned, net of
   forfeitures                              --          --          --          --          76             --            76
Change in unrealized
   depreciation, net of income
   taxes (credit) of $(140)               (211)         --          --          --          --           (211)         (211)
                                        ------      ------     -------     -------       -----          -----       -------
                                        $  585
                                        ======
BALANCE, MARCH 31, 2005                             $2,335     $ 8,225     $32,605       $(518)         $(468)      $42,179
                                                    ======     =======     =======       =====          =====       =======
BALANCE, DECEMBER 31, 2005                          $2,382     $ 9,212     $35,782       $(648)         $(473)      $46,255
                                                    ------     -------     -------       -----          -----       -------
Issuance of 7,923 shares of
   common stock                                          8         144          --          --             --           152
Net income                              $1,317          --          --       1,317          --             --         1,317
Restricted stock earned, net of
   forfeitures                              --          --         117          --          --             --           117
Reclassification of unearned
   compensation in accordance
   with adoption of SFAS No. 123R           --          --        (648)         --         648             --            --
Change in derivative financial
   instrument, net of income
   taxes of $65                             97          --          --          --          --             97            97
Change in unrealized
   depreciation on
   available-for-sale
   securities, net of income
   taxes (credit) of $(131)               (196)         --          --          --          --           (196)         (196)
                                        ------      ------     -------     -------       -----          -----       -------
                                        $1,218
                                        ======
BALANCE, MARCH 31, 2006                             $2,390     $ 8,825     $37,099       $  --          $(572)      $47,742
                                                    ======     =======     =======       =====          =====       =======

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                    (dollars in thousands, except share data)

                                                                             MARCH 31,     MARCH 31,
                                                                                2006          2005
                                                                            -----------   -----------
                                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $  1,317     $     796
   Adjustments to reconcile net income to net cash flow
      From operating activities:
         Depreciation and amortization                                             359           488
         Amortization (accretion) of premiums and discounts on securities          (26)           (9)
         Provision for loan losses                                                  75           155
         Deferred income taxes                                                     154            --
         Stock dividends on FHLB securities                                        (77)           --
         Net gain on sale of foreclosed assets                                     (31)           --
         Restricted stock earned and forfeited                                     117            76
         Originations of loans held for sale                                   (85,433)     (162,449)
         Proceeds from the sale of loans held for sale                          78,740       161,848
      Changes in
         Interest receivable                                                      (560)         (442)
         Prepaid expenses and other assets                                       1,067          (286)
         Interest payable and other liabilities                                 (4,939)           35
                                                                              --------     ---------
            Net cash provided by (used in) operating activities                 (9,237)          212
                                                                              --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                   (26,210)      (13,966)
   Purchase of premises and equipment                                             (215)         (106)
   Proceeds from the sale of foreclosed assets, net of expenses                    519            27
   Proceeds from maturities of available-for-sale securities                     6,110         5,450
   Purchases of available-for-sale securities                                   (5,998)           --
   Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                   --          (135)
                                                                              --------     ---------
            Net cash used in investing activities                              (25,794)       (8,730)
                                                                              --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, money market, NOW
      and savings accounts                                                       5,615       (11,516)
   Net increase (decrease) in time deposits                                     (2,904)       22,185
   Net proceeds from short-term debt                                            19,000            --
   Repayments of long-term debt                                                   (269)         (226)
   Net proceeds (payments) from other financing activities                        (444)          134
   Net increase (decrease) in other borrowings                                  (1,366)          653
                                                                              --------     ---------
            Net cash provided by financing activities                           19,632        11,230
                                                                              --------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (15,399)        2,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  40,057        22,494
                                                                              --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 24,658     $  25,206
                                                                              ========     =========

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2006, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2006 and 2005, and are of a normal recurring nature.

     Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

     The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     The report of BKD, LLP commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part I.

NOTE 2: STOCK BASED COMPENSATION

     The Company's Equity Incentive Plan (the "Plan") allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.

     Under the fixed option provisions of the Plan, the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. The option price of each option is intended to equal the fair value of the Company's stock on the date of grant, and maximum terms are 10 years. No stock options were granted during 2005, 2004 and 2003, and all stock options previously granted were fully vested at December 31, 2005. The Company issued restricted shares in 2005, 2004, and 2003.

     Prior to January 1, 2006 the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and no compensation cost had been recognized. Compensation expense has always been recognized for restricted shares awards ratably over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Compensation cost charged against income related to restricted share awards was $117,000 ($70,200 net of tax) in the first quarter of 2006.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
     2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

     instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on January 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on January 1, 2006, the Company reclassified $648,000 of unearned compensation related to previously recognized compensation for restricted share awards that had not been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R. The following table illustrates the effect on net income earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three months ended March 31, 2005.

                                                                MARCH 31,
                                                                   2005
                                                               -----------
                                                               (Unaudited)
                                                               (dollars in
                                                                thousands)
Net income, as reported                                            $796
                                                                   ====
Add: Total stock-based employee compensation recognized in
   net income, net of income taxes of $25 for the period
   ended March 31, 2005                                              38
Less: Total stock-based compensation cost determined under
   the fair value based method, net of income tax credits of
   $(25) for the period ended March 31, 2005                        (38)
                                                                   ----
Pro forma net income                                               $796
                                                                   ====

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

     A summary of option activity under the Plan as of March 31, 2006 and changes during the quarter then ended is presented below:

                                                         Weighted
                                             Weighted     Average
                                              Average    Remaining    Aggregate
                                             Exercise  Contractual    Intrinsic
             Options                Shares     Price       Term         Value
--------------------------------   -------   --------   ----------   ----------
Outstanding, beginning of year     111,400    $18.38
Exercised                           (4,050)    13.46
Forfeited                               --        --
                                   -------
Outstanding, end of year           107,350    $18.56       5.11      $1,321,544
                                   =======                 ====      ==========
Options exercisable, end of year   107,350    $18.56       5.11      $1,321,544
                                   =======                 ====      ==========

     A summary of restricted stock activity under the Plan as of March 31, 2006 and changes during the quarter then ended is presented below:

                                           Weighted
                                            Average
                                          Grant Date
       Restricted Stock          Shares   Fair Value
------------------------------   ------   ----------
Outstanding, beginning of year   36,350     $27.45
Vested                               --         --
Forfeited                          (200)    $27.00
                                 ------
Outstanding, end of year         36,150     $27.45
                                 ======

     As of March 31, 2006, there was $531,397 of total unrecognized compensation cost related to nonvested restricted stock compensation granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.29 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $0.

NOTE 3: EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

     The computation of per share earnings for the three months ended March 31, 2006 and 2005 is as follows:

                                                  MARCH 31,     MARCH 31,
                                                     2006          2005
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)
                                                   (dollars in thousands,
                                                           except
                                                 share and per share data)
Net income, as reported                           $    1,317    $      796
                                                  ==========    ==========
Average common shares outstanding                  2,349,009     2,331,546
Average common share stock options outstanding        44,637        39,866
                                                  ----------    ----------
Average diluted common shares                      2,393,646     2,371,412
                                                  ==========    ==========
Basic earnings per share                           $    0.56    $     0.34
                                                   =========    ==========
Diluted earnings per share                         $    0.55    $     0.34
                                                   =========    ==========

NOTE 4: LONG-TERM DEBT

     Long-term debt at March 31, 2006 and December 31, 2005, consisted of the following components:

                                                        MARCH 31,    DECEMBER
                                                           2006      31, 2005
                                                       -----------   --------
                                                       (Unaudited)
                                                            (in thousands)
Note payable - Blue Valley Ban Corp (A)                  $ 3,831      $ 3,981
Note payable - Blue Valley Building Corp. (B)              6,918        7,037
Federal Home Loan Bank advances (C)                       47,500       47,500
Subordinated Debentures - BVBC Capital Trust II (D)        7,732        7,732
Subordinated Debentures - BVBC Capital Trust III (E)      11,856       11,856
                                                         -------      -------
   Total long-term debt                                  $77,837      $78,106
                                                         =======      =======

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

(C) Due in 2008, 2010, 2011, 2013 and 2015; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 1.84% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2006, approximately $59,767,000 was available.

(D) Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E) Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Aggregate annual maturities of long-term debt at March 31, 2006 are as follows:

                               (in thousands)
April 1 to December 31, 2006       $   818
2007                                 1,113
2008                                11,140
2009                                 1,169
2010                                 6,199
Thereafter                          57,398
                                   -------
                                   $77,837
                                   =======

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through March 31, 2006. A $97,000 unrealized gain has been recognized as a component of other comprehensive loss.

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

GENERAL

     CRITICAL ACCOUNTING POLICIES

          Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policies since December 31, 2005. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2005.

     RESULTS OF OPERATIONS

          Three months ended March 31, 2006 and 2005. Net income for the quarter ended March 31, 2006, was $1.3 million, compared to net income of $796,000 for the quarter ended March 31, 2005, representing an increase of $521,000, or 65.45%. Diluted earnings per share increased 61.76% to $0.55 during the first quarter of 2006 from $0.34 in the same period of 2005. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2006 were 0.77% and 11.40%, compared to 0.48% and 7.70%, respectively, for the same period in 2005, increases of 60.41% and 48.05%, respectively.

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

     NET INTEREST INCOME

          Fully tax equivalent (FTE) net interest income for the three-month period ended March 31, 2006 was $6.6 million, an increase of $1.6 million, or 31.89%, from $5.0 million for the three-month period ended March 31, 2005.

          FTE interest income for the current year first quarter was $11.3 million, an increase of $2.2 million, or 23.63%, from $9.2 million in the prior year first quarter. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 122 basis points to 7.18% in the first quarter of 2006 compared to 5.96% in the prior year first quarter. The 122 basis point increase in yield resulted from increases in market interest rates. In addition, FTE interest income also increased due to an increase in average earning assets, particularly investment securities. The average balance of investment securities increased approximately $38 million, or 59.21%, from prior year first quarter. Average earning asset volume increased from the first quarter of 2005 to the current period by $16.6 million, or 2.65%.

          Interest expense for the current year first quarter was $4.7 million, an increase of $569,000, or 13.68%, from $4.2 million in the prior year first quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from promotional rates offered on our time deposits as well as the impact of rising market interest rates on our savings and money market deposits and short-term borrowings. The rate paid on total average interest-bearing liabilities increased 41 basis points to 3.54% during the three month period ending March 31, 2006 compared to 3.13% during the same period in 2005. In addition, average interest-bearing liabilities increased $3.1 million or 0.57% to $541.9 million during the first quarter of 2006 compared to $538.8 million during the prior year period. This increase was primarily the result of higher short-term borrowing average balances.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                    Three Months Ended March 31,
                                                   -------------------------------------------------------------
                                                                2006                            2005
                                                   -----------------------------   -----------------------------
                                                                         Average                         Average
                                                    Average               Yield/    Average               Yield/
                                                    Balance   Interest     Rate     Balance   Interest     Rate
                                                   --------   --------   -------   --------   --------   -------
                                                                    (Dollars in thousands)
ASSETS
   Federal funds sold ..........................   $  6,705    $    82    5.00%    $  3,628    $   23     2.38%
   Investment securities - taxable .............    100,824      1,041    4.19       61,854       392     2.58
   Investment securities - non-taxable (1) .....        636         11    7.17        1,873        33     7.05
   Mortgage loans held for sale ................     17,909        281    6.37       39,072       526     5.46
   Loans, net of unearned discount and fees ....    513,922      9,916    7.82      516,990     8,191     6.43
                                                   --------    -------             --------    ------
      Total earning assets .....................    639,996     11,331    7.18      623,417     9,165     5.96
                                                   --------    -------             --------    ------
   Cash and due from banks - non-interest
      bearing ..................................     18,656                          20,442
   Allowance for possible loan losses ..........     (6,623)                         (7,285)
   Premises and equipment, net .................     18,574                          19,854
   Other assets ................................     18,925                          18,197
                                                   --------                        --------
      Total assets .............................   $689,528                        $674,625
                                                   ========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts ............   $ 24,748    $    23    0.37%    $ 25,920    $   33     0.52%
   Savings and money market deposits ...........    160,600        960    2.42      186,098       897     1.95
   Time deposits ...............................    248,499      2,487    4.06      222,498     2,064     3.76
                                                   --------    -------             --------    ------
      Total interest-bearing deposits ..........    433,847      3,470    3.24      434,516     2,994     2.79
                                                   --------    -------             --------    ------
   Short-term borrowings .......................     30,682        288    3.80       24,897       108     1.76
   Long-term debt ..............................     77,389        969    5.08       79,387     1,057     5.40
                                                   --------    -------             --------    ------
      Total interest-bearing liabilities .......    541,918      4,727    3.54      538,800     4,159     3.13
                                                   --------    -------             --------    ------
   Non-interest bearing deposits ...............     92,937                          87,509
   Other liabilities ...........................      7,792                           6,401
   Stockholders' equity ........................     46,881                          41,915
                                                   --------                        --------
      Total liabilities and stockholders'
         equity ................................   $689,528                        $674,625
                                                   ========                        ========
   Net interest income/spread ..................               $ 6,604    3.64%                $5,006     2.83%
                                                               =======    ====                 ======     ====
   Net interest margin .........................                          4.18%                           3.26%
                                                                          ====                            ====

----------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending March 31, 2006 and 2005, the tax equivalency adjustment amounted to $4,000 and $11,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                         THREE MONTHS ENDED MARCH 31,
                                                              2006 COMPARED TO 2005
                                                         ----------------------------
                                                           CHANGE   CHANGE
                                                           DUE TO   DUE TO    TOTAL
                                                           RATE     VOLUME   CHANGE
                                                           ------   -------- ------
                                                            (Dollars in thousands)
Federal funds sold and other short-term investments ..     $   22   $  37    $   59
Investment securities - taxable ......................        245     404       649
Investment securities - non-taxable (1) ..............          1     (23)      (22)
Mortgage loans held for sale .........................         93    (332)     (239)
Loans, net of unearned discount ......................      1,778     (59)    1,719
                                                           ------   -----    ------
   Total interest income .............................      2,139      27     2,166
                                                           ------   -----    ------
Interest-bearing demand accounts .....................         (9)     (1)      (10)
Savings and money market deposits ....................        214    (151)       63
Time deposits ........................................        163     260       423
Short-term borrowings ................................        126      54       180
Long-term debt .......................................        (63)    (25)      (88)
                                                           ------   -----    ------
   Total interest expense ............................        431     137       568
                                                           ------   -----    ------
Net interest income ..................................     $1,708   $(110)   $1,598
                                                           ======   =====    ======

----------
(1)  Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the first quarter of 2006 was $75,000, compared to $155,000 for the same period of 2005. As discussed further in the Financial Condition section, the decrease in the provision for loan losses recorded in the three-month period ended March 31, 2006 compared to the same period in the prior year was the result of improvements in the overall credit quality exposure in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                      THREE MONTHS
                                         ENDED
                                       MARCH 31,
                                    ---------------
                                     2006     2005
                                    ------   ------
                                     (In thousands)
Loans held for sale fee income...   $1,136   $2,041
NSF charges and service fees.....      285      255
Other service charges............      298      233
Other income ....................      313      278
                                    ------   ------
   Total non-interest income.....   $2,032   $2,807
                                    ======   ======

     Non-interest income decreased $775,000 or 27.61%, to $2.0 million during the three-month period ended March 31, 2006, from $2.8 million during the three-month period ended March 31, 2005. This decrease is primarily attributable to a decrease in loans held for sale fee income of $905,000 or 44.35%. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates.

NON-INTEREST EXPENSE

                                      THREE MONTHS
                                         ENDED
                                       MARCH 31,
                                    ---------------
                                     2006     2005
                                    ------   ------
                                     (In thousands)
Salaries and employee benefits ..   $4,036   $3,947
Occupancy .......................      759      820
General and administrative ......    1,651    1,594
                                    ------   ------
   Total non-interest expense ...   $6,446   $6,361
                                    ======   ======

     Non-interest expense remained virtually unchanged from the prior period at $6.4 million during the three-month period ended March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets for the Company at March 31, 2006, were $705.7 million, an increase of $16.1 million, or 2.33%, compared to $689.6 million at December 31, 2005. Deposits and stockholders' equity at March 31, 2006, were $532.1 million and $47.7 million, respectively, compared with $529.3 million and $46.3 million, respectively, at December 31, 2005, increases of $2.7 million or 0.51%, and $1.5 million or 3.21%, respectively.

     Loans at March 31, 2006 totaled $529.0 million, reflecting an increase of $25.9 million, or 5.13%, compared to December 31, 2005. The loan to deposit ratio at March 31, 2006 was 99.42% compared to 95.05% at December 31, 2005.

     Available-for-sale securities at March 31, 2006 totaled $99.6 million, reflecting only a slight decrease from December 31, 2005.

     Mortgage loans held for sale at March 31, 2006 totaled $20.6 million, an increase of $6.7 million, or 48.12%, compared to $13.9 million at December 31, 2005. The Company's principal funding source for mortgage loans held for sale is short- and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2005, approximately $59,767,000 was available.

     Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                    AS OF
                                                    ------------------------------------
                                                    MARCH 31,   MARCH 31,   DECEMBER 31,
                                                       2006        2005         2005
                                                    ---------   ---------   ------------
                                                           (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
   Past due 90 days or more                          $     2     $   870      $   781
   Nonaccrual                                            265         446          769
COMMERCIAL REAL ESTATE LOANS:
   Past due 90 days or more                               --         175          598
   Nonaccrual                                             --          --           --
CONSTRUCTION LOANS:
   Past due 90 days or more                               --       3,188          585
   Nonaccrual                                            143          --          452
LEASE FINANCING:
   Past due 90 days or more                               --          33            5
   Nonaccrual                                              6          78          119
RESIDENTIAL REAL ESTATE LOANS:
   Past due 90 days or more                               --         153           --
   Nonaccrual                                            965         185        1,016
CONSUMER LOANS:
   Past due 90 days or more                               14          12           49
   Nonaccrual                                              6          --           --
HOME EQUITY LOANS:
   Past due 90 days or more                               35          --           --
   Nonaccrual                                              8          75           --
DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER
   REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
   Past due 90 days or more                               --          --           --
   Nonaccrual                                             --          --           --
                                                     -------     -------      -------
      Total non-performing loans                       1,444       5,215        4,374
                                                     -------     -------      -------
FORECLOSED ASSETS HELD FOR SALE                          306       2,650          711
                                                     -------     -------      -------
      Total non-performing assets                    $ 1,750     $ 7,865      $ 5,085
                                                     =======     =======      =======
Total nonperforming loans to total loans                0.27%       0.97%        0.87%
Total nonperforming loans to total assets               0.20%       0.73%        0.63%
Allowance for loan losses to nonperforming loans      450.92%     145.90%      153.27%
Nonperforming assets to loans and foreclosed
   assets held for sale                                 0.33%       1.47%        1.01%

     As of March 31, 2006, non-performing loans equaled 0.27% of total loans, representing a substantial decrease in non-performing loans from December 31, 2005. As such, the Company recorded a lower provision for loan losses during the three month period ending March 31, 2006 compared to the three month period ending March 31, 2005. However, the level of loans charged-off increased slightly during the first quarter of 2006. Consequently, the Company experienced an annualized ratio of net charge-offs to average loans of 0.21% for the quarter ending March 31, 2006 compared to a ratio of net charge-offs to average loans of 0.17% for the year ended December 31, 2005. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of March 31, 2005, our ratio of allowance for loan losses to non-performing loans was 450.92%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                        AS OF AND FOR THE
                                           ------------------------------------------
                                           THREE MONTHS   THREE MONTHS
                                               ENDED         ENDED        YEAR ENDED
                                             MARCH 31,      MARCH 31,    DECEMBER 31,
                                               2006           2005          2005
                                           ------------   ------------   ------------
                                                     (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD               $  6,704      $  7,333        $  7,333
LOANS CHARGED OFF
   Commercial loans                               105           197             949
   Commercial real estate loans                    --            --              --
   Construction loans                              --            --              --
   Lease financing                                 98            --              86
   Residential real estate loans                  109            --              --
   Consumer loans                                  16            28              77
   Home equity loans                               --            --              16
                                             --------      --------        --------
      Total loans charged-off                     328           225           1,128
                                             --------      --------        --------
RECOVERIES
   Commercial loans                                25             4             154
   Commercial real estate loans                    --            --               3
   Construction loans                              --            --              --
   Lease financing                                 30            58              76
   Residential real estate loans                   --            --               1
   Consumer loans                                   6            12              35
   Home equity loans                               --            --              --
                                             --------      --------        --------
      Total recoveries                             61            74             269
                                             --------      --------        --------
NET LOANS CHARGED OFF                             267           151             859
PROVISION FOR LOAN LOSSES                          75           155             230
                                             --------      --------        --------
BALANCE AT END OF PERIOD                     $  6,512      $  7,337        $  6,704
                                             ========      ========        ========
LOANS OUTSTANDING
   Average                                   $513,922      $516,990        $516,643
   End of period                              529,004       520,953         503,143
RATIO OF ALLOWANCE FOR LOAN LOSSES TO
  LOANS OUTSTANDING
   Average                                       1.27%         1.42%           1.30%
   End of period                                 1.23%         1.41%           1.33%
RATIO OF NET CHARGE-OFFS (RECOVERIES) TO
   Average loans                                 0.21%         0.12%           0.17%
   End of period loans                           0.20%         0.12%           0.17%

     The allowance for loan losses as a percent of total loans decreased to 1.23% as of March 31, 2006, compared to 1.33% as of December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 74.53% and 74.26% of our total deposits at March 31, 2006, and December 31, 2005, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

     At March 31, 2006, our total stockholders' equity was $47.7 million and our equity to asset ratio was 6.76%. At March 31, 2006, our Tier 1 capital ratio was 9.23% compared to 8.86% at December 31, 2005, while our total risk-based capital ratio was 11.72% compared to 12.04% at December 31, 2005. As of March 31, 2006, we had capital in excess of the requirements for a "well-capitalized" institution.

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

     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2006 based on the indicated instantaneous and permanent changes in interest rates.

                              NET INTEREST      NET ECONOMIC
                                 INCOME           VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------   ----------------   --------------
200 basis point rise             14.93%            3.71%
Base Rate Scenario                  --               --
200 basis point decline         (16.14%)          (8.74%)

     The above table indicates that, at March 31, 2006, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

     The above table also indicates that, at March 31, 2006, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

     At December 31, 2005, two deficiencies were noted in controls. The deficiencies noted were accounting for tax benefit upon exercise of stock options and computation of earnings per share. Both items have been corrected.

     As of the date of this Quarterly Report on Form 10-Q, there have not been any other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          Not applicable

     ITEM 1A. RISK FACTORS

          No changes

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

     ITEM 5. OTHER INFORMATION

          On April 14, 2006, the Company's Board of Directors elected Robert D. Taylor as a Class II Director. Mr. Taylor was also elected to serve on the Company's Audit Committee effective April 14, 2006.

     ITEM 6. EXHIBITS

EXHIBITS
--------
  11.      Computation of Earnings Per Share. Please see p. 9.

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

                                        BLUE VALLEY BAN CORP


Date: May 15, 2006                      By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President and
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


Date: May 15, 2006                      By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer
                                            (Principal Financial
                                            [and Accounting] Officer)