Form 10-Q
period 2006-06-30
BLUE VALLEY BAN CORP
filed 2006-08-11
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of June 30, 2006 the registrant had 2,403,669 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP

                                 FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm..............    3

      Condensed Consolidated Balance Sheets -
         June 30, 2006 (unaudited) and December 31, 2005...................    4

      Condensed Consolidated Statements of Income (unaudited) -
         three and six months ended June 30, 2006 and 2005.................    6

      Condensed Consolidated Statements of Stockholders' Equity (unaudited)
         - six months ended June 30, 2006 and 2005.........................    7

      Condensed Consolidated Statements of Cash Flows (unaudited) -
         six months ended June 30, 2006 and 2005...........................    8

      Notes to Condensed Consolidated Financial Statements (unaudited) -
         six months ended June 30, 2006 and 2005...........................    9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   23

   ITEM 4. CONTROLS AND PROCEDURES.........................................   25

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS...............................................   26

   ITEM 1A. RISK FACTORS...................................................   26

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....   26

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................   26

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   26

   ITEM 5. OTHER INFORMATION...............................................   27

   ITEM 6. EXHIBITS........................................................   27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp
Overland Park, Kansas 66225

We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 17, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the condensed consolidated balance sheet from which it has been derived.


                                        /s/ BKD, LLP

Kansas City, Missouri
July 28, 2006

                              BLUE VALLEY BAN CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005
                    (dollars in thousands, except share data)

ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                2006          2005
                                                            -----------   ------------
                                                            (Unaudited)
Cash and due from banks                                       $ 19,202      $ 16,493
Interest-bearing deposits in other financial institutions          291        12,163
Federal funds sold                                                  58        11,401
                                                              --------      --------
      Cash and cash equivalents                                 19,551        40,057

Available-for-sale securities                                   89,206        99,987
Mortgage loans held for sale                                    16,903        13,906

Loans, net of allowance for loan losses of $6,735
   and $6,704 in 2006 and 2005, respectively                   515,922       496,439

Premises and equipment, net                                     18,269        18,593
Foreclosed assets held for sale, net                               449           711
Interest receivable                                              3,615         3,372
Deferred income taxes                                            2,698         2,564
Prepaid expenses and other assets                                1,506         4,647
Federal Home Loan Bank stock, Federal Reserve Bank stock,
   and other securities                                          6,320         8,490
Core deposit intangible asset, at amortized cost                   747           823
                                                              --------      --------
      Total assets                                            $675,186      $689,589
                                                              ========      ========

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2006           2005
                                                                -----------   ------------
                                                                (Unaudited)
LIABILITIES
   Deposits
      Demand                                                     $100,836      $ 94,452
      Savings, NOW and money market                               171,967       185,234
      Time                                                        261,115       249,655
                                                                 --------      --------
         Total deposits                                           533,918       529,341

   Other interest-bearing liabilities                              20,092        26,288
   Long-term debt                                                  67,566        78,106
   Interest payable and other liabilities                           4,173         9,599
                                                                 --------      --------
         Total liabilities                                        625,749       643,334
                                                                 --------      --------

STOCKHOLDERS' EQUITY
   Capital stock
      Common stock, par value $1 per share;
         authorized 15,000,000 shares; issued and outstanding
         2006 - 2,403,669 shares; 2005 - 2,382,046 shares           2,404         2,382
   Additional paid-in capital                                       9,211         9,212
   Retained earnings                                               38,615        35,782
   Unearned compensation                                               --          (648)
   Accumulated other comprehensive loss, net of income taxes
      (credit) of $(528) in 2006 and $(315) in 2005                  (793)         (473)
                                                                 --------      --------
         Total stockholders' equity                                49,437        46,255
                                                                 --------      --------
         Total liabilities and stockholders' equity              $675,186      $689,589
                                                                 ========      ========

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                    (dollars in thousands, except share data)

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   -------------------------
                                                              2006          2005           2006          2005
                                                          -----------   -----------    -----------   -----------
                                                          (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
INTEREST INCOME
   Interest and fees on loans                               $11,015        $9,104        $21,212       $17,821
   Federal funds sold and other short-term investments            8           159             90           181
   Available-for-sale securities                              1,008           448          2,056           863
                                                            -------        ------        -------       -------
         Total interest income                               12,031         9,711         23,358        18,865
                                                            -------        ------        -------       -------

INTEREST EXPENSE
   Interest-bearing demand deposits                              26            23             49            56
   Savings and money market deposit accounts                  1,134           982          2,094         1,879
   Other time deposits                                        2,616         2,284          5,103         4,349
   Federal funds purchased and other
     interest-bearing liabilities                               213           126            430           217
   Short-term debt                                              223            --            294            17
   Long-term debt, net                                          982         1,074          1,951         2,131
                                                            -------        ------        -------       -------
         Total interest expense                               5,194         4,489          9,921         8,649
                                                            -------        ------        -------       -------

NET INTEREST INCOME                                           6,837         5,222         13,437        10,216

PROVISION FOR LOAN LOSSES                                       590            --            665           155
                                                            -------        ------        -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                                     6,247         5,222         12,772        10,061
                                                            -------        ------        -------       -------

NONINTEREST INCOME
   Loans held for sale fee income                             1,192         1,858          2,328         3,899
   Service fees                                                 601           557          1,184         1,051
   Other income                                                 346           254            659           526
                                                            -------        ------        -------       -------
         Total noninterest income                             2,139         2,669          4,171         5,476
                                                            -------        ------        -------       -------

NONINTEREST EXPENSE
   Salaries and employee benefits                             3,581         4,095          7,617         8,042
   Net occupancy expense                                        754           809          1,513         1,629
   Other operating expense                                    1,619         1,690          3,270         3,284
                                                            -------        ------        -------       -------
         Total noninterest expense                            5,954         6,594         12,400        12,955
                                                            -------        ------        -------       -------

INCOME BEFORE INCOME TAXES                                    2,432         1,297          4,543         2,582

PROVISION FOR INCOME TAXES                                      916           494          1,710           983
                                                            -------        ------        -------       -------
NET INCOME                                                  $ 1,516        $  803        $ 2,833       $ 1,599
                                                            =======        ======        =======       =======

BASIC EARNINGS PER SHARE                                    $  0.64        $ 0.34        $  1.20       $  0.68
                                                            =======        ======        =======       =======
DILUTED EARNINGS PER SHARE                                  $  0.63        $ 0.34        $  1.18       $  0.67
                                                            =======        ======        =======       =======

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                    (dollars in thousands, except share data)

                                                                                                ACCUMULATED
                                                          ADDITIONAL                               OTHER
                                   COMPREHENSIVE  COMMON   PAID-IN    RETAINED    UNEARNED    COMPREHENSIVE
                                   INCOME (LOSS)   STOCK   CAPITAL    EARNINGS  COMPENSATION       LOSS       TOTAL
                                   -------------  ------  ----------  --------  ------------  -------------  ------
BALANCE, DECEMBER 31, 2004                        $2,327   $  8,099    $31,809     $(594)         $(257)     $41,384
Issuance of 19,285 shares of
   common stock                                       19        231         --        --             --          250
Net income                            $1,599          --         --      1,599        --             --        1,599
Restricted stock earned, net of
   forfeitures                            --          --         --         --       140             --          140
Change in unrealized
   depreciation, net of income
   taxes (credit) of $(20)               (30)         --         --         --        --            (30)         (30)
                                      ------      ------   --------    -------     -----          -----      -------
                                      $1,569
                                      ======
BALANCE, JUNE 30, 2005                            $2,346   $  8,330    $33,408     $(454)         $(287)     $43,343
                                                  ======   ========    =======     =====          =====      =======
BALANCE, DECEMBER 31, 2005                        $2,382   $  9,212    $35,782     $(648)         $(473)     $46,255
                                                  ------   --------    -------     -----          -----      -------
Issuance of 21,623 shares of
   common stock                                       22        405         --        --             --          427
Net income                            $2,833          --         --      2,833        --             --        2,833
Restricted stock earned, net of
   forfeitures                            --          --        242         --        --             --          242
Reclassification of unearned
   compensation in accordance
   with adoption of SFAS No. 123R         --          --       (648)        --       648             --           --
Change in derivative financial
   instrument, net of income
   taxes of $74                          111          --         --         --        --            111          111
Change in unrealized
   depreciation on
   available-for-sale
   securities, net of income
   taxes (credit) of $(287)             (431)         --         --         --        --           (431)        (431)
                                      ------      ------   --------    -------     -----          -----      -------
                                      $2,513
                                      ======
BALANCE, JUNE 30, 2006                            $2,404   $  9,211    $38,615     $  --          $(793)     $49,437
                                                  ======   ========    =======     =====          =====      =======

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                    (dollars in thousands, except share data)

                                                                     JUNE 30, 2006   JUNE 30, 2005
                                                                     -------------   -------------
                                                                      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   2,833       $   1,599
   Adjustments to reconcile net income to net cash flow
         From operating activities:
         Depreciation and amortization                                       724             947
         Amortization (accretion) of premiums and discounts on
            securities                                                       (49)            (17)
         Provision for loan losses                                           665             155
         Deferred income taxes                                               152             (37)
         Stock dividends on FHLB securities                                 (149)             --
         Net loss (gain) on sale of foreclosed assets                        (31)              8
         Net loss (gain) on sale of premises and equipment                     6              (2)
         Restricted stock earned and forfeited                               242             140
         Originations of loans held for sale                            (167,278)       (338,827)
         Proceeds from the sale of loans held for sale                   164,281         343,094
      Changes in
         Interest receivable                                                (243)           (344)
         Prepaid expenses and other assets                                 3,320            (994)
         Interest payable and other liabilities                           (4,904)          1,687
                                                                       ---------       ---------
            Net cash provided by (used in) operating activities             (431)          7,409
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                             (20,672)        (12,003)
   Proceeds from sales of loan participations                                 --           6,400
   Purchase of premises and equipment                                       (323)           (360)
   Proceeds from the sale of premises and equipment                           --             402
   Proceeds from the sale of foreclosed assets, net of expenses              817           2,596
   Proceeds from maturities of available-for-sale securities              16,110           5,815
   Purchases of available-for-sale securities                             (5,998)        (15,996)
   Proceeds from the sale or maturities of Federal Home Loan Bank
      stock, Federal Reserve Bank stock, and other securities              2,319              --
   Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                             --            (209)
                                                                       ---------       ---------
         Net cash used in investing activities                            (7,747)        (13,355)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits, money market,
      NOW and savings accounts                                            (6,883)         (6,129)
   Net increase in time deposits                                          11,460          20,746
   Repayments of long-term debt                                          (10,540)         (4,878)
   Proceeds from long-term debt                                               --           4,388
   Net proceeds (payments) from other financing activities                  (169)            250
   Net increase (decrease) in other borrowings                            (6,196)          3,368
                                                                       ---------       ---------
         Net cash provided by (used in) financing activities             (12,328)         17,745
                                                                       ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (20,506)         11,799
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            40,057          22,494
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  19,551       $  34,293
                                                                       =========       =========

      See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2006, and the condensed consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended June 30, 2006 and 2005, and are of a normal recurring nature.

     Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

     The computation of per share earnings for the three and six-months ended June 30, 2006 and 2005 is as follows:

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                  --------------------------      -------------------------
                                                       2006          2005             2006          2005
                                                   -----------   -----------      -----------   -----------
                                                   (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
                                                 (amounts in thousands, except  (amounts in thousands, except
                                                   share and per share data)      share and per share data)
Net income, as reported                             $    1,516    $      803       $    2,833    $    1,599
                                                    ==========    ==========       ==========    ==========
Average common shares outstanding                    2,362,292     2,340,014        2,355,687     2,335,804
Average common share stock options outstanding          39,047        42,629           41,070        41,255
                                                    ----------    ----------       ----------    ----------
Average diluted common shares                        2,401,339     2,382,643        2,396,757     2,377,059
                                                    ==========    ==========       ==========    ==========
Basic earnings per share                            $     0.64    $     0.34       $     1.20    $     0.68
                                                    ==========    ==========       ==========    ==========
Diluted earnings per share                          $     0.63    $     0.34       $     1.18    $     0.67
                                                    ==========    ==========       ==========    ==========

NOTE 4: LONG-TERM DEBT

     Long-term debt at June 30, 2006 and December 31, 2005, consisted of the following components:

                                                         JUNE 30,    DECEMBER 31,
                                                           2006         2005
                                                       -----------   ------------
                                                       (Unaudited)
                                                             (in thousands)
Note Payable - Blue Valley Ban Corp (A)                  $ 3,681        $ 3,981
Note Payable - Blue Valley Building Corp. (B)              6,797          7,037
Federal Home Loan Bank advances (C)                       37,500         47,500
Subordinated Debentures - BVBC Capital Trust II (D)        7,732          7,732
Subordinated Debentures - BVBC Capital Trust III (E)      11,856         11,856
                                                         -------        -------
Total long-term debt                                     $67,566        $78,106
                                                         =======        =======

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

     (A) Due in 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see
          Note 5).

     (B) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

     (C) Due in 2008, 2011, 2013 and 2015; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2006, approximately $84,935,000 was available.

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

Aggregate annual maturities of long-term debt at June 30, 2006 are as follows:

                              (in thousands)
                              --------------
July 1 to December 31, 2006       $   547
   2007                             1,113
   2008                            11,140
   2009                             1,169
   2010                             1,199
   Thereafter                      52,398
                                  -------
                                  $67,566
                                  =======

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through June 30, 2006. A $111,000 unrealized gain has been recognized as a component of other comprehensive loss.

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

GENERAL

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses, income taxes, and stock-based compensation are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policies since December 31, 2005, except for the adoption of SFAS No. 123R "Accounting for Stock-Based Compensation" on January 1, 2006. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

     Three months ended June 30, 2006 and 2005. Net income for the quarter ended June 30, 2006, was $1.5 million, compared to net income of $803,000 for the quarter ended June 30, 2005, representing an increase of $713,000, or 88.79%. Diluted earnings per share increased 85.29% to $0.63 during the second quarter of 2006 from $0.34 in the same period of 2005. The Company's annualized returns on average assets and average stockholders' equity for the three-month period ended June 30, 2006 were 0.88% and 12.47%, compared to 0.46% and 7.53%, respectively, for the same period in 2005, increases of 91.30% and 65.60%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal contributing factor to our increase in net income in the current year second quarter from the prior year was an increase in net interest income resulting from a higher yield on average earning assets. However, the increase in net interest income was partially offset by lower noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

     Six months ended June 30, 2006 and 2005. Net income for the six months ended June 30, 2006 was $2.8 million, compared to net income of $1.6 million for the six-month period ended June 30, 2005, representing an increase of $1.2 million, or 77.17%. Diluted earnings per share increased 76.11% to $1.18 during the six months ended June 30, 2006 from $0.67 in the same period of 2005. The Company's annualized returns on average assets and average stockholders' equity for the six-month period ended June 30, 2006 were 0.83% and 11.96%, compared to 0.47% and 7.61%, respectively, for the same period in 2005, increases of 76.59% and 57.16%, respectively.

     The principal contributing factor to our increase in net income from the six months ended June 30, 2005 to the current year was an increase in net interest income resulting from higher yields on average earning assets. However, the increase in net interest income was partially offset by lower noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

NET INTEREST INCOME

     Fully tax equivalent (FTE) net interest income for the three-month period ended June 30, 2006 was $6.8 million, an increase of $1.6 million or 30.75%, from $5.2 million for the three-month period ended June 30, 2005.

     FTE interest income for the current year second quarter was $12.0 million, an increase of $2.3 million, or 23.80%, from $9.7 million in the prior year second quarter. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 143 basis points to 7.52% in the second quarter of 2006 compared to 6.09% in the prior year second quarter. The 143 basis point increase in yield resulted from increases in market interest rates.

     Interest expense for the current year second quarter was $5.2 million, an increase of $704,000, or 15.67%, from $4.5 million in the prior year second quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on our time deposits, savings and money market deposits and short-term borrowings. The rate paid on total average interest-bearing liabilities increased 58 basis points to 3.83% during the three month period ending June 30, 2006 compared to 3.25% during the same period in 2005. Partially offsetting the increase in rate paid on average interest-bearing liabilities was a decrease in those liabilities. Average interest-bearing liabilities decreased $9.8 million or 1.78% to $543.9 million during the second quarter of 2006 compared to $553.7 million during the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FTE net interest income for the six-month period ended June 30, 2006 was $13.4 million, an increase of $3.2 million or 31.34%, from $10.2 million for the six-month period ended June 30, 2005.

     FTE interest income for the six months ended June 30, 2006 was $23.4 million, an increase of $4.5 million, or 23.72%, from $18.9 million for the six months ended June 30, 2005. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 134 basis points to 7.37% for the period ending June 30, 2006 compared to 6.03% for the prior year period. The 134 basis point increase in yield resulted from increases in market interest rates. In addition, average earning asset volume increased from the period ending June 30, 2005 to the current period by $8.8 million, or 1.39%, primarily due to an increase in taxable investment securities and loans.

     Interest expense for the six-month period ended June 30, 2006 was $9.9 million, an increase of $1.3 million, or 14.70%, from $8.6 million in the same period of the prior year. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on our time deposits, savings and money market deposits and short-term borrowings. The rate paid on total average interest-bearing liabilities increased 50 basis points to 3.69% during the six-month period ending June 30, 2006 compared to 3.19% during the same period in 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        AVERAGE BALANCE, YIELDS AND RATES

                                                                        SIX MONTHS ENDED JUNE 30,
                                                      -------------------------------------------------------------
                                                                   2006                            2005
                                                      -----------------------------   -----------------------------
                                                                            AVERAGE                         AVERAGE
                                                       AVERAGE   INTEREST    YIELD/    AVERAGE               YIELD/
                                                       BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                                      --------   --------   -------   --------   --------   -------
ASSETS
   Federal funds sold..............................   $  3,686    $    90    4.94%    $ 12,928    $   181    2.82%
   Investment securities - taxable.................     97,867      2,042    4.21       62,928        823    2.64
   Investment securities - non-taxable (1).........        599         21    7.12        1,728         60    6.96
   Mortgage loans held for sale....................     17,898        567    6.39       37,116        980    5.33
   Loans, net of unearned discount and fees........    520,685     20,645    8.00      517,201     16,841    6.57
                                                      --------    -------             --------    -------
      Total earning assets.........................    640,735     23,365    7.35      631,901     18,885    6.03
                                                      --------    -------             --------    -------
   Cash and due from banks - non-interest               20,542                          22,112
   bearing.........................................
   Allowance for possible loan losses..............     (6,581)                         (7,257)
   Premises and equipment, net.....................     18,495                          19,683
   Other assets....................................     18,124                          17,780
                                                      --------                        --------
      Total assets.................................   $691,315                        $684,219
                                                      ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts................   $ 26,226    $    49    0.38%    $ 26,335    $    56    0.43%
   Savings and money market deposits...............    156,001      2,094    2.71      184,502      1,879    2.05
   Time deposits...................................    249,706      5,103    4.12      230,818      4,349    3.80
                                                      --------    -------             --------    -------
      Total interest-bearing deposits..............    431,933      7,246    3.38      441,655      6,284    2.87
                                                      --------    -------             --------    -------
   Short-term borrowings...........................     34,991        724    4.17       25,258        235    1.87
   Long-term debt .................................     75,910      1,951    5.18       79,307      2,130    5.42
                                                      --------    -------             --------    -------
      Total interest-bearing liabilities ..........    542,834      9,921    3.69      546,220      8,649    3.19
                                                      --------    -------             --------    -------
   Non-interest bearing deposits...................     94,309                          88,775
   Other liabilities ..............................      6,416                           6,836
   Stockholders' equity............................     47,756                          42,388
                                                      --------                        --------
      Total liabilities and stockholders' equity...   $691,315                        $684,219
                                                      ========                        ========
   Net interest income/spread .....................               $13,444    3.68%                $10,236    2.84%
                                                                  =======    ====                 =======    ====
   Net interest margin.............................                          4.24%                           3.27%

----------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending June 30, 2006 and 2005, the tax equivalency adjustment amounted to $7,000 and $20,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                         SIX MONTHS ENDED JUNE 30,
                                                           2006 COMPARED TO 2005
                                                         -------------------------
                                                         CHANGE   CHANGE
                                                         DUE TO   DUE TO    TOTAL
                                                          RATE    VOLUME   CHANGE
                                                         ------   ------   ------
                                                          (DOLLARS IN THOUSANDS)
Federal funds sold and other short-term investments ..   $  136   $(227)   $  (91)
Investment securities - taxable ......................      489     730     1,219
Investment securities - non-taxable (1) ..............        1     (40)      (39)
Mortgage loans held for sale .........................      196    (609)     (413)
Loans, net of unearned discount and fees .............    3,666     138     3,804
                                                         ------   -----    ------
   Total interest income .............................    4,488      (8)    4,480
                                                         ------   -----    ------
Interest-bearing demand accounts .....................       (7)     --        (7)
Savings and money market deposits ....................      598    (383)      215
Time deposits ........................................      368     386       754
Short-term borrowings ................................      288     201       489
Long-term debt .......................................      (92)    (87)     (179)
                                                         ------   -----    ------
   Total interest expense ............................    1,155     117     1,272
                                                         ------   -----    ------
Net interest income ..................................   $3,333   $(125)   $3,208
                                                         ======   =====    ======

----------
(1)  Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the second quarter of 2006 was $590,000, compared to $0 for the same period of 2005. For the six-months ended June 30, 2006 and 2005, the provision was $655,000 and $155,000, respectively. The increase in the provision for loan losses recorded in the three- and six-month periods ended June 30, 2006 compared to the same periods in the prior year was the result of growth in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                                    ------------------   ----------------
                                       2006     2005       2006    2005
                                      ------   ------     ------  ------
                                                (IN THOUSANDS)
Loans held for sale fee income...     $1,192   $1,858     $2,328  $3,899
NSF charges and service fees.....        306      302        591     557
Other service charges............        295      255        593     494
Other income.....................        346      254        659     526
                                      ------   ------     ------  ------
   Total non-interest income.....     $2,139   $2,669     $4,171  $5,476
                                      ======   ======     ======  ======

     Non-interest income decreased $530,000, or 19.86%, to $2.1 million during the three-month period ended June 30, 2006, from $2.7 million during the three-month period ended June 30, 2005. Non-interest income for the six-months ended June 30, 2006 was $4.2 million, a decrease of $1.3 million, or 23.84%, from $5.5 million for the six-months ended June 30, 2005. These decreases are attributable primarily to decreases in loans held for sale fee income. Loans held for sale fee income decreased $666,000, or 35.85%, and $1.6 million, or 40.30%, for the three-month and six-month periods ended June 30, 2006, respectively. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates.

NON-INTEREST EXPENSE

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,             JUNE 30,
                                    ------------------   -----------------
                                       2006     2005       2006      2005
                                      ------   ------    -------   -------
                                                (IN THOUSANDS)
Salaries and employee benefits ..     $3,581   $4,095    $ 7,617   $ 8,042
Occupancy .......................        754      809      1,513     1,629
General and administrative ......      1,619    1,690      3,270     3,284
                                      ------   ------    -------   -------
   Total non-interest expense ...     $5,954   $6,594    $12,400   $12,955
                                      ======   ======    =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Non-interest expense decreased $640,000, or 9.71%, to $6.0 million during the three-month period ended June 30, 2006 compared to $6.6 million in the prior year period. For the six-month period ended June 30, 2006, non-interest expense decreased $555,000, or 4.29% to $12.4 million compared to $13.0 million in the prior year period. These decreases are attributable primarily to a decrease in salaries and employee benefits expense which decreased $514,000, or 12.56%, during the second quarter of 2006 and $425,000, or 5.29%, during the six-month period ended June 30, 2006, compared to the prior year periods. Salaries and employee benefits expense decreased due to decreased volume-based incentive compensation in our mortgage operations. In addition, we had 251 full-time equivalent employees at June 30, 2006 compared to 275 at June 30, 2005. The decrease in full-time equivalent employees is mainly due to a reduction in force in our mortgage operation due to the decline in mortgage volume. For the three- and six-month periods ended June 30, 2006, occupancy expenses decreased $55,000, or 6.80%, and $116,000, or 7.13%, respectively. For the three- and six-month periods ended June 30, 2006, general and administrative expenses decreased $71,000, or 4.21%, and $14,000, or 0.43%, respectively.

FINANCIAL CONDITION

     Total assets for the Company at June 30, 2006, were $675.2 million, a decrease of $14.4 million, or 2.09%, compared to $689.6 million at December 31, 2005. Deposits and stockholders' equity at June 30, 2006, were $533.9 million and $49.4 million, respectively, compared with $529.3 million and $46.3 million, respectively, at December 31, 2005, increases of $4.6 million, or 0.86%, and $3.2 million, or 6.87%, respectively.

     Loans at June 30, 2006 totaled $522.7 million, reflecting an increase of $19.5 million, or 3.87%, compared to December 31, 2005. The loan to deposit ratio at June 30, 2006 was 97.89% compared to 95.05% at December 31, 2005.

     Available-for-sale securities at June 30, 2006 totaled $89.2 million, reflecting a decrease of $10.8 million or 10.79% compared to December 31, 2005.

     Mortgage loans held for sale at June 30, 2006 totaled $16.9 million, an increase of $3.0 million, or 21.55% compared to December 31, 2005. The Company's principal funding source for mortgage loans held for sale is short- and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2006, approximately $84,935,000 was available.

     Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                    AS OF
                                                     ----------------------------------
                                                     JUNE 30,   JUNE 30,   DECEMBER 31,
                                                       2006       2005         2005
                                                     --------   --------   ------------
                                                           (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
   Past due 90 days or more                          $   437    $   545      $   781
   Nonaccrual                                          1,392        599          769

COMMERCIAL REAL ESTATE LOANS:
   Past due 90 days or more                               --         --          598
   Nonaccrual                                             --         --           --

CONSTRUCTION LOANS:
   Past due 90 days or more                               --        650          585
   Nonaccrual                                             --         --          452

LEASE FINANCING:
   Past due 90 days or more                               29         --            5
   Nonaccrual                                             13        441          119

RESIDENTIAL REAL ESTATE LOANS:
   Past due 90 days or more                               --        330           --
   Nonaccrual                                            828      1,135        1,016

CONSUMER LOANS:
   Past due 90 days or more                               17         69           49
   Nonaccrual                                             --         --           --

HOME EQUITY LOANS:
   Past due 90 days or more                               35         24           --
   Nonaccrual                                             --         75           --

DEBT SECURITIES AND OTHER ASSETS (EXCLUDING OTHER
   REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS)
   Past due 90 days or more                               --         --           --
   Nonaccrual                                             --         --           --
                                                     -------    -------      -------
      Total non-performing loans                       2,751      3,868        4,374
                                                     -------    -------      -------
FORECLOSED ASSETS HELD FOR SALE                          449         83          711
                                                     -------    -------      -------
      Total non-performing assets                    $ 3,200    $ 3,951      $ 5,085
                                                     =======    =======      =======

Total nonperforming loans to total loans                0.53%      0.76%        0.87%
Total nonperforming loans to total assets               0.41%      0.56%        0.63%
Allowance for loan losses to nonperforming loans      244.85%    178.20%      153.27%
Nonperforming assets to loans and foreclosed
   assets held for sale                                 0.61%      0.77%        1.01%

     As of June 30, 2006, non-performing loans equaled 0.53% of total loans, reflecting a decrease in non-performing loans from December 31, 2005. The overall credit exposure in the Company's total loan portfolio continued to improve. However, the level of loans charged-off increased slightly during the first half of 2006. Consequently, the Company experienced an annualized ratio of net charge-offs to average loans of 0.24% for the period ended June 30, 2006 compared to 0.17% for the year ended December 31, 2005. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of June 30, 2006, our ratio of allowance for loan losses to non-performing loans was 244.85%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION

                                                  AS OF AND FOR THE
                                         ----------------------------------
                                           SIX MONTHS ENDED
                                               JUNE 30,         YEAR ENDED
                                         -------------------   DECEMBER 31,
                                           2006       2005         2005
                                         --------   --------   ------------
                                               (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD           $  6,704   $  7,333     $  7,333

LOANS CHARGED-OFF
   Commercial loans                           299        638          949
   Commercial real estate loans                --         --           --
   Construction loans                         100         --           --
   Lease financing                             98         21           86
   Residential real estate loans              196         --           --
   Consumer loans                              38         38           77
   Home equity loans                            8         --           16
                                         --------   --------     --------
      Total loans charged-off                 739        698        1,128
                                         --------   --------     --------

RECOVERIES:
   Commercial loans                            67         11          154
   Commercial real estate loans                --         --            3
   Construction loans                          --         --           --
   Lease financing                             30         67           76
   Residential real estate loans               --         --            1
   Consumer loans                               8         24           35
   Home equity loans                           --         --           --
                                         --------   --------     --------
      Total recoveries                        105        102          269
                                         --------   --------     --------

NET LOANS CHARGED-OFF                         634        595          859

PROVISION FOR LOAN LOSSES                     665        155          230
                                         --------   --------     --------
BALANCE AT END OF PERIOD                 $  6,735   $  6,893     $  6,704
                                         ========   ========     ========

LOANS OUTSTANDING:
   Average                               $520,685   $517,201     $516,643
   End of period                          522,657    512,136      503,143

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
   Average                                   1.29%      1.33%        1.30%
   End of period                             1.29%      1.35%        1.33%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
   Average loans                             0.24%      0.23%        0.17%
   End of period loans                       0.24%      0.23%        0.17%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 71.57% and 74.26% of our total deposits at June 30, 2006, and December 31, 2005, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

     At June 30, 2006, our total stockholders' equity was $49.4 million and our equity to asset ratio was 7.32%. At June 30, 3006, our Tier 1 capital ratio was 9.58% compared to 8.86% at December 31, 2005, while our total risk-based capital ratio was 12.19% compared to 12.04% at December 31, 2005. As of June 30, 2006, we had capital in excess of the requirements for a "well-capitalized" institution.

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

     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2006 based on the indicated instantaneous and permanent changes in interest rates.

                              NET INTEREST      NET ECONOMIC
                                 INCOME           VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------   ----------------   --------------
200 basis point rise             12.58%             2.23%
Base Rate Scenario                  --                --
200 basis point decline         (12.21%)           (6.62%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above table indicates that, at June 30, 2006, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

     The above table also indicates that, at June 30, 2006, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2006, the Company held its Annual Meeting of Stockholders. There were 2,387,969 shares outstanding and entitled to vote at the Annual Meeting, of which 1,918,407 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:

     1.   Election of Directors

          Robert D. Regnier was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

Shares Voted For:      1,918,407
Shares Voted Against           0
Shares Abstained               0

          Thomas A. McDonnell was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

Shares Voted For:      1,912,816
Shares Voted Against         175
Shares Abstained           5,416

          The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:

               Don H. Alexander
               Michael J. Brown
               Wayne A. Henry, Jr.
               Robert D. Taylor

PART II: OTHER INFORMATION

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

                                        BLUE VALLEY BAN CORP


Date: August 11, 2006                   By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President and
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


Date: August 11, 2006                   By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer (Principal Financial [and
                                            Accounting] Officer)