Form 10-Q
period 2006-09-30
BLUE VALLEY BAN CORP
filed 2006-11-13
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

  Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company as defined
in Rule 12b-2 of the Securities Act                               Yes [ ] No [ ]

     As of September 30, 2006 the registrant had 2,409,069 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP
                                 FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.............................................3

        Condensed Consolidated Balance Sheets -
          September 30, 2006 (unaudited) and December 31, 2005..............................................4

        Condensed Consolidated Statements of Income (unaudited) -
          three and nine months ended September 30, 2006 and 2005...........................................6

        Condensed Consolidated Statements of Stockholders' Equity (unaudited) -
          nine months ended September 30, 2006 and 2005 ....................................................7

        Condensed Consolidated Statements of Cash Flows (unaudited) -
          nine months ended September 30, 2006 and 2005.....................................................8

        Notes to Condensed Consolidated Financial Statements (unaudited) -
          nine months ended September 30, 2006 and 2005.....................................................9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................................................13

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................23

    ITEM 4.  CONTROLS AND PROCEDURES.......................................................................25


PART II.    OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.............................................................................26

    ITEM 1A.  RISK FACTORS.................................................................................26

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...................................26

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................26

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................26

    ITEM 5.  OTHER INFORMATION.............................................................................26

    ITEM 6.  EXHIBITS......................................................................................26

PART I.  FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp
Overland Park, Kansas 66225


We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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



                                      /s/ BKD, LLP

Kansas City, Missouri
November 2, 2006

                              BLUE VALLEY BAN CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                    (dollars in thousands, except share data)


ASSETS


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2006             2005
                                                                    ------------------------------
                                                                    (Unaudited)
Cash and due from banks                                               $ 14,565          $ 16,493
Interest-bearing deposits in other financial institutions                  380            12,163
Federal funds sold                                                         394            11,401
                                                                      --------          --------
       Cash and cash equivalents                                        15,339            40,057

Available-for-sale securities                                           86,162            99,987
Mortgage loans held for sale                                            21,791            13,906

Loans, net of allowance for loan losses of $6,693
  and $6,704 in 2006 and 2005, respectively                            527,864           496,439

Premises and equipment, net                                             18,037            18,593
Foreclosed assets held for sale, net                                       682               711
Interest receivable                                                      4,324             3,372
Deferred income taxes                                                    2,366             2,564
Prepaid expenses and other assets                                        1,279             4,647
Federal Home Loan Bank stock, Federal Reserve Bank stock,
  and other securities                                                   6,382             8,490
Core deposit intangible asset, at amortized cost                           709               823
                                                                      --------          --------

       Total assets                                                   $684,935          $689,589
                                                                      ========          ========



See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           2006          2005
                                                                       --------------------------
                                                                       (Unaudited)
LIABILITIES
    Deposits
       Demand                                                           $  95,832      $  94,452
       Savings, NOW and money market                                      157,279        185,234
       Time                                                               276,901        249,655
                                                                        ---------      ---------
           Total deposits                                                 530,012        529,341

    Other interest-bearing liabilities                                     30,750         26,288
    Long-term debt                                                         67,293         78,106
    Interest payable and other liabilities                                  4,685          9,599
                                                                        ---------      ---------

           Total liabilities                                              632,740        643,334
                                                                        ---------      ---------


STOCKHOLDERS' EQUITY
    Capital stock
       Common stock, par value $1 per share;
          authorized 15,000,000 shares; issued and outstanding
          2006 -- 2,409,069 shares; 2005 -- 2,382,046 shares                2,409          2,382
    Additional paid-in capital                                              9,452          9,212
    Retained earnings                                                      40,606         35,782
    Unearned compensation                                                      --           (648)
    Accumulated other comprehensive loss, net of income tax credits
       of $(181) in 2006 and $(315) in 2005                                  (272)          (473)
                                                                        ---------      ---------

           Total stockholders' equity                                      52,195         46,255
                                                                        ---------      ---------

           Total liabilities and stockholders' equity                   $ 684,935      $ 689,589
                                                                        =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements
    and Report of Independent Registered Public Accounting Firm.               5

                              BLUE VALLEY BAN CORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                    (dollars in thousands, except share data)


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  2006            2005             2006             2005
                                                              ---------------------------------------------------------------
                                                               (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                $      11,621   $       9,804    $      32,832    $      27,625
    Federal funds sold and other short-term
      investments                                                        66             110              104              291
    Available-for-sale securities                                       960             618            3,069            1,481
                                                              -------------   -------------    -------------    -------------
           Total interest income                                     12,647          10,532           36,005           29,397
                                                              -------------   -------------    -------------    -------------

INTEREST EXPENSE
    Interest-bearing demand deposits                                     22              18               71               74
    Savings and money market deposit accounts                         1,180           1,000            3,274            2,879
    Other time deposits                                               2,928           2,335            8,031            6,684
    Federal funds purchased and other
      interest-bearing   liabilities                                    288             143              718              360
    Short-term debt                                                      21              --              315               17
    Long-term debt, net                                                 942           1,178            2,893            3,309
                                                              -------------   -------------    -------------    -------------
           Total interest expense                                     5,381           4,674           15,302           13,323
                                                              -------------   -------------    -------------    -------------

NET INTEREST INCOME                                                   7,266           5,858           20,703           16,074

PROVISION FOR LOAN LOSSES                                               540              --            1,205              155
                                                              -------------   -------------    -------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   6,726           5,858           19,498           15,919
                                                              -------------   -------------    --------------   -------------

NONINTEREST INCOME
    Loans held for sale fee income                                    1,341           2,179            3,669            6,078
    Service fees                                                        664             558            1,848            1,609
    Other income                                                        359             591            1,018            1,117
                                                              -------------   -------------    -------------    -------------
           Total noninterest income                                   2,364           3,328            6,535            8,804
                                                              -------------   -------------    -------------    -------------

NONINTEREST EXPENSE
    Salaries and employee benefits                                    3,546           4,201           11,165           12,243
    Net occupancy expense                                               770             838            2,281            2,467
    Other operating expense                                           1,564           1,589            4,834            4,873
                                                              -------------   -------------    -------------    -------------
           Total noninterest expense                                  5,880           6,628           18,280           19,583
                                                              -------------   -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                            3,210           2,558            7,753            5,140

PROVISION FOR INCOME TAXES                                            1,219             964            2,929            1,946
                                                              -------------   -------------    -------------    -------------

NET INCOME                                                    $       1,991   $       1,594    $       4,824    $       3,194
                                                              =============   =============    =============    =============

BASIC EARNINGS PER SHARE                                      $        0.84   $        0.68    $        2.04    $        1.36
                                                              =============   =============    =============    =============
DILUTED EARNINGS PER SHARE                                    $        0.83   $        0.67    $        2.01    $        1.34
                                                              =============   =============    =============    =============



See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                    (dollars in thousands, except share data)


                                                                                                          ACCUMULATED
                                                                  ADDITIONAL                                  OTHER
                                      COMPREHENSIVE    COMMON       PAID-IN      RETAINED     UNEARNED    COMPREHENSIVE
                                      INCOME (LOSS)     STOCK       CAPITAL      EARNINGS   COMPENSATION       LOSS        TOTAL
                                     ----------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2004                          $    2,327   $    8,099   $   31,809   $     (594)   $      (257)  $    41,384

 Issuance of 34,210 shares of
      common stock                                           34          470           --           --             --           504
 Net income                             $    3,194           --           --        3,194           --             --         3,194
 Restricted stock earned, net of
       forfeitures                              --           --           --           --          218             --           218
 Change in unrealized
    depreciation, net of income
    taxes (credit) of $(20)                   (176)          --           --           --           --           (176)         (176)
                                        ----------   ----------   ----------   ----------   ----------    -----------    ----------

 BALANCE, SEPTEMBER 30, 2005            $    3,018   $    2,361   $    8,569   $   35,003   $     (376)   $      (433)   $   45,124
                                        ==========   ==========   ==========   ==========   ==========    ===========    ==========

 BALANCE, DECEMBER 31, 2005                          $    2,382   $    9,212   $   35,782   $     (648)   $      (473)   $   46,255
                                                     ----------   ----------   ----------   ----------    -----------    ----------

 Issuance of 27,023 shares of
      common stock                                           27          516           --           --             --           543
 Net income                             $    4,824           --           --        4,824           --             --         4,824
 Restricted stock earned, net of
       forfeitures                              --           --          372           --           --             --           372
 Reclassification of unearned
    compensation in accordance
    with adoption of SFAS No. 123R              --           --         (648)          --          648             --            --
 Change in derivative financial
    instrument, net of income
    taxes  of $48                               72           --           --           --           --             72            72
 Change in unrealized
    depreciation on
    available-for-sale
    securities, net of income
    taxes of $86                               129           --           --           --           --            129           129
                                        ----------   ----------   ----------   ----------   ----------    -----------    ----------

BALANCE, SEPTEMBER 30, 2006              $    5,025  $    2,409   $    9,452   $   40,606   $       --    $      (272)   $   52,195
                                         ==========  ==========   ==========   ==========   ==========    ===========    ==========



See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                   (dollars in thousands, except share data)

                                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                                               2006           2005
                                                                           ----------------------------
                                                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $   4,824      $   3,194
    Adjustments to reconcile net income to net cash flow
      from operating activities:
        Depreciation and amortization                                           1,093          1,431
        Amortization (accretion) of premiums and discounts on
           securities                                                             (72)           (27)
        Provision for loan losses                                               1,205            155
        Deferred income taxes                                                     111            (38)
        Stock dividends on FHLB securities                                       (210)            --
        Net loss (gain) on sale of foreclosed assets                              (29)            34
        Net loss (gain) on sale of premises and equipment                           6           (344)
        Restricted stock earned and forfeited                                     372            218
        Originations of loans held for sale                                  (246,932)      (557,755)
        Proceeds from the sale of loans held for sale                         239,047        568,803
     Changes in
        Interest receivable                                                      (952)          (577)
        Prepaid expenses and other assets                                       3,478         (1,101)
        Interest payable and other liabilities                                 (4,367)         2,279
                                                                            ---------      ---------
           Net cash provided by (used in) operating activities                 (2,426)        16,272
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations of loans                                                 (33,410)       (14,825)
    Proceeds from sales of loan participations                                     --          6,400
    Purchase of premises and equipment                                           (418)          (488)
    Proceeds from the sale of premises and equipment                               --            993
    Proceeds from the sale of foreclosed assets, net of expenses                  838          2,976
    Proceeds from maturities of available-for-sale securities                  20,110         16,245
    Purchases of available-for-sale securities                                 (5,998)       (26,494)
    Proceeds from the sale or maturities of Federal Home Loan Bank
      stock, Federal Reserve Bank stock, and other securities                   2,319             --
    Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                  --           (428)
                                                                            ---------      ---------
           Net cash used in investing activities                              (16,559)       (15,621)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in demand deposits, money market,
      NOW and savings accounts                                                (26,575)        (5,253)
    Net increase in time deposits                                              27,246         28,300
    Repayments of long-term debt                                              (10,813)       (17,001)
    Proceeds from long-term debt                                                   --         21,244
    Net proceeds (payments) from other financing activities                       (53)           504
    Net increase (decrease) in other borrowings                                 4,462          1,162
                                                                            ---------      ---------
           Net cash provided by (used in) financing activities                 (5,733)        28,956
                                                                            ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (24,718)        29,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 40,057         22,494
                                                                            ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  15,339      $  52,101
                                                                            =========      =========


See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)



NOTE 1:   BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2006, and the condensed consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended September 30, 2006 and 2005, and are of a normal recurring nature.

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

        The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

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

        The computation of per share earnings for the three- and nine-months ended September 30, 2006 and 2005 is as follows:

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2006           2005            2006             2005
                                                   -----------------------------------------------------------
                                                  (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
                                                  (amounts in thousands, except  (amounts in thousands, except
                                                    share and per share data)     share and per share data)
Net income, as reported                            $    1,991     $    1,594       $    4,824       $    3,194
                                                   ==========     ==========       ==========       ==========

Average common shares outstanding                   2,372,489      2,356,062        2,361,349        2,342,631
Average common share stock options outstanding         37,904         38,871           42,057           40,452
                                                   ----------     ----------       ----------       ----------

Average diluted common shares                       2,410,393      2,394,933        2,403,406        2,383,083
                                                   ==========     ==========       ==========       ==========

Basic earnings per share                           $     0.84     $     0.68       $     2.04       $     1.36
                                                   ==========     ==========       ==========       ==========
Diluted earnings per share                         $     0.83     $     0.67       $     2.01       $     1.34
                                                   ==========     ==========       ==========       ==========


NOTE 4:   SHORT-TERM DEBT

        The Company has a $15 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.63%. The line of credit is secured by stock in the Company's subsidiary bank and matures during 2007. As of September 30, 2006 and December 31, 2005, the Company had no outstanding balance on this line of credit.

NOTE 5:   LONG-TERM DEBT

        Long-term debt at September 30, 2006 and December 31, 2005, consisted of the following components:


                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2006             2005
                                                           -------------    ------------
                                                            (Unaudited)
                                                                  (in thousands)

Note Payable -- Blue Valley Ban Corp (A)                    $ 3,531            $ 3,981
Note Payable -- Blue Valley Building Corp. (B)                6,674              7,037
Federal Home Loan Bank advances (C)                          37,500             47,500
Subordinated Debentures -- BVBC Capital Trust II (D)          7,732              7,732
Subordinated Debentures -- BVBC Capital Trust III (E)        11,856             11,856
                                                            -------            -------

Total long-term debt                                        $67,293            $78,106
                                                            =======            =======

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


           (A) Due in 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 6).

           (B) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

           (C) Due in 2008, 2011, 2013 and 2015; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2006, approximately $82,702,000 was available.

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



Aggregate annual maturities of long-term debt at September 30, 2006 are as follows:


                                                           (in thousands)
         October 1 to December 31, 2006                   $           274
               2007                                                 1,113
               2008                                                11,140
               2009                                                 1,169
               2010                                                 1,199
               Thereafter                                          52,398
                                                          ---------------

                                                          $        67,293
                                                          ===============

                              BLUE VALLEY BAN CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


NOTE 6:   DERIVATIVE FINANCIAL INSTRUMENTS

        As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 5). The agreement provides for the Company to receive interest from the counterparty at the note's variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.

        Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through September 30, 2006. A $72,000 unrealized gain has been recognized as a component of other comprehensive loss.



NOTE 7:   SUBSEQUENT EVENT

        On November 2nd, 2006 the Company announced the signing of a definitive Agreement and Plan of Merger for the acquisition of Unison Bancorp, Inc. ("Unison"), the holding company for Western National Bank of Lenexa, Kansas. Subsequent to the acquisition, the Company intends to merge Western National Bank with and into the Bank of Blue Valley. This transaction continues Blue Valley's expansion in Johnson County and represents its first presence in Lenexa.

        Under the terms of the merger agreement, shareholders of Unison will receive aggregate consideration of approximately $10.2 million in cash. The transaction is subject to the satisfaction of certain conditions, including Unison stockholder and regulatory approval, and is expected to close during the first quarter of 2007. Western National Bank, with assets of approximately $40 million, is located at 95th and Lackman Road in Lenexa, Kansas.

        The Company expects to fund the acquisition through excess liquidity including short-term borrowing. In addition, the Company does not anticipate the acquisition will change the bank's capital risk-rating.

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


    RESULTS OF OPERATIONS

        Three months ended September 30, 2006 and 2005. Net income for the quarter ended September 30, 2006, was $2.0 million, compared to net income of $1.6 million for the quarter ended September 30, 2005, representing an increase of $397,000, or 24.90%. Diluted earnings per share increased 31.74% to $0.83 during the third quarter of 2006 from $0.63 in the same period of 2005. The Company's annualized returns on average assets and average stockholders' equity for the three-month period ended September 30, 2006 were 1.16% and 15.43%, compared to 0.90% and 14.34%, respectively, for the same period in 2005, increases of 28.88% and 7.60%, respectively.

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

        Nine months ended September 30, 2006 and 2005. Net income for the nine months ended September 30, 2006 was $4.8 million, compared to net income of $3.2 million for the nine-month period ended September 30, 2005, representing an increase of $1.6 million, or 51.03%. Diluted earnings per share increased 50.00% to $2.01 during the nine months ended September 30, 2006 from $1.34 in the same period of 2005. The Company's annualized returns on average assets and average stockholders' equity for the nine-month period ended September 30, 2006 were 0.94% and 13.17%, compared to 0.62% and 9.92%, respectively, for the same period in 2005, increases of 51.61% and 32.76%, respectively.

        The principal contributing factor to our increase in net income from the nine months ended September 30, 2005 to the current year was an increase in net interest income resulting from higher yields on average earning assets. However, the increase in net interest income was partially offset by lower noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income.

    NET INTEREST INCOME

        Fully tax equivalent (FTE) net interest income for the three-month period ended September 30, 2006 was $7.3 million, an increase of $1.4 million or 23.95%, from $5.9 million for the three-month period ended September 30, 2005.

        FTE interest income for the current year third quarter was $12.7 million, an increase of $2.1 million, or 20.05%, from $10.5 million in the prior year third quarter. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 149 basis points to 7.88% in the third quarter of 2006 compared to 6.39% in the prior year third quarter. The 149 basis point increase in yield resulted from increases in market interest rates. Partially offsetting the increase in yield on average earning assets was a decrease in those assets. Average earning assets decreased $17.1 million or 2.62% to $636.7 million during the third quarter of 2006 compared to $653.8 million during the prior year period primarily due to a decrease in mortgage loans held for sale due to lower origination volume.

        Interest expense for the current year third quarter was $5.4 million, an increase of $707,000, or 15.12%, from $4.7 million in the prior year third quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on our time deposits, savings and money market deposits and short-term borrowings. The rate paid on total average interest-bearing liabilities increased 68 basis points to 4.02% during the three month period ending September 30, 2006 compared to 3.34% during the same period in 2005. Partially offsetting the increase in rate paid on average interest-bearing liabilities was a decrease in those liabilities. Average interest-bearing liabilities decreased $24.4 million or 4.41% to $530.8 million during the third quarter of 2006 compared to $555.3 million

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        during the prior year period. More specifically, savings, NOW and money market account average balances declined from $178.2 million during the third quarter of 2005 to $144.7 million during the current year third quarter, a decline of $33.5 million or 18.78%, primarily due to strong market competition in those products.

        FTE net interest income for the nine-month period ended September 30, 2006 was $20.7 million, an increase of $4.6 million or 28.65%, from $16.1 million for the nine-month period ended September 30, 2005.

        FTE interest income for the nine months ended September 30, 2006 was $36.0 million, an increase of $6.6 million, or 22.40%, from $29.4 million for the nine months ended September 30, 2005. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 138 basis points to 7.53% for the period ending September 30, 2006 compared to 6.15% for the prior year period. The 138 basis point increase in yield resulted from increases in market interest rates. In addition, while average earning asset volume increased only slightly from the period ending September 30, 2005 to the current period, the change in mix of earning assets was beneficial as increases in loans and investment securities were offset by decreases in federal funds sold and mortgage loans held for sale.

        Interest expense for the nine-month period ended September 30, 2006 was $15.3 million, an increase of $2.0 million, or 14.85%, from $13.3 million in the same period of the prior year. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on our time deposits, savings and money market deposits and short-term borrowings. The rate paid on total average interest-bearing liabilities increased 56 basis points to 3.80% during the nine-month period ending September 30, 2006 compared to 3.24% during the same period in 2005.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       AVERAGE BALANCES, YIELDS AND RATES

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                            ------------------------------------------------------------------------
                                                                          2006                                   2005
                                                            --------------------------------      ----------------------------------
                                                                                    AVERAGE                                  AVERAGE
                                                             AVERAGE                 YIELD/         AVERAGE                   YIELD/
                                                             BALANCE     INTEREST    RATE           BALANCE       INTEREST     RATE
                                                            ---------   ----------  -------        ----------    ----------  -------
ASSETS
   Federal funds sold.................................      $   4,172   $     156     5.01%        $   12,159    $     291     3.19%
   Investment securities -- taxable...................         94,236       2,996     4.25             67,469        1,430     2.83
   Investment securities -- non-taxable (1)...........            586          31     7.08              1,489           77     6.95
   Mortgage loans held for sale.......................         17,110         817     6.39             39,791        1,577     5.30
   Loans, net of unearned discount and fees...........        523,373      32,015     8.18            518,456       26,048     6.72
                                                            ---------   ---------                  ----------    ---------
     Total earning assets.............................        639,477      36,015     7.53            639,364       29,423     6.15
                                                            ---------   ---------                  ----------    ---------
   Cash and due from banks -- non-interest bearing....         19,348                                  21,480
   Allowance for possible loan losses.................         (6,573)                                 (7,122)
   Premises and equipment, net........................         18,388                                  19,493
   Other assets.......................................         16,979                                  17,750
                                                            ---------                              ----------
     Total assets.....................................      $ 687,619                              $  690,965
                                                            =========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts...................      $  25,185   $      71     0.38%        $   25,472    $      74     0.39%
   Savings and money market deposits..................        152,193       3,274     2.88            182,695        2,879     2.11
   Time deposits......................................        255,842       8,031     4.20            234,450        6,684     3.81
                                                            ---------   ---------                  ----------    ---------
     Total interest-bearing deposits..................        433,220      11,376     3.51            442,617        9,637     2.91
                                                            ---------   ---------                  ----------    ---------
   Short-term borrowings..............................         32,695       1,033     4.22             24,636          377     2.05
   Long-term debt ....................................         72,872       2,893     5.31             82,060        3,309     5.39
                                                            ---------   ---------                  ----------    ---------
     Total interest-bearing liabilities ..............        538,787      15,302     3.80            549,313       13,323     3.24
                                                            ---------   ---------                  ----------    ---------
   Non-interest bearing deposits......................         94,004                                  91,104
   Other liabilities .................................          5,858                                   7,492
   Stockholders' equity...............................         48,970                                  43,056
                                                            ---------                              ----------
      Total liabilities and stockholders'
   equity.............................................      $ 687,619                              $  690,965
                                                            =========                              ==========
   Net interest income/spread ........................                  $  20,713     3.73%                      $  16,100     2.91%
                                                                        =========     ====                       =========     ====
   Net interest margin................................                                4.33%                                    3.37%


------------------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending September 30, 2006 and 2005, the tax equivalency adjustment amounted to $10,000 and $26,000 respectively.

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


                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2006 COMPARED TO 2005
                                                                     ------------------------------------------
                                                                      CHANGE            CHANGE
                                                                      DUE TO            DUE TO          TOTAL
                                                                       RATE             VOLUME         CHANGE
                                                                     ----------       ----------      ---------
                                                                               (DOLLARS IN THOUSANDS)
Federal funds sold and other short-term investments...............   $      165       $    (300)      $   (135)
Investment securities -- taxable..................................          715              851          1,566
Investment securities -- non-taxable (1)..........................            2             (48)           (46)
Mortgage loans held for sale......................................          324          (1,084)          (760)
Loans, net of unearned discount and fees .........................        5,666              301          5,967
                                                                     ----------       ---------       --------
           Total interest income..................................        6,872            (280)          6,592
                                                                     ----------       ---------       --------
Interest-bearing demand accounts..................................          (2)              (1)            (3)
Savings and money market deposits.................................        1,051            (656)            395
Time deposits.....................................................          675              672          1,347
Short-term borrowings.............................................          402              254            656
Long-term debt....................................................         (51)            (365)          (416)
                                                                     ----------       ---------       --------
           Total interest expense.................................        2,075             (96)          1,979
                                                                     ----------       ---------       --------
Net interest income...............................................   $    4,797       $    (184)      $   4,613
                                                                     ==========       =========       =========

---------------

(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES

        The provision for loan losses for the third quarter of 2006 was $540,000, compared to $0 for the same period of 2005. For the nine-months ended September 30, 2006 and 2005, the provision was $1.2 million and $155,000, respectively. The increase in the provision for loan losses recorded in the three- and nine-month periods ended September 30, 2006 compared to the same periods in the prior year was the result of a couple of large credits which management is aggressively pursuing collection on and growth in the loan portfolio. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. We make provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.


NON-INTEREST INCOME


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------------------     ------------------------
                                                         2006           2005           2006          2005
                                                      ---------      ----------     ---------      ---------
                                                                          (IN THOUSANDS)
Loans held for sale fee income...................     $   1,341      $    2,179      $  3,669       $  6,078
NSF charges and service fees.....................           319             281           910            839
Other service charges............................           345             277           938            770
Other income ....................................           359             591         1,018          1,117
                                                      ---------      ----------      --------       --------
      Total non-interest income..................     $   2,364      $    3,328      $  6,535       $  8,804
                                                      =========      ==========      ========       ========



        Non-interest income decreased $964,000, or 28.97%, to $2.4 million during the three-month period ended September 30, 2006, from $3.3 million during the three-month period ended September 30, 2005. Non-interest income for the nine-months ended September 30, 2006 was $6.5 million, a decrease of $2.3 million, or 25.78%, from $8.8 million for the nine-months ended September 30, 2005. These decreases are attributable primarily to decreases in loans held for sale fee income. Loans held for sale fee income decreased $838,000, or 38.46%, and $2.4 million, or 39.64%, for the three-month and nine-month periods ended September 30, 2006, respectively. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates.


NON-INTEREST EXPENSE


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------------    ------------------------
                                                2006           2005         2006           2005
                                             ----------     ----------    ---------      ---------
                                                                (IN THOUSANDS)
Salaries and employee benefits............   $    3,546     $   4,201     $  11,165      $  12,243
Occupancy.................................          770           838         2,281          2,467
General and administrative ...............        1,564         1,589         4,834          4,873
                                             ----------     ---------     ---------      ---------
      Total non-interest expense..........   $    5,880     $   6,628     $  18,280      $  19,583
                                             ==========     =========     =========      =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Non-interest expense decreased $748,000, or 11.29%, to $5.9 million during the three-month period ended September 30, 2006 compared to $6.6 million in the prior year period. For the nine-month period ended September 30, 2006, non-interest expense decreased $1.3 million, or 6.66% to $18.3 million compared to $19.6 million in the prior year period. These decreases are attributable primarily to a decrease in salaries and employee benefits expense which decreased $655,000, or 15.60%, during the third quarter of 2006 and $1.1 million, or 8.81%, during the nine-month period ended September 30, 2006, compared to the prior year periods. Salaries and employee benefits expense decreased due to lower compensation costs in our mortgage division. We had 237 full-time equivalent employees at September 30, 2006 compared to 264 at September 30, 2005. The decrease in full-time equivalent employees is mainly due to a reduction in force in our mortgage operation due to the decline in mortgage volume. For the three- and nine-month periods ended September 30, 2006, occupancy expenses decreased $68,000, or 8.12%, and $186,000, or 7.54%, respectively. For the three- and nine-month periods ended September 30, 2006, general and administrative expenses decreased $25,000, or 1.58%, and $39,000, or 0.81%, respectively.


FINANCIAL CONDITION

        Total assets for the Company at September 30, 2006, were $684.9 million, a decrease of $4.7 million, or 0.68%, compared to $689.6 million at December 31, 2005. Deposits and stockholders' equity at September 30, 2006, were $530.0 million and $52.2 million, respectively, compared with $529.3 million and $46.3 million, respectively, at December 31, 2005, increases of $671,000, or 0.12%, and $5.9 million, or 12.84%, respectively.

        Loans at September 30, 2006 totaled $534.6 million, reflecting an increase of $31.4 million, or 6.24%, compared to December 31, 2005 with the majority of the loan growth occurring towards the end of the quarter. The loan to deposit ratio at September 30, 2006 was 100.85% compared to 95.05% at December 31, 2005.

        Available-for-sale securities at September 30, 2006 totaled $86.2 million, reflecting a decrease of $13.8 million or 13.83% compared to December 31, 2005 with more securities maturing during the third quarter, resulting in a higher average balance for the nine-month period ending September 30, 2006.

        Mortgage loans held for sale at September 30, 2006 totaled $21.8 million, an increase of $7.9 million, or 56.70% compared to December 31, 2005. Mortgage loans held for sale balance are seasonally lower during the winter months which accounts for this increase. The Company's principal funding source for mortgage loans held for sale is short- and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2006, approximately $82,702,000 was available.

        Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              NON-PERFORMING ASSETS

                                                                             AS OF
                                                       --------------------------------------------------
                                                        SEPTEMBER 30,      SEPTEMBER 30,    DECEMBER 31,
                                                            2006                2005            2005
                                                       --------------------------------------------------
                                                                   (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
     Past due 90 days or more                          $         609       $    2,513      $      781
     Nonaccrual                                                  873              760             769
COMMERCIAL REAL ESTATE LOANS:
     Past due 90 days or more                                  9,155              460             598
     Nonaccrual                                                   --               --              --
CONSTRUCTION LOANS:
     Past due 90 days or more                                    487              309             585
     Nonaccrual                                                  136              325             452
LEASE FINANCING:
     Past due 90 days or more                                    104               --               5
     Nonaccrual                                                    1              145             119
RESIDENTIAL REAL ESTATE LOANS:
     Past due 90 days or more                                     --               80              --
     Nonaccrual                                                  554              902           1,016
CONSUMER LOANS:
     Past due 90 days or more                                     12               66              49
     Nonaccrual                                                   --               --              --
HOME EQUITY LOANS:
     Past due 90 days or more                                     35               --              --
     Nonaccrual                                                   --               --              --
DEBT SECURITIES AND OTHER ASSETS
  (EXCLUDING OTHER REAL ESTATE OWNED
  AND OTHER REPOSSESSED ASSETS)
     Past due 90 days or more                                     --               --              --
     Nonaccrual                                                   --               --              --
                                                       -------------       ----------      ----------
       Total non-performing loans                             11,966            5,560           4,374
                                                       -------------       ----------      ----------
FORECLOSED ASSETS HELD FOR SALE                                  682              723             711
                                                       -------------       ----------      ----------
       Total non-performing assets                     $      12,648       $    6,282      $    5,085
                                                       =============       ==========      ==========

Total nonperforming loans to total loans                       2.24%            1.08%           0.87%
Total nonperforming loans to total assets                      1.75%            0.79%           0.63%
Allowance for loan losses to nonperforming loans              55.94%          124.22%         153.27%
Nonperforming assets to loans and foreclosed
   assets held for sale                                        2.36%            1.22%           1.01%

        As of September 30, 2006, non-performing loans equaled 2.24% of total loans, reflecting an increase in non-performing loans from December 31, 2005. The overall credit exposure in the Company's total loan portfolio worsened during the third quarter of 2006 as two large commercial real estate loan relationships became 90 days or more past due. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. We expect one of these past due commercial real estate relationships totaling approximately $5.5 million to be made current during the fourth quarter of 2006.

        The level of loans charged-off increased during the first three quarters of 2006. Consequently, the Company experienced an annualized ratio of net charge-offs to average loans of 0.31% for the period ended September 30, 2006. The 0.31% ratio is comparable with historical charge off ratios, however it is higher than the historically low ratio of 0.17% achieved for the year ended December 31, 2005.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. However, due to the factors noted above, as of September 30, 2006, our ratio of allowance for loan losses to non-performing loans was 55.94%.

        The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.



                         SUMMARY OF LOAN LOSS EXPERIENCE
                             AND RELATED INFORMATION


                                                                             AS OF AND FOR THE
                                                             ---------------------------------------------------
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  YEAR ENDED
                                                             -------------------------------        DECEMBER 31,
                                                                 2006               2005                2005
                                                             ------------       ------------       -------------
                                                                           (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD                               $      6,704       $      7,333       $      7,333

LOANS CHARGED-OFF
     Commercial loans                                                 850                638                949
     Commercial real estate loans                                      --                 --                 --
     Construction loans                                               100                 --                 --
     Lease financing                                                  105                 66                 86
     Residential real estate loans                                    263                 --                 --
     Consumer loans                                                    53                 56                 77
     Home equity loans                                                  8                 16                 16
                                                             ------------       ------------       ------------
          Total loans charged-off                                   1,379                776              1,128
                                                             ------------       ------------       ------------

RECOVERIES:
     Commercial loans                                                  78                 92                154
     Commercial real estate loans                                      --                 --                  3
     Construction loans                                                --                 --                 --
     Lease financing                                                   32                 72                 76
     Residential real estate loans                                     44                 --                  1
     Consumer loans                                                     9                 30                 35
     Home equity loans                                                 --                 --                 --
                                                             ------------       ------------       ------------
          Total recoveries                                            163                194                269
                                                             ------------       ------------       ------------

NET LOANS CHARGED-OFF                                               1,216                582                859

PROVISION FOR LOAN LOSSES                                           1,205                155                230
                                                             ------------       ------------       ------------

BALANCE AT END OF PERIOD                                     $      6,693       $      6,906       $      6,704
                                                             ============       ============       ============

LOANS OUTSTANDING:
     Average                                                 $    523,373       $    518,456       $    516,643
     End of period                                                534,557            513,924            503,143

RATIO OF ALLOWANCE FOR LOAN LOSSES TO
   LOANS OUTSTANDING:
     Average                                                        1.28%              1.33%              1.30%
     End of period                                                  1.25%              1.34%              1.33%

RATIO OF ANNUALIZED NET CHARGE-OFFS TO
     Average loans                                                  0.31%              0.15%              0.17%
     End of period loans                                            0.30%              0.15%              0.17%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 69.56% and 74.26% of our total deposits at September 30, 2006, and December 31, 2005, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

        Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

        At September 30, 2006, our total stockholders' equity was $52.2 million and our equity to asset ratio was 7.62%. At September 30, 3006, our Tier 1 capital ratio was 10.07% compared to 8.86% at December 31, 2005, while our total risk-based capital ratio was 12.38% compared to 12.04% at December 31, 2005. As of September 30, 2006, we had capital in excess of the requirements for a "well-capitalized" institution.

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

We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2006 based on the indicated instantaneous and permanent changes in interest rates.


                                                              NET INTEREST       NET ECONOMIC
                                                                 INCOME            VALUE OF
CHANGES IN INTEREST RATES                                   (NEXT 12 MONTHS)    EQUITY AT RISK
-------------------------                                   ------------------------------------
200 basis point rise                                             15.73%            (0.18)%
Base Rate Scenario                                                  --                --
200 basis point decline                                          (7.55)%           (5.85)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The above table indicates that, at September 30, 2006, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

        The above table also indicates that, at September 30, 2006, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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



                                           BLUE VALLEY BAN CORP


        Date: November 13, 2006            By: /s/  Robert D. Regnier
                                              ----------------------------------
                                           Robert D. Regnier, President and
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)



        Date: November 13, 2006            By: /s/  Mark A. Fortino
                                              ----------------------------------
                                           Mark A. Fortino, Chief Financial
                                           Officer
                                           (Principal Financial [and Accounting]
                                           Officer)