Form 10-K
period 2006-12-31
BLUE VALLEY BAN CORP
filed 2007-03-29
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15933
BLUE VALLEY BAN CORP.
(Exact name of registrant as specified in its charter)

Kansas	48-1070996

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11935 Riley	66225-6128
Overland Park, Kansas

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (913) 338-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Guarantee with respect to the Trust Preferred	American Stock Exchange
Securities, $8.00 par value, of BVBC Capital Trust I (None of which are currently outstanding)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act Yes ☐ No ☑
     As of February 28, 2007 1,221,270 shares of the Registrant’s common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2006 closing price of the stock, was approximately $34.4 million. As of February 28, 2007 the registrant had 2,433,298 shares of Common Stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Part III – Proxy Statement for the 2007 Annual Meeting of Stockholders

BLUE VALLEY BAN CORP.
FORM 10-K INDEX

Part I
Item 1: Business
The Company and Subsidiaries
     Blue Valley Ban Corp. (“Blue Valley” or the “Company”) is a financial holding company organized in 1989. The Company’s primary wholly-owned subsidiary, Bank of Blue Valley (the “Bank”), was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri — Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers – customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley has established a national presence by originating residential mortgages nationwide through the Bank’s InternetMortgage.com website.
     We have experienced significant internal growth since our inception. As of December 31, 2006, we had five banking center locations in Johnson County, Kansas, including our main office and a mortgage operations office in Overland Park, both of which include lobby banking centers, and full-service offices in Leawood, Olathe and Shawnee, Kansas. In addition, subsequent to year-end we acquired a bank in Lenexa, Kansas which provides us with our sixth banking center location in Johnson County.
     Our lending activities focus on commercial lending, and to a lesser extent, consumer lending, residential mortgage origination services and leasing. We strive to identify, develop and maintain diversified lines of business which provide acceptable risk-adjusted returns. Our primary lines of business consist of commercial lending, commercial real estate lending, construction lending, lease financing, residential real estate lending, consumer lending, and home equity loans.
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
     In addition to the Bank, as of December 31, 2006, we had five wholly-owned subsidiaries: Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, mortgage operations facility and the Leawood banking center; Blue Valley Insurance Services, Inc., an insurance agency created to offer insurance products to our customers; and BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures, and BVBC Acquisition I, Inc. which was created in October 2006 to handle the bank acquisition referred to above. On December 31, 2004, Blue Valley Insurance Services, Inc. ceased operations as we decided not to further pursue this line of business at that time.
     We also have a 49% ownership in Homeland Title, LLC. Homeland Title, LLC was established in June 2005 and provides title and settlement services.
     Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.
Our Market Area
     We operate primarily as a community bank, serving the banking needs of small- and medium-sized companies and individuals in the Kansas City MSA. Specifically, our trade area consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to a rate of growth which exceeds the national total asset and deposit historic growth rates of the banking industry as well as the growth experienced locally by many of our competitors.
     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County’s population growth rate ranks in the top 11% of counties nationally, and its per capita income ranks in the top 3% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2006, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $12.7 billion, which represented 25.02% of total deposits in the state of Kansas and 36.48% of total deposits in the Kansas City MSA.
     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas facility is located approximately 10 miles west of our main office. We opened our Olathe facility in 1994 when we acquired the deposits of a branch of a failed savings and loan association. We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base. The Shawnee, Kansas banking facility is approximately 20 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 with the opening of a grocery store branch. During the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced, and then in 2004, we merged our Shawnee grocery store branch into our Shawnee freestanding facility. The Leawood, Kansas banking facility is approximately 5 miles southeast of our headquarters location. We entered into the Leawood market in 2002 with the opening of a grocery store branch. During the second quarter of 2004, we completed construction of our freestanding banking facility in Leawood and operations commenced. In 2005, we merged our Leawood grocery store branch into our Leawood freestanding facility. During 2003 we acquired an office building in Overland Park, Kansas approximately 1 mile northwest of our headquarters location. At this location, we consolidated our mortgage operations, bank operations, and opened a banking facility.
     On November 2, 2006, we signed a Definitive Agreement and Plan of Merger for the acquisition of Unison Bancorp, Inc., the holding company for Western National Bank of Lenexa, Kansas. The effective close date for this transaction was February 16, 2007. This acquisition continues our expansion in Johnson County and represents our first presence in Lenexa. The Lenexa banking facility is approximately 7 miles northwest of our headquarters location. We intend to consolidate the business, assets, and liabilities of Western National Bank with and into the Bank of Blue Valley during the first half of 2007, pending regulatory approval.
Lending Activities
     Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans and home equity loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2006, our loans represented approximately 76.35% of our total assets, our legal lending limit to any one borrower was $18.3 million, and our largest single borrower as of that date had outstanding loans of $9.5 million.
     We have been successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation. Our staff has significant experience in lending and has been successful in offering our products to both potential and existing customers. We believe that we have been successful in maintaining our customers because of our staff’s attentiveness to their financial needs and the development of professional relationships with them. We strive to become a strategic business partner with our customers, not just a source of funds.
     We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.25 million and all real estate credits in excess of $2.0 million. Credits up to $1.25 million on commercial loans and $2.0 million on real estate loans can be approved by the Bank’s President and a combination of two senior loan management officers. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2006.

LOAN PORTFOLIO

	As of December 31, 2006
	Amount	Percent
	(Dollars in thousands)
Commercial	$110,849	20.97%
Commercial real estate	126,952	24.02
Construction	171,709	32.49
Lease financing	18,512	3.50
Residential real estate	34,988	6.63
Consumer	33,097	6.26
Home equity	32,408	6.13

Total loans and leases	528,515	100.00%
Less allowance for loan losses	6,106

Loans receivable, net	$522,409

     Commercial loans. As of December 31, 2006, approximately $110.8 million, or 20.97%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts and our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.
     The Bank’s commercial lending activities historically have been directed to small and medium-sized companies in or near Johnson County, Kansas, with annual sales generally between $100,000 and $20 million. The Bank’s commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank’s commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank may seek to obtain personal guarantees for its commercial loans. The Bank primarily underwrites its commercial loans on the basis of the borrowers’ cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.
     Approximately $5.1 million, or 4.60%, of our commercial loans are Small Business Administration (SBA) loans, of which $3.7 million is government guaranteed. The SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $1.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.
     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.
     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family properties and churches. As of December 31, 2006, approximately $127.0 million, or 24.02%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.
     Risks inherent in commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. Commercial real estate lending involves more risk than residential real estate lending because loan balances may be greater and repayment is dependent on the borrower’s operations. We attempt to mitigate these risks by carefully assessing property values, investigating the source of cash flow servicing the loan on the property and adhering to our lending and underwriting policies and procedures.

     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2006, approximately $171.7 million, or 32.49%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent and profitable component of our loan portfolio over our history. We attribute this success to our expertise, availability and prompt service. The Bank’s experience and reputation in this area have grown, thereby enabling the Bank to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank’s real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based upon several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market with respect to the subdivision and surrounding area, which the bank receives from a third party reporting entity. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual’s financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.
     Risks related to construction lending include assessment of the market for the finished product, reasonableness of the construction budget, ability of the borrower to fund cost overruns, and the borrower’s ability to liquidate and repay the loan at a point when the loan-to-value ratio is the greatest. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw.
     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2006, our lease portfolio totaled $18.5 million, or 3.50% of our total loan portfolio, consisting of $12.3 million principal amount of leases originated by us and $6.2 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.
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
     Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2006, $35.0 million, or 6.63%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.
     In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2006, we originated approximately $336.3 million of residential mortgage loans, and we sold approximately $328.4 million in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through 2003. While the volume of mortgage originations and refinancing has declined since 2004, we continue to take advantage of the national presence established in previous years and originate residential mortgage loans through our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce interest rate risk on mortgage loans to be sold in the secondary market.
     Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a limited recourse basis. Consequently, foreclosure losses on all sold loans are primarily the responsibility of the investor and not that of the Bank.
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
     Consumer loans. As of December 31, 2006, our consumer loans totaled $33.1 million, or 6.26% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2006, approximately $21.2 million, or 4.00%, of our loan portfolio represented indirect automobile loans. Our loans made through this program generally represent loans to purchase new or late model automobiles. There are currently 14 dealerships participating in this program. Our consumer and other loans are underwritten based on the borrower’s income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.
     Consumer loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. In addition, some consumer loans are subject to the additional risk that the loan is not secured by collateral. For some of the loans that are secured, the underlying collateral may be rapidly depreciating and not provide an adequate source of repayment if we are required to repossess the collateral. We attempt to mitigate these risks by requiring a down payment and carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and with respect to indirect automobile loans, understanding and documenting the value of the collateral and the reputation of the originating dealership.
     Home equity loans. As of December 31, 2006, our home equity loans totaled $32.4 million, or 6.13% of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate and are underwritten in a similar manner as our consumer loans.
Investment Activities
     The objectives of our investment policies are to:
•	secure the safety of principal;

•	provide adequate liquidity;

•	provide securities for use in pledging for public funds or repurchase agreements; and

•	maximize after-tax income.
     We invest primarily in obligations of agencies of the United States and bank-qualified obligations of state and local political subdivisions. Although direct obligations of the United States and obligations guaranteed as to principal and interest by the United States are permitted by our investment policy, we currently do not hold any in our portfolio. In order to ensure the safety of principal, we typically do not invest in mortgage-backed securities, corporate debt, or other securities even though they are permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, act as a net seller or purchaser of these funds. The sale of federal funds is effectively a short-term loan from us to another bank; while conversely, the purchase of federal funds is effectively a short-term loan from another bank to us.
Deposit Services
     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank’s money market account is a daily access account that bears a higher rate than a personal interest-bearing checking account and allows for limited check-writing ability. This account pays a tiered rate of interest. We believe money market accounts have proven to be attractive products in our market areas and provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. Time and savings accounts also provide a relatively stable customer base and source of funding. Because of the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also as compared to other alternative funding sources to determine the most advantageous source. The Bank has also joined the Certificate of Deposit Account Registry Service (“CDARS”) which effectively lets depositors receive FDIC insurance on amounts larger than $100,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The Bank’s Funds Management policy also allows for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2006, the Bank had $31.8 million in brokered deposits. The Bank does not anticipate brokered deposits becoming a significant percentage of its deposit base; however, we continue to evaluate their potential role in the Bank’s overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.
Investment Brokerage Services
     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Three individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2006, the amount of our fee income generated from investment brokerage services was $329,000.
Trust Services
     We began offering trust services in 1996. Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial and directed trust accounts. As of December 31, 2006, the Bank’s trust department administered 263 accounts, with assets under administration of approximately $104.4 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2006, the amount of our fee income from trust services was $438,000.
Competition
     We encounter competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area is high. Our principal competitors for deposits are other financial institutions within a few miles of our locations including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.
     We compete in our lending, investment brokerage and trust activities with other financial institutions, such as banks and thrift institutions, credit unions, automobile financing companies, mortgage companies, securities firms, investment companies and other finance companies. Many of our competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, these non-bank competitors have some advantages over us in providing certain products and services. Many of the financial institutions with which we compete are larger and possess greater financial resources, name recognition and market presence.
Employees
     At December 31, 2006, the Bank had approximately 224 full-time employees. The Company and its other subsidiaries did not have any employees. None of the Bank’s employees are subject to a collective bargaining agreement. We consider the Bank’s relationship with its employees to be excellent.
Directors and Executive Officers of the Registrant
     For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2006, and their principal positions.

Name	Age	Positions
Directors

Robert D. Regnier	58	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank
Donald H. Alexander	68	Director of Blue Valley and the Bank
Michael J. Brown	50	Director of Blue Valley
Wayne A. Henry, Jr.	54	Director of Blue Valley
Thomas A. McDonnell	61	Director of Blue Valley
Robert D. Taylor	59	Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker	71	Director of the Bank
Suzanne E. Dotson	60	Director of the Bank
Charles H. Hunter	64	Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino	40	Senior Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley
Ralph J. Schramp	57	Senior Vice President — Commercial Lending and Business Development for the Bank
Sheila C. Stokes	45	Senior Vice President — Retail Division of the Bank
Regulation and Supervision
     Blue Valley and its subsidiaries are extensively regulated under both federal and state laws. Laws and regulations to which Blue Valley and the Bank are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are intended primarily to protect depositors, not stockholders. Any change in applicable laws or regulations may have a material effect on Blue Valley’s business and prospects, and legislative and policy changes may affect Blue Valley’s operations. Blue Valley cannot predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.
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
     USA PATRIOT Act. The USA PATRIOT Act of 2001 was signed into law on October 26, 2001. This legislation enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA PATRIOT Act has significant implications for depository institutions involved in the transfer of money. Under the

USA PATRIOT Act, a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts. Financial institutions must follow regulations adopted by the Treasury Department to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.
     Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies such as Blue Valley by permitting them to engage in activities, or affiliate with entities that engage in activities, that are “financial in nature.” Activities that the Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, determine what additional activities are “financial in nature.” With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.
     Bank holding companies that intend to engage in activities that are “financial in nature” must elect to become “financial holding companies.” Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are “well capitalized” and “well managed,” based on applicable banking regulations, and have a Community Reinvestment Act rating of at least “a satisfactory record of meeting community credit needs.” Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed “closely related to banking” prior to adoption of the Gramm-Leach-Bliley Act.
     The Act also calls for “functional regulation” of financial services businesses in which functionally regulated subsidiaries of bank holding companies will continue to be regulated by the regulator that ordinarily has supervised their activities. As a result, state insurance regulators will continue to oversee the activities of insurance companies and agencies, and the Securities and Exchange Commission will continue to regulate the activities of broker-dealers and investment advisers, even where the companies or agencies are affiliated with a bank holding company. Federal Reserve authority to examine and adopt rules regarding functionally regulated subsidiaries is limited.
     The Gramm-Leach-Bliley Act imposed an “affirmative and continuing” obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations became effective July 1, 2001.
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
     Investments and Activities. A bank holding company must obtain approval from the Federal Reserve before:
•	Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the bank or bank holding company (unless it already owns or controls the majority of the shares);

•	Acquiring all or substantially all of the assets of another bank or bank holding company; or

•	Merging or consolidating with another bank holding company.
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
     With certain exceptions, a bank holding company is also prohibited from:
•	Acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company; and

•	Engaging, directly or indirectly, in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.
     Bank holding companies may, however, engage in businesses found by the Federal Reserve to be “financial in nature,” as described above. As a financial holding company, Blue Valley is authorized to engage in the expanded activities permitted under the Gramm-Leach-Bliley Act as long as it continues to qualify for financial holding company status.
     Finally, subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, and the Federal Reserve’s implementing regulations, require Federal Reserve approval prior to any acquisition of “control” of a bank holding company, such as Blue Valley. In general, a person or company is presumed to have acquired control if it acquires 10% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.
     Source of Strength. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. As of December 31, 2006, Blue Valley Building Corp., BVBC Capital Trust II, BVBC Capital Trust III, BVBC Acquisition I, Inc. and Homeland Title, LLC are Blue Valley’s only active direct subsidiaries that are not banks.

     Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve’s capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total average assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders’ equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total average assets of 3%.
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
     Dividends. The Federal Reserve has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Bank Regulations
     The Bank operates under a Kansas state bank charter and is subject to regulation by the Office of the State Bank Commissioner and the Federal Reserve Bank. The Office of the State Bank Commissioner and the Federal Reserve Bank regulate or monitor all areas of the Bank’s operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Office of the State Bank Commissioner places limitations on activities of the Bank including the issuance of capital notes or debentures and the holding of real estate and personal property and requires the Bank to maintain a certain ratio of reserves against deposits. The Office of the State Bank Commissioner requires the Bank to file a report annually showing receipts and disbursements of the Bank, in addition to any periodic report requested.
     Deposit Insurance. The FDIC, through its Deposit Insurance Fund, insures the Bank’s deposit accounts to a maximum of $100,000 for each insured depositor, with the exception of self-directed retirement accounts which are insured to a maximum of $250,000. The FDIC bases deposit insurance premiums on the perceived risk each bank presents to its Deposit Insurance Fund. In addition to deposit insurance premiums, institutions also pay an assessment based on insured deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.
     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, insured non-member banks, such as the Bank: (1) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3%; and (2) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. These capital requirements are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions.

     The federal banking regulators also have broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the prompt corrective action rules, an institution is:
•	“Well-capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

•	“Adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater;

•	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

•	“Significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

•	“Critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
     The federal banking regulators must take prompt corrective action with respect to capital deficient institutions. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:
•	Placing limits on asset growth and restrictions on activities, including the establishing of new branches;

•	Requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired;

•	Restricting transactions with affiliates;

•	Restricting the interest rate the institution may pay on deposits;

•	Requiring that senior executive officers or directors be dismissed;

•	Requiring the institution to divest subsidiaries;

•	Prohibiting the payment of principal or interest on subordinated debt; and

•	Appointing a receiver for the institution.
     Companies controlling an undercapitalized institution are also required to guarantee the subsidiary institution’s compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution’s assets at the time it received notice that it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan. The Federal Deposit Insurance Act generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized.
     As of December 31, 2006, the Bank had capital in excess of the requirements for a “well-capitalized” institution.
     Federal Deposit Insurance Corporation Improvement Act. The Bank, having over $500 million in total assets, is subject to requirements of Section 112 of the Federal Deposit Insurance Corporation Act (FDICIA 112).

The primary purpose of FDICIA 112 is to provide a framework for early risk identification in financial management through an effective system of internal controls.
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
     Community Reinvestment Act Requirements. The Community Reinvestment Act (CRA) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent CRA examination dated June 5, 2006, the Bank received a rating of “Satisfactory.”
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
     Regulations Governing Extensions of Credit. The Bank is subject to restrictions on extensions of credit to Blue Valley and on investments in Blue Valley’s securities and using those securities as collateral for loans. These regulations and restrictions may limit Blue Valley’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the Bank Holding Company Act and Federal Reserve regulations prohibit a bank holding company and its subsidiaries from engaging in various tie-in arrangements in connection with extensions of credit, leases or sales of property or furnishing of services.
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
Other Regulations
     Interest and various other charges collected or contracted for by the Bank are subject to state usury laws and other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions. The federal Truth in Lending Act governs disclosures of credit terms to consumer borrowers. The Home Mortgage Disclosure Act of 1975 requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. The Equal Credit Opportunity Act prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit. The Fair Credit Reporting Act of 1978 governs the use and provision of information to credit reporting agencies. The Fair Debt Collection Act governs the manner in which consumer debts may be collected by collection agencies. The various federal agencies charged with the responsibility of implementing these federal laws have adopted various rules and regulations. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from the use of ATMs and other electronic banking services.

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
     We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Ralph J. Schramp, and Sheila C. Stokes. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees. We carry a $1 million “key person” life insurance policy on the life of Mr. Regnier.
Changes in interest rates may adversely affect our earnings and cost of funds.
     Changes in interest rates affect our operating performance and financial condition in diverse ways. A substantial part of our profitability depends on the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for many financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” We try to minimize our exposure to interest rate risk, but are unable to eliminate it.
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
If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, it will adversely affect our financial condition and results of operations.
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
Item 1B: Unresolved Staff Comments
     No items are reportable.
Item 2: Properties
     The Company’s principal office is located at 11935 Riley on the corner of 119th and Riley streets in Overland Park, Kansas. In addition to the principal office, as of December 31, 2006, the Bank also had three banking center locations and one mortgage and banking center location.

		Mortgage Indebtedness
Location	Year Occupied	as of December 31, 2006	Occupancy
Overland Park Banking Center 11935 Riley Overland Park, Kansas	1994	$2.4 Million	78% One sublease occupying 22%
Olathe Banking Center 1235 E. Santa Fe Olathe, Kansas	2001	None	100%
Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, Kansas	2001	None	100%
Mortgage and Banking Center 7900 College Boulevard Overland Park, Kansas	2003	$4.1 Million	97% One sublease occupying 3%
Leawood Banking Center 13401 Mission Road Leawood, Kansas	2004	None	49% Five subleases occupying 51%

Item 3: Legal Proceedings
     We are periodically involved in routine litigation incidental to our business. We are not a party to any pending litigation that is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4: Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
     We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board since July 2002 under the symbol “BVBC.” As of February 28, 2007, there were approximately 192 stockholders of record of our common stock. The following table sets forth the high and low prices of the Company’s common stock based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission.

	2006		2005
Fiscal Quarter	High	Low	High	Low
First	$32.00	$29.75	$24.05	$23.00
Second	31.00	28.15	27.00	26.00
Third	33.00	28.15	27.75	26.50
Fourth	35.00	33.00	30.00	26.50
Dividends
     Our board of directors declared cash dividends on our common stock as follows:

Declaration Date	Amount Per Share	Record Date	Pay Date
December 16, 2002	$0.10	December 31, 2002	January 15, 2003
December 15, 2003	$0.15	December 31, 2003	January 30, 2004
December 17, 2004	$0.20	December 31, 2004	January 31, 2005
December 15, 2005	$0.25	December 30, 2005	January 31, 2006
December 21, 2006	$0.30	December 29, 2006	January 29, 2007
     Because our consolidated net income consists largely of the net income of the Bank, our ability to pay dividends on our common stock is subject to our receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, if we elect to defer interest payments on our outstanding junior subordinated debentures, we will be prohibited from paying dividends on our common stock during such deferral. At December 31, 2006, approximately $11,985,000 of retained earnings were available for dividend declaration without prior regulatory approval.
     Our board of directors intends to declare future dividends, subject to limitations imposed by regulatory capital guidelines in addition to consideration of the Company’s profitability and liquidity.

Item 6: Selected Financial Data
     The following table presents our consolidated financial data as of and for the five years ended December 31, 2006, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K. The selected statements of condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2006, have been derived from our audited consolidated financial statements.

	As of and for the
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Selected Statement of Income Data
Interest income:
Loans, including fees	$44,537	$37,492	$29,245	$28,293	$26,857
Federal funds sold and interest-bearing deposits	256	580	157	49	297
Securities	4,039	2,317	2,301	2,070	3,405

Total interest income	48,832	40,389	31,703	30,412	30,559

Interest expense:
Interest-bearing demand deposits	97	94	169	165	388
Savings and money market deposit accounts	4,356	3,861	2,932	2,204	2,711
Other time deposits	11,254	9,171	7,297	6,935	7,759
Funds borrowed	5,255	4,867	4,115	4,245	3,368

Total interest expense	20,962	17,993	14,513	13,549	14,226

Net interest income	27,870	22,396	17,190	16,863	16,333
Provision for loan losses	1,255	230	1,965	1,350	2,920

Net interest income after provision for loan losses	26,615	22,166	15,225	15,513	13,413

Non-interest income:
Loans held for sale fee income	5,046	7,408	10,358	19,866	16,690
NSF charges & service fees	1,244	1,129	1,326	1,283	1,026
Other service charges	1,247	1,037	1,115	924	821
Realized gain on available-for-sale securities	—	—	524	—	193
Other income	1,344	1,727	617	463	281

Total non-interest income	8,881	11,301	13,940	22,536	19,011

Non-interest expense:
Salaries and employee benefits	14,737	15,986	16,670	19,670	16,437
Occupancy	3,059	3,307	3,433	3,137	2,101
General & administrative	6,578	6,841	6,467	6,478	5,578

Total non-interest expense	24,374	26,134	26,570	29,285	24,116

Income before income taxes	11,122	7,333	2,595	8,764	8,308
Income tax provision	4,199	2,764	665	3,130	2,912

Net income	$6,923	$4,569	$1,930	$5,634	$5,396

Per Share Data
Basic earnings	$2.93	$1.95	$0.84	$2.51	$2.48
Diluted earnings	2.88	1.91	0.82	2.43	2.40
Dividends	0.30	0.25	0.20	0.15	0.10
Book value basic (at end of period)	22.45	19.42	17.78	17.64	15.47
Weighted average common shares outstanding:
Basic	2,365,932	2,348,805	2,302,564	2,244,930	2,178,803
Diluted	2,407,802	2,388,531	2,360,061	2,320,840	2,252,929
Dividend payout ratio	10.23%	12.82%	23.80%	5.98%	4.04%

	As of and for the
	Year Ended December 31,
	2006	2005	2003	2003	2002
	(Dollars in thousands)
Selected Financial Condition Data (at end of period):
Total securities	$87,206	$99,987	$66,350	$106,036	$61,720
Total mortgage loans held for sale	21,805	13,906	44,144	18,297	119,272
Total loans	528,515	503,143	507,170	424,620	380,082
Total assets	692,219	689,589	672,717	627,073	605,539
Total deposits	535,864	529,341	522,646	470,495	423,787
Funds borrowed	96,577	104,394	102,469	111,741	141,737
Total stockholders’ equity	53,820	46,255	41,384	40,198	34,344
Trust assets under administration	104,445	93,988	118,074	90,389	44,245

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	4.34%	3.50%	2.91%	3.01%	3.35%
Non-interest income to average assets	1.29	1.63	2.16	3.62	3.55
Non-interest expense to average assets	3.54	3.77	4.11	4.71	4.51
Net overhead ratio (2)	2.25	2.14	1.96	1.08	0.95
Efficiency ratio (3)	66.32	77.56	85.35	74.33	68.23
Return on average assets (4)	1.00	0.66	0.30	0.91	1.01
Return on average equity (5)	13.81	10.44	4.69	14.85	17.34

Asset Quality Ratios:
Non-performing loans to total loans	1.31%	0.87%	0.86%	0.72%	0.29%
Allowance for possible loan losses to:
Total loans	1.16	1.33	1.45	1.66	1.82
Non-performing loans	88.16	153.27	168.60	230.79	618.29
Net charge-offs to average total loans	0.35	0.17	0.36	0.30	0.36
Non-performing loans to total assets	1.00	0.63	0.65	0.50	0.18

Balance Sheet Ratios:
Loans to deposits	98.63%	95.05%	97.04%	90.25%	89.69%
Average interest-earning assets to average interest-bearing liabilities	119.12	116.78	114.38	114.61	115.64

Capital Ratios:
Total equity to total assets	7.77%	6.71%	6.15%	6.42%	5.67%
Total capital to risk-weighted assets ratio	12.47	12.04	11.15	12.41	10.13
Tier 1 capital to risk-weighted assets ratio	11.33	10.25	9.00	10.04	8.82
Tier 1 capital to average assets ratio	10.29	8.86	8.45	8.31	7.74
Average equity to average assets ratio	7.27	6.31	6.37	6.10	5.82

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.

(2)	Non-interest expense less non-interest income divided by average total assets.

(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average common equity.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our “Selected Consolidated Financial Data,” our consolidated financial statements and the accompanying notes, and the other financial data contained elsewhere in this report.
     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation to which the Company may become a party, and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Critical Accounting Policies
     Please refer to Note 1 of our consolidated financial statements where we present a listing and discussion of our most significant accounting policies. After a review of these policies, we determined that accounting for the allowance for loan losses is deemed a critical accounting policy because of the valuation techniques used, and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates, underlying that policy. Accounting for this critical area requires the most subjective and complex judgments that could be subject to revision as new information becomes available.
     As presented in Note 1 and Note 3 to the consolidated financial statements, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The adequacy of the allowance is analyzed monthly based on internal loan reviews and qualitative measurements of our loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others:
•	analytical reviews of loan loss experience in relationship to outstanding loans and commitments;

•	problem and non-performing loans and other loans presenting credit concerns;

•	trends in loan growth, portfolio composition and quality;

•	appraisals of the value of collateral; and
•	management’s judgment with respect to current economic conditions and their impact on the existing loan portfolio.
     The Bank computes its allowance by assigning specific reserves to impaired loans, plus a general reserve based on loss factors applied to the rest of the loan portfolio. The specific reserve on impaired loans is computed as the amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective interest rate, or based on the loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The general reserve loss factors are determined based on such items as management’s evaluation of risk in the portfolio, local economic conditions, and historical loss experience. The Bank has further refined its risk grading system by developing associated reserve factors for each risk grade.
Overview
     2006 was a year of strong earnings for the Company. Interest income from commercial lending continued the significant expansion which began in 2005. During 2005 we saw our net interest margin expand significantly as eight 25 basis point increases in the prime lending rate had a positive effect on our net interest income. During 2006 we saw an additional four 25 basis point increases in the prime lending rate which further improved our net interest margin. However, longer term interest rates remained stable further reducing mortgage refinancing activity. This had an adverse effect on the mortgage origination side of our business, resulting in lower origination volumes and declining fee income. During 2006 our average loan balances and the average balance of our deposits remained virtually unchanged from 2005. As a result, we used maturities in our investment portfolio and short-term borrowings to fund our modest growth in loans. However, we expect moderate expansion in loans and deposits during 2007 coming from both organic growth and our acquisition of a bank in Lenexa, a market we believe has great potential.
     Net income for 2006 was $6.9 million, a $2.3 million, or 51.52%, increase from the $4.6 million earned in 2005. Diluted earnings per share increased 50.78% to $2.88 for the year ended December 31, 2006 from $1.91 in the previous year. The Company’s returns on average assets and average stockholders’ equity for 2006 were 1.00% and 13.81%, compared to 0.66% and 10.44%, respectively, for 2005.
     Net interest income for 2006 was $27.9 million compared to $22.4 million earned during 2005. The increase of $5.5 million, or 24.44%, was primarily the result of increases in yields earned on average earning assets.
     The provision for loan losses in 2006 was $1.2 million compared to $230,000 in 2005, and $2.0 million in 2004. Net charge-offs for 2005 were significantly below historical levels at 0.17% of average loans compared with 0.35% for 2006 and 0.36% for 2004.
     Non-interest income decreased 21.41% to $8.9 million in 2006 from $11.3 million in 2005. Stable interest rates and other demand factors resulted in a significant industry-wide decline in the volume of residential mortgage loans originated in 2006 compared to 2005, particularly refinancing volume. This trend resulted in lower origination fees during 2006 than during 2005 for our Company. Future interest rate fluctuations and their resultant impact on loans held for sale fee income are difficult to project or quantify; however, it is likely that increases in interest rates will have a detrimental impact on mortgage loan refinancing and loans held for sale fee income.
     Total assets for the Company at December 31, 2006, were $692.2 million, an increase of $2.6 million, or 0.38%, from $689.6 million at December 31, 2005. Deposits and stockholders’ equity at December 31, 2006 were $535.9 million and $53.8 million, compared with $529.3 million and $46.2 million at December 31, 2005, increases of $6.5 million, or 1.23%, and $7.6 million, or 16.35%, respectively.
     Loans at December 31, 2006 totaled $528.5 million, an increase of $25.4 million, or 5.04%, compared to December 31, 2005. The loan to deposit ratio at December 31, 2006 was 98.63% compared to 95.05% at December 31, 2005. The increase in the loan to deposit ratio was due to loan growth which, on a relative basis, outpaced deposit growth. Our funding philosophy for loans not held for sale has been to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank’s capital base.
     Historically, our ratio of total non-performing assets to total assets reflects the Bank’s conservative underwriting policies and aggressive management of impaired loans and has resulted in low levels of nonaccrual loans. For the five years ended December 31, 2006, our average year-end ratio of non-performing loans to total loans was 0.81%. As of December 31, 2006, our ratio of non-performing loans to total loans was 1.31%, which was above our historical averages primarily due to two large credits which management is aggressively pursuing collection on. Our non-performing credit relationships are regularly reviewed and closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. As of December 31, 2006, our ratio of allowance for loan losses to non-performing loans was 88.16%, compared to 153.27% at December 31, 2005.
     Excluding 2005’s net charge-off ratio of 0.17%, which was significantly below historical average, the average net charge-off ratio for the five years ended December 31, 2006 was 0.34%. Our net charge-off ratio for the year ended December 31, 2006 was 0.35%, which is consistent with our historical average. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to vigorously pursue collection of all charged-off loans.
Net Interest Income
     A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent (FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets. The following discussion should be read along with analysis of the “Average Balances, Yields and Rates” table on the next page.
     Years ended December 31, 2006 and 2005. FTE net interest income for 2006 increased to $27.9 million from $22.4 million in 2005, a $5.5 million, or 24.33%, increase.
     FTE interest income for 2006 was $48.8 million, an increase of $8.4 million, or 20.84%, from $40.4 million in 2005, primarily as a result of an increase in the yield on average earning assets. The yield on average earning assets increased 130 basis points to 7.61% in 2006 compared to 6.31% in 2005. Average interest earning assets increased $1.3 million, or 0.20%, during 2006. Due to the increase in the yield and in earning asset volume, loan interest and fee income increased to $44.5 million in 2006 from $37.5 million in 2005, a $7.0 million, or 18.79%, increase. Interest income on investment securities increased by $1.7 million, or 72.61%, in 2006 compared to the prior year due to higher average balances of investment securities and higher yields on those securities. Interest income earned on Federal Funds Sold decreased $324,000 or 55.87% in 2006 compared to the prior year due primarily to lower levels of those earning assets.
     Interest expense for 2006 was $21.0 million, up $3.0 million, or 16.50%, from $18.0 million in 2005. The increase resulted from an increase in the overall rate paid on our average interest-bearing liabilities. The rate paid on our total average interest bearing liabilities increased to 3.89% in 2006 compared to 3.28% in 2005, an increase of 61 basis points. This increase resulted from increases in rates paid on savings deposits, money market deposits, time deposits, and short- and long-term debt. Total average interest bearing liabilities decreased $9.7 million, or 1.77%, during 2006 primarily due to decreases in money market deposits that exceeded the increases in time deposits.
     Years ended December 31, 2005 and 2004. FTE net interest income for 2005 increased to $22.4 million from $17.4 million in 2004, a $5 million, or 29.00%, increase.
     FTE interest income for 2005 was $40.4 million, an increase of $8.5 million, or 26.72%, from $31.9 million in 2004, primarily as a result of an increase in the yield on average earning assets. The yield on average earning assets increased 95 basis points to 6.31% in 2005 compared to 5.36% in 2004. Average interest earning assets increased $45.8 million, or 7.69%, during 2005. Due to the increase in the yield and in earning asset volume, loan interest and fee income increased to $37.5 million in 2005 from $29.2 million in 2004, an $8.3 million, or 28.19%, increase. Interest income on investment securities decreased by $147,000, or 5.90%, in 2005 compared to the prior year due to lower average balances of investment securities. Interest income earned on Federal Funds Sold increased $423,000, or 269.42%, in 2005 compared to the prior year due primarily to higher yields on those earning assets.
     Interest expense for 2005 was $18.0 million, up $3.5 million, or 23.97%, from $14.5 million in 2004. The increase resulted from an increase in the overall rate paid on our average interest-bearing liabilities as well as an increase in the level of interest bearing liabilities, primarily interest-bearing deposits. The rate paid on our total average interest bearing liabilities increased to 3.28% in 2005 compared to 2.79% in 2004, an increase of 49 basis points. This increase resulted from increases in rates paid on savings deposits, money market deposits, time deposits, and long-term debt. Total average interest bearing liabilities increased $28.5 million, or 5.47%, during 2005 primarily due to increases in time deposits.
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
AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Federal funds sold and other short term investments	$5,100	$256	5.01%	$16,076	$580	3.61%	$15,077	$157	1.04%
Investment securities — taxable	93,043	4,013	4.31	71,695	2,256	3.15	72,830	1,926	2.64
Investment securities — non-taxable (1)	565	40	7.03	1,317	92	6.95	8,206	569	6.93
Mortgage loans held for sale	18,067	1,145	6.34	35,232	1,903	5.40	35,219	1,813	5.15
Loans, net of unearned discount and fees (2)	525,471	43,392	8.26	516,642	35,589	6.89	463,833	27,432	5.91

Total earning assets	642,246	48,846	7.61	640,962	40,420	6.31	595,165	31,897	5.36

Cash and due from banks — non-interest bearing	18,545			22,733			21,152
Allowance for possible loan losses	(6,556)			(7,067)			(7,434)
Premises and equipment, net	18,300			19,304			19,613
Other assets	16,444			18,119			17,366

Total assets	$688,979			$694,051			$645,862

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$24,979	$97	0.39%	$25,104	$94	0.38%	$28,268	$169	0.60%
Savings and money market deposits	147,403	4,356	2.95	178,947	3,861	2.16	182,468	2,932	1.61
Time deposits	262,199	11,254	4.29	238,051	9,171	3.85	202,649	7,297	3.60

Total interest-bearing deposits	434,581	15,707	3.61	442,102	13,126	2.97	413,385	10,398	2.52

Short-term borrowings	32,047	1,365	4.26	24,511	557	2.27	26,734	211	0.79
Long-term debt	72,530	3,890	5.36	82,243	4,310	5.24	80,226	3,904	4.87

Total interest-bearing liabilities	539,158	20,962	3.89	548,856	17,993	3.28	520,345	14,513	2.79

Non-interest bearing deposits	93,916			93,447			79,171
Other liabilities	5,770			7,982			5,202
Stockholders’ equity	50,135			43,766			41,144

Total liabilities and stockholders’ equity	$688,979			$694,051			$645,862

FTE net interest income/spread		$27,884	3.72%		$22,427	3.03%		$17,384	2.57%

FTE net interest margin			4.34%			3.50%			2.91%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2006, 2005 and 2004, the tax equivalency adjustment amounted to $14,000, $31,000, and $194,000, respectively.

(2)	Includes average balances and income from loans on nonaccrual status
     Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.
CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

	Year Ended December 31,
	(Dollars in thousands)
	2006 Compared to 2005			2005 Compared to 2004
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change
Federal funds sold	$226	$(550)	$(324)	$387	$36	$423
Investment securities — taxable	836	921	1,757	366	(36)	330
Investment securities — non-taxable (1)	1	(53)	(52)	2	(479)	(477)
Mortgage loans held for sale	330	(1,088)	(758)	89	1	90
Loans, net of unearned discount	7,074	729	7,803	4,519	3,638	8,157

Total interest income	8,467	(41)	8,426	5,363	3,160	8,523

Interest-bearing demand accounts	4	(1)	3	(63)	(12)	(75)
Savings and money market deposits	1,427	(932)	495	1,005	(76)	929
Time deposits	1,047	1,036	2,083	510	1,364	1,874
Short-term borrowings	487	321	808	397	(51)	346
Long-term debt	101	(521)	(420)	300	106	406

Total interest expense	3,066	(97)	2,969	2,149	1,331	3,480

Net interest income	$5,401	$56	$5,457	$3,214	$1,829	$5,043

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.
Provision for Loan Losses
     We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2006, we provided $1.2 million for loan losses, as compared to $230,000 for the year ended December 31, 2005, an increase of $1.0 million, or 445.65%. During 2006, our provision for loan losses increased due to an increase in net charge-offs back to normal levels compared with historical averages and to a lesser extent some growth in the loan portfolio. Total impaired loans decreased 7.01% to
     $10.3 million at December 31, 2006, with a related reserve of $719,000, from $11.1 million at December 31, 2005, with a related reserve of $1.2 million. Net charge-offs increased to $1.9 million in 2006 from $859,000 in 2005.
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
     The allowance for loan losses as a percentage of loans was 1.16% at December 31, 2006, compared to 1.33% in 2005 and 1.45% in 2004. The decrease in this percentage from December 31, 2005 was primarily due to net charge-offs as well as modest growth in the loan portfolio during the fourth quarter of 2006.
     Overall, we decreased the total balance of the allowance for loan losses in 2006 and 2005 based upon an analysis of several factors, including an analysis of impaired loans, the general reserve factor analysis referred to in our Critical Accounting Policies, changes in the loan mix, and charge offs that occurred during the year. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income
     The following table describes the items of our non-interest income for the periods indicated:
NON-INTEREST INCOME

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Loans held for sale fee income	$5,046	$7,408	$10,358
NSF charges and service fees	1,244	1,129	1,326
Other service charges	1,247	1,037	1,115
Realized gains on available for sale securities, net	—	—	524
Other income	1,344	1,727	617

Total non-interest income	$8,881	$11,301	$13,940

     Non-interest income decreased to $8.9 million, or 21.41%, during 2006, from $11.3 million during 2005. This decrease is attributable to a decrease in loans held for sale fee income of $2.4 million. We experienced a decline in our loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from a stable interest rate environment. The volume of closed residential mortgages fell to $336.3 million in 2006 from $675.6 million and $883.4 million in 2005 and 2004, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Other income decreased $383,000, or 22.18%, due primarily to gains on the sale of our old Olathe banking facility realized during 2005. Future growth of other non-interest income categories is dependent upon new product development, and growth in our customer base.
     Non-interest income decreased to $11.3 million, or 18.94%, during 2005, from $13.9 million during 2004. This decrease is attributable to a decrease in loans held for sale fee income of $3.0 million. We experienced a decline in our loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates. The volume of closed residential mortgages fell to $675.6 million in 2005 from $883.4 million and $1.5 billion in 2004 and 2003, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. In 2004, we realized $524,000 of net gains on the sale of available-for-sale securities. We took advantage of opportunities to mitigate the risk of long-term rate volatility in our available-for-sale investment portfolio and also provide a funding source for loan growth by selling some of our longer-term bonds. We sold no securities during 2005. Other income increased $1.1 million, or 179.90%, due primarily to gains on the sale of our old Olathe banking facility and an increase in rental income from subleases in our Leawood facility.
Non-interest Expense
     The following table describes the items of our non-interest expense for the periods indicated.

NON-INTEREST EXPENSE

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Salaries and employee benefits	$14,737	$15,986	$16,670
Occupancy	3,059	3,307	3,433
General and administrative	6,578	6,841	6,467

Total non-interest expenses	$24,374	$26,134	$26,570

     Non-interest expense decreased 6.73% to $24.4 million during 2006, compared to $26.1 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 7.81% to $14.7 million in 2006 from $16.0 million in 2005, mainly due to a decline in compensation costs in our mortgage division. We had 224 full-time employees at December 31, 2006 compared to 265 at December 31, 2005. The decrease in full-time equivalent employees is mainly due to the reduction in force in our mortgage operation due to the decline in mortgage volume. Occupancy expenses decreased $248,000, or 7.50%, due to decreased depreciation and maintenance expenses. General and administrative expenses decreased $263,000, or 3.85%, primarily due to decreased advertising expenses related to mortgage lead generation activities.
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
Income Taxes
     Our income tax expense during 2006 was $4.2 million, compared to $2.8 million during 2005, and $665,000 during 2004. The increase in 2006 reflects our higher earnings for the current fiscal year. In addition, the Company recognized tax reserves provided in prior tax years during 2004. Our consolidated effective income tax rates of 37.75%, 37.69% and 25.63% for the three years ended December 31, 2006, 2005, and 2004, respectively, varies from the statutory rate principally due to the effects of state income taxes and interest income earned on our municipal securities portfolio which is generally tax-exempt for federal income tax purposes.
Financial Condition
     Lending Activities. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial and commercial real estate, construction, lease financing, residential real estate, consumer and home equity lending. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 44.99%, 45.12% and 48.07% of our total loans at December 31, 2006, 2005 and 2004, respectively.
     Loans were $528.5 million at December 31, 2006, an increase of $25.4 million, or 5.04%, compared to December 31, 2005. Loans were $503.1 million at December 31, 2005, a decrease of $4.1 million, or 0.80%, compared to December 31, 2004. The loan to deposit ratio increased to 98.63%, compared to 95.05% at December 31, 2005, and 97.04% at December 31, 2004.
     We experienced increases in commercial real estate, construction, and lease financing categories during 2006. The growth in these categories is a result of the economic growth and development of our market area, coupled with the efforts and experience of our lending staff. The Company targets consumer lending lines of business in an effort to broadly diversify our risk across multiple lines of business. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Commercial	$110,849	20.97%	$112,452	22.35%	$117,604	23.19%	$109,818	25.86%	$93,658	24.64%
Commercial real estate	126,952	24.02	114,562	22.77	126,205	24.88	87,438	20.59	71,295	18.76
Construction	171,709	32.49	139,662	27.76	130,631	25.76	123,445	29.08	127,071	33.43
Lease financing	18,512	3.50	18,238	3.62	21,203	4.18	22,175	5.22	22,600	5.95
Residential real estate	34,988	6.63	39,371	7.83	30,886	6.09	27,017	6.37	21,581	5.68
Consumer	33,097	6.26	45,221	8.99	48,950	9.65	29,701	6.99	26,750	7.04
Home equity	32,408	6.13	33,637	6.68	31,691	6.25	25,026	5.89	17,127	4.50

Total loans and leases	528,515	100.00%	503,143	100.00%	507,170	100.00%	424,620	100.00%	380,082	100.00%

Less allowance for loan losses	6,106		6,704		7,333		7,051		6,914

Loans receivable, net	$522,409		$496,439		$499,837		$417,569		$373,168

     Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 5% of total loans. At December 31, 2006, 2005 and 2004, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $171.7 million, or 32.49%, of total loans, as of December 31, 2006. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry exceeding 5% of total loans. The Bank’s lending limit under federal law to any one borrower was $18.3 million at December 31, 2006. The Bank’s largest single borrower, net of participations, at December 31, 2006 had outstanding loans of $9.5 million.
     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2006, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2006 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.
MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES

	As of December 31, 2006
					More than One Year
	Less than	One to	Over five
	one year	five years	years	Total	Fixed	Variable
	(In thousands)
Commercial	$53,050	$51,515	$6,284	$110,849	$22,691	$35,108
Commercial Real Estate	28,534	75,572	22,846	126,952	76,612	21,806
Construction	139,643	29,257	2,809	171,709	11,336	20,730
Non-performing Assets
     Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

NON-PERFORMING ASSETS

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial and all other loans:
Past due 90 days or more	$802	$781	$2,008	$118	$1
Nonaccrual	381	769	543	318	234
Commercial real estate loans:
Past due 90 days or more	4,951	598	—	—	—
Nonaccrual	—	—	158	—	175
Construction loans:
Past due 90 days or more	—	585	—	—	—
Nonaccrual	136	452	—	487	—
Lease financing:
Past due 90 days or more	186	5	1	—	3
Nonaccrual	—	119	80	249	223
Residential real estate loans:
Past due 90 days or more	—	—	153	336	—
Nonaccrual	410	1,016	1,315	437	407
Consumer loans:
Past due 90 days or more	13	49	17	42	22
Nonaccrual	47	—	—	—	13
Home equity loans:
Past due 90 days or more	—	—	—	—	—
Nonaccrual	—	—	75	1,068	40
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—	—	—
Nonaccrual	—	—	—	—	—

Total non-performing loans	6,926	4,374	4,350	3,055	1,118

Foreclosed assets held for sale	717	711	2,645	416	614

Total non-performing assets	$7,643	$5,085	$6,995	$3,471	$1,732

Total non-performing loans to total loans	1.31%	0.87%	0.86%	0.72%	0.29%
Total non-performing loans to total assets	1.00	0.63	0.65	0.49	0.18
Allowance for loan losses to non-performing loans	88.16	153.27	168.60	230.79	618.29
Non-performing assets to loans and foreclosed assets held for sale	1.44	1.01	1.37	0.82	0.46
     Non-performing assets. Non-performing assets increased to $7.6 million at December 31, 2006 from $5.1 million at December 31, 2005. The increase is primarily due to an increase in commercial real estate loans, specifically due to two large credits which became more than 90 days past due during the third quarter which management is aggressively pursuing collection on.
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
     Impaired loans totaled $10.3 million at December 31, 2006, $11.1 million at December 31, 2005, and $12.8 million at December 31, 2004, with related allowances for loan losses of $719,000, $1.2 million, and $1.8 million, respectively.
     Total interest income of $728,000, $742,000 and $745,000 was recognized on average impaired loans of $12.1 million, $10.4 million and $13.8 million for 2006, 2005 and 2004, respectively. Included in this total is cash basis interest income of $53,000, $15,000 and $46,000 recognized on nonaccrual impaired loans during 2006, 2005 and 2004, respectively.
     Allowance For Loan Losses. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserves, based on loss factors, to the remainder of the loan portfolio. The loss factors are determined based on such items as management’s evaluation of risk in the portfolio, local economic conditions, and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.
     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
SUMMARY OF LOAN LOSS EXPERIENCE
AND RELATED INFORMATION

	As of and for the
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$6,704	$7,333	$7,051	$6,914	$5,267

Loans charged-off:
Commercial loans	1,417	949	1,665	802	323
Commercial real estate loans	—	—	—	395	323
Construction loans	100	—	—	—	—
Lease financing	134	86	220	279	870
Residential real estate loans	318	—	18	—	—
Consumer loans	83	77	80	68	66
Home equity loans	8	16	—	10	—

Total loans charged-off	2,060	1,128	1,983	1,554	1,582
Recoveries:
Commercial loans	117	154	41	77	123
Commercial real estate loans	—	3	7	10	1
Construction loans	—	—	—	—	—
Lease financing	32	76	166	219	162
Residential real estate loans	47	1	48	—	—
Consumer loans	11	35	38	35	23
Home equity loans	—	—	—	—	—

Total recoveries	207	269	300	341	309

Net loans charged-off	1,853	859	1,683	1,213	1,273
Provision for loan losses	1,255	230	1,965	1,350	2,920

Balance at end of period	$6,106	$6,704	$7,333	$7,051	$6,914

Loans outstanding:
Average	$525,471	$516,643	$463,833	$410,593	$349,879
End of period	528,515	503,143	507,170	424,620	380,082
Ratio of allowance for loan losses to loans outstanding:
Average	1.16%	1.30%	1.58%	1.72%	1.98%
End of period	1.16	1.33	1.45	1.66	1.82
Ratio of net charge-offs to:
Average loans	0.35	0.17	0.36	0.30	0.36
End of period loans	0.35	0.17	0.33	0.29	0.33

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
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2006		2005		2004		2003		2002
	(Dollars in Thousands)
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance
Commercial	$1,386	22.70%	$1,863	27.79%	$3,016	41.13%	$2,899	41.12%	$3,012	43.56%
Commercial real estate	1,674	27.42	1,441	21.49	1,432	19.53	1,161	16.47	1,008	14.58
Construction	1,920	31.44	1,776	26.51	1,475	20.11	1,581	22.42	1,405	20.32
Lease financing	355	5.81	582	8.68	583	7.95	690	9.78	813	11.76
Residential real estate	402	6.58	536	7.99	209	2.85	273	3.87	293	4.24
Consumer	172	2.82	294	4.38	404	5.51	288	4.09	256	3.70
Home equity	197	3.23	212	3.16	214	2.92	159	2.25	127	1.84

Total	$6,106	100.00%	$6,704	100.00%	$7,333	100.00%	$7,051	100.00%	$6,914	100.00%

     Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments.
     Total investment securities decreased by $12.8 million, or 12.79%, during 2006, as we utilized maturing investment securities to fund our liquidity needs.
     As of December 31, 2006, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permitted.
     The following table presents the composition of our available for sale investment portfolio by major category at the dates indicated.
INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2006	2005	2004
	(In thousands)
U.S. government sponsored agency securities	$86,165	$98,667	$63,561
State and municipal obligations	360	674	2,133
Equity and other	681	646	656

Total	$87,206	$99,987	$66,350

     The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2006. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

							More Than Ten		Total Investment
	One Year or Less		One to Five Years		Five to Ten Years		Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available-For-Sale
U.S. government sponsored agency	$30,805	3.89%	$50,317	4.99%	$5,043	5.50%	$—	—%	$86,165	4.79%
State and municipal Obligations	150	7.20	210	6.44	—	—	—	—	360	6.82
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	681	2.92

Total available for sale	$30,955	3.90%	$50,527	4.99%	$5,043	5.50%	$—	—%	$87,206	4.78%

     Deposits. Deposits grew by $6.5 million, or 1.23%, for the year ended December 31, 2006, compared to 2005 year-end. The primary source of deposit growth in 2006 was in time deposit balances, which increased by $35.3 million. The increase in time deposit balances was primarily due to a promotion offering attractive interest rates and terms for our time deposit products. We have traditionally offered market-competitive rates on our time deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. However, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our board of directors.
     The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:
Deposits

	Year Ended December 31,
	2006			2005			2004
	(Dollars in thousands)
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		Of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Demand	$94,823	17.69%	—%	$94,452	17.85%	—%	$84,764	16.22%	—%
Savings	8,874	1.66	0.49	9,669	1.82	0.49	9,100	1.74	0.49
Interest-bearing demand	26,427	4.93	0.39	26,560	5.01	0.38	36,342	6.95	0.59
Money Market	23,071	4.31	1.13	27,583	5.21	0.57	30,139	5.77	0.42
Money Management	97,697	18.23	3.61	121,422	22.94	2.60	144,523	27.65	1.93
Time Deposits	284,972	53.18	3.97	249,655	47.17	3.85	217,778	41.67	3.60

Total deposits	$535,864	100.00%		$529,341	100.00%		$522,646	100.00%

     The following table sets forth the amount of our time deposits that are greater than $100,000 by time remaining until maturity as of December 31, 2006:
AMOUNTS AND MATURITIES OF
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2006
		Weighted Average
	Amount	Rate Paid
	(Dollars in thousands)
Three months or less	$53,329	4.96%
Over three months through six months	29,511	4.40
Over six months through twelve months	55,959	4.76
Over twelve months	26,479	4.58

Total	$165,278	4.73%

Liquidity and Capital Resources
     Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 73.40% of our total deposits at December 31, 2006, and 74.26% and 81.56% of total deposits at December 31, 2005 and 2004, respectively. Generally, the Company’s funding strategy is to utilize Federal Home Loan Bank of Topeka (“FHLBank”) borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. Advance availability with the FHLBank is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at December 31, 2006, approximately $78.2 million was available. The Company’s FHLBank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 8 of the Financial Statements). The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company’s liquidity.
     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount at least equal to 1.00% of the aggregate principal amount of its unpaid residential mortgage loans or 5.00% of our total outstanding FHLBank advances. The Bank is currently in compliance with this requirement, with a $5.2 million investment in stock of the FHLBank of Topeka as of December 31, 2006. The Bank had $37.5 million and $47.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2006 and 2005, respectively.
     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly.
     The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.

SHORT-TERM BORROWINGS

		Average		Weighted	Weighted
	Amount	amount	Maximum	average	Average
	outstanding	outstanding	Outstanding	interest rate	interest rate
	at	during the	At any	during the	at period
	period end	period (1)	Month end	period	end
(Dollars in thousands)
At or for the year ended December 31, 2006:
Federal Home Loan Bank borrowings	$—	$6,668	$31,500	5.13%	—%
Federal Funds purchased	—	152	—	5.09	—
Repurchase agreements and other interest bearing liabilities	28,574	24,499	34,052	3.27	4.07

Total	$28,574	$31,319		3.67	4.07

At or for the year ended December 31, 2005:
Federal Home Loan Bank borrowings	$—	$596	$—	2.90%	—%
Federal Funds purchased	—	136	—	3.04	—
Repurchase agreements and other interest bearing liabilities	24,929	23,152	25,252	2.22	2.95

Total	$24,929	$23,884		2.25	2.95

At or for the year ended December 31, 2004:
Federal Home Loan Bank borrowings	$—	$510	$6,000	2.26%	—%
Federal Funds purchased	—	1,107	—	1.96	—
Repurchase agreements and other interest bearing liabilities	21,118	24,100	25,134	0.65	1.28

Total	$21,118	$25,717		0.73	1.28

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
     Capital Resources. At December 31, 2006, our total stockholders’ equity was $53.8 million, and our equity to asset ratio was 7.77%. At December 31, 2005, our total stockholders’ equity was $46.2 million, and our equity to asset ratio was 6.71%.
     The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2006, our Tier 1 capital ratio was 11.33%, while our total risk-based capital ratio was 12.47%, both of which exceed the capital minimums established in the risk-based capital requirements.

     Our risk-based capital ratios at December 31, 2006, 2005 and 2004 are presented below.
RISK-BASED CAPITAL

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$53,820	$46,255	$41,384
Intangible assets	(671)	(823)	(976)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	95	473	257
Trust preferred securities (1)	17,972	15,576	13,880

Total Tier 1 capital	71,216	61,481	54,545

Tier 2 capital
Qualifying allowance for loan losses	6,106	6,704	7,333
Trust preferred securities(1)	1,028	4,012	5,708

Total Tier 2 capital	7,134	10,716	13,041

Total risk-based capital	$78,350	$72,197	$67,586

Risk weighted assets	$628,521	$599,880	$605,886

Ratios at end of period
Total capital to risk-weighted assets ratio	12.47%	12.04%	11.15%
Tier 1 capital to average assets ratio (leverage ratio)	10.29%	8.86%	8.45%
Tier 1 capital to risk-weighted assets ratio	11.33%	10.25%	9.00%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to average assets (leverage ratio)	4.00%	4.00%	4.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%

(1)	Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). Approximately $18.0 million, $15.6 million and $13.9 million of the trust preferred securities have been included as Tier 1 capital as of December 31, 2006, 2005 and 2004, respectively. The balance of the trust preferred securities have been included as Tier 2 capital.

Contractual Obligations
     Our known contractual obligations outstanding as of December 31, 2006 are presented below.

		Payments due by Period (in thousands)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Long-term Debt Obligations	$67,019	$1,113	$12,309	$9,930	$43,667
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
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2006, the Company had outstanding commitments to originate loans aggregating approximately $38,025,000.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $14,041,000 and mortgage loans held for sale amounted to $21,805,000 at December 31, 2006. As a result, we had combined forward commitments to sell mortgage loans totaling approximately $35,846,000. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $15,498,000 at December 31, 2006.

     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2006 unused lines of credit borrowings aggregated approximately $187,066,000.
Recent and Future Accounting Requirements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 may have on the Company’s financial statements.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that FASB Statement No. 157 may have on the Company’s financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”
     The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.
     Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, that FASB Statement No. 159 may have on the Company’s financial statements.

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
     We use an asset/liability modeling system to analyze the Company’s current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Company’s asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.
     The asset/liability modeling system is also used to analyze the net economic value of equity at risk under instantaneous shifts in interest rates. The “net economic value of equity at risk” is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions. By effectively looking at the present value of all future cash flows on or off the balance sheet, the net economic value of equity modeling takes a longer-term view of interest rate risk.
     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank’s net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2006 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	12.52%	1.71%
Base Rate Scenario	—	—
200 basis point decline	(17.88%)	(8.18%)
     The above table indicates that, at December 31, 2006, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLBank advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.
     The above table also indicates that, at December 31, 2006, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.
     The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, based on the information and assumptions set forth below.
INTEREST-RATE SENSITIVITY ANALYSIS

	Expected Maturity or Repricing Date
	(Dollars in thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$27,208	$25,815	$53,023	$31,275	$111,275	$25,115	$220,688
Average Interest Rate	7.06%	7.75%	7.39%	7.17%	7.61%	6.78%	7.39%
Variable Rate Loans	314,909	4,717	319,626	1,233	7,936	732	329,527
Average Interest Rate	8.69%	8.09%	8.68%	5.64%	6.34%	5.84%	8.61%
Fixed Rate Investments	2,000	29,150	31,150	9,710	40,981	4,994	86,835
Average Interest Rate	3.50%	3.82%	3.80%	4.83%	5.03%	5.50%	4.59%
Variable Rate Investments	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—
Interest Bearing Deposits	356	—	356	—	—	—	356
Average Interest Rate	4.77%	—	4.77%	—	—	—	4.77%
Federal Funds Sold	5,375	—	5,375	—	—	—	5,375
Average Interest Rate	5.25%	—	5.25%	—	—	—	5.25%

Total interest-earning assets	$349,848	$59,682	$409,530	$42,218	$160,192	$30,841	$642,781

Interest-Bearing Liabilities:
Interest-bearing demand	$26,427	$—	$26,427	$—	$—	$—	$26,427
Average Interest Rate	0.38%	—	0.38%	—	—	—	038%
Savings and money market	129,642	—	129,642	—	—	—	129,642
Average Interest Rate	3.40%	—	3.40%	—	—	—	3.40%
Time deposits	89,540	139,190	228,730	29,100	25,654	1,488	284,972
Average Interest Rate	4.84%	4.54%	4.66%	4.75%	4.16%	4.00%	4.62%
Funds borrowed	56,922	10,837	67,759	16,140	8,600	4,078	96,577
Average Interest Rate	5.49%	4.34%	5.31%	4.37%	4.60%	5.21%	5.08%

Total interest-bearing liabilities	$302,531	$150,027	$452,558	$45,240	$34,254	$5,566	$537,618

Cumulative:
Rate sensitive assets (RSA)	$349,848	$409,530	$409,530	$451,748	$611,940	$642,781	$642,781
Rate sensitive liabilities (RSL)	302,531	452,558	452,558	497,798	532,052	537,618	537,618
GAP (GAP = RSA – RSL)	47,317	(43,028)	(43,028)	(46,050)	79,888	105,163	105,163
RSA/RSL	115.64%	90.49%	90.49%	90.75%	115.02%	119.56%
RSA/Total assets	50.54	59.16	59.16	65.26	88.40	92.86
RSL/Total assets	43.70	65.38	65.38	71.91	76.86	77.67
GAP/Total assets	6.84	(6.22)	(6.22)	(6.65)	11.54	15.19
GAP/RSA	13.52	(10.51)	(10.51)	(10.19)	13.05	16.36
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

Item 8: Financial Statements and Supplementary Data
     See index to Blue Valley Ban Corp. financial statements on page F-1.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     No items are reportable.
Item 9A: Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. During the year, the Company made no significant changes in internal controls over financial reporting or in other factors that could materially affect the Company’s internal control over financial reporting.
Item 9B: Other Information
     No items are reportable.

Part III
Item 10: Directors, Executive Officers and Corporate Governance
     Information regarding the Company’s directors and executive officers is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.
     Information regarding the Bank’s directors and executive officers is included in Part I of this Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
     The Company has adopted a code of conduct that applies to our principal executive, financial, and accounting officers. A copy of our code of conduct can be obtained free of charge by contacting us directly at:
Investor Relations
11935 Riley
Overland Park, KS 66213
913.338.1000
Email: ir@bankbv.com
Item 11: Executive Compensation
     This information is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 13: Certain Relationships, Related Transactions, and Director Independence
     The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies that they are affiliated with. As of December 31, 2006, the Bank had aggregate loans outstanding to such persons of approximately $9.6 million, which represented 17.77% of our stockholders’ equity of $53.8 million on that date. These loans:
•	were made in the ordinary course of business;

•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and

•	did not involve more than the normal risk of collectibility or present other unfavorable features.
     Information regarding Director Independence is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 14: Principal Accounting Fees and Services
     This information is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.
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

Date: March 28, 2007	By:	/s/ Robert D. Regnier

Robert D. Regnier, President, Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 28, 2007	By:	/s/ Robert D. Regnier

Robert D. Regnier, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2007	By:	/s/ Mark A. Fortino

Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)

Date: March 28, 2007	By:	/s/ Donald H. Alexander

Donald H. Alexander, Director

Date: March 28, 2007	By:	/s/ Michael J. Brown

Michael J. Brown, Director

Date: March 28, 2007	By:	/s/ Wayne A. Henry, Jr.

Wayne A. Henry, Jr., Director

Date: March 28, 2007	By:	/s/ Thomas A. McDonnell

Thomas A. McDonnell, Director

Date: March 28, 2007	By:	/s/ Robert D. Taylor

Robert D. Taylor, Director

Exhibits
3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Form of Agreement as to Expenses and Liabilities. *

4.4	Form of Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Form of Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen’s Assurance Company of America, dated July 15, 1994.*

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen’s Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

10.6	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006*****

10.7	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007*****

10.8	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007*****

Exhibits
11.1	Statement regarding computation of per share earnings. Please see p. F-12.

21.1	Subsidiaries of Blue Valley Ban Corp.

23.3	Consent of BKD, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Commission on April 10, 2000 as an Exhibit to Blue Valley’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

**	Filed with the Commission on March 19, 2004 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

***	Filed with the Commission on July 29, 2005 as an Exhibit to Blue Valley’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

****	Filed with the Commission on March 24, 2005 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*****	Filed with the Commission on March 28, 2007 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

BLUE VALLEY BAN CORP.
DECEMBER 31, 2006, 2005 AND 2004
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas
     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Kansas City, Missouri
March 21, 2007

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands, except share data)
ASSETS

	2006	2005
Cash and due from banks	$21,499	$16,493
Interest bearing deposits in other financial institutions	356	12,163
Federal funds sold	5,375	11,401

Cash and cash equivalents	27,230	40,057

Available-for-sale securities	87,206	99,987
Mortgage loans held for sale	21,805	13,906

Loans, net of allowance for loan losses of $6,106 and $6,704 in 2006 and 2005, respectively	522,409	496,439

Premises and equipment, net	17,953	18,593
Foreclosed assets held for sale, net	717	711
Interest receivable	4,200	3,372
Deferred income taxes	2,276	2,564
Prepaid expenses and other assets	1,305	4,647
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	6,447	8,490
Core deposit intangible asset, at amortized cost	671	823

Total assets	$692,219	$689,589

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
LIABILITIES

Deposits
Demand	$94,823	$94,452
Savings, NOW and money market	156,069	185,234
Time	284,972	249,655

Total deposits	535,864	529,341

Other interest-bearing liabilities	29,558	26,288
Long-term debt	67,019	78,106
Interest payable and other liabilities	5,958	9,599

Total liabilities	638,399	643,334

STOCKHOLDERS’ EQUITY

Capital stock
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2006 – 2,409,490 shares; 2005 – 2,382,046 shares	2,409	2,382
Additional paid-in capital	9,561	9,212
Retained earnings	41,982	35,782
Unearned compensation	—	(648)
Accumulated other comprehensive loss, net of income tax credits of $(88) in 2006 and $(315) in 2005	(132)	(473)

Total stockholders’ equity	53,820	46,255

Total liabilities and stockholders’ equity	$692,219	$689,589

See Notes to Consolidated Financial Statements

\

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$44,537	$37,492	$29,245
Federal funds sold and other short-term investments	256	580	157
Available-for-sale securities	4,039	2,317	2,301

Total interest income	48,832	40,389	31,703

INTEREST EXPENSE
Interest-bearing demand deposits	97	94	169
Savings and money market deposit accounts	4,356	3,861	2,932
Other time deposits	11,254	9,171	7,297
Federal funds purchased and other interest-bearing liabilities	1,023	540	186
Short-term debt	342	17	25
Long-term debt, net	3,890	4,310	3,904

Total interest expense	20,962	17,993	14,513

NET INTEREST INCOME	27,870	22,396	17,190

PROVISION FOR LOAN LOSSES	1,255	230	1,965

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,615	22,166	15,225

NONINTEREST INCOME
Loans held for sale fee income	5,046	7,408	10,358
Service fees	2,491	2,166	2,441
Gains on available for sale securities, net	—	—	524
Other income	1,344	1,727	617

Total noninterest income	8,881	11,301	13,940

NONINTEREST EXPENSE
Salaries and employee benefits	14,737	15,986	16,670
Net occupancy expense	3,059	3,307	3,433
Other operating expense	6,578	6,841	6,467

Total noninterest expense	24,374	26,134	26,570

INCOME BEFORE INCOME TAXES	11,122	7,333	2,595

PROVISION FOR INCOME TAXES	4,199	2,764	665

NET INCOME	$6,923	$4,569	$1,930

BASIC EARNINGS PER SHARE	$2.93	$1.95	$0.84

DILUTED EARNINGS PER SHARE	$2.88	$1.91	$0.82

DIVIDENDS PER SHARE	$0.30	$0.25	$0.20

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except share data)

						Accumulated
			Additional			Other
	Comprehensive	Common	Paid-In	Retained	Unearned	Comprehensive
	Income	Stock	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, DECEMBER 31, 2003		$2,279	$7,404	$30,344	$(399)	$570	$40,198

Issuance of 47,925 shares of common stock		48	695		(338)		405
Dividends on common stock ($0.20 per share)				(465)			(465)
Net income	$1,930			1,930			1,930
Restricted stock earned, net of forfeitures					143		143
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(552)	(827)					(827)	(827)

	$1,103

BALANCE, DECEMBER 31, 2004		$2,327	$8,099	$31,809	$(594)	$(257)	$41,384

Issuance of 54,960 shares of common stock		55	1,113		(355)		813
Dividends on common stock ($0.25 per share)				(596)			(596)
Net income	4,569			4,569			4,569
Restricted stock earned, net of forfeitures					301		301
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(144)	(216)					(216)	(216)

	$4,353

BALANCE, DECEMBER 31, 2005		$2,382	$9,212	$35,782	$(648)	$(473)	$46,255

Issuance of 27,444 shares of common stock		27	512				539
Dividends on common stock ($0.30 per share)				(723)			(723)
Net income	6,923			6,923			6,923
Restricted stock earned, net of forfeitures			485				485
Reclassification of unearned compensation in accordance with adoption of SFAS No. 123R		—	(648)		648		—
Change in derivative financial instrument, net of income taxes of $51	76					76	76
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $177	265					265	265

	$7,264

BALANCE, DECEMBER 31, 2006		$2,409	$9,561	$41,982	$—	$(132)	$53,820

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,923	$4,569	$1,930
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	1,471	1,857	1,863
Accretion of premiums on securities	(92)	(44)	(28)
Provision for loan losses	1,255	230	1,965
Provision for other real estate	40	—	—
Deferred income taxes	260	149	(530)
Stock dividend on FHLB securities	(275)	(353)	(240)
Net gain on available-for-sale securities	—	—	(524)
Net (gain) loss on sale of foreclosed assets	(12)	34	104
Net (gain) loss on sale of premises and equipment	6	(344)	5
Restricted stock earned and forfeited	485	301	143
Compensation expense related to the employee stock purchase plan	19	—	—
Originations of loans held for sale	(336,254)	(675,636)	(883,406)
Proceeds from the sale of loans held for sale	328,355	705,874	857,560
Changes in:
Interest receivable	(828)	(997)	(452)
Prepaid expenses and other assets	3,455	(1,546)	(305)
Interest payable and other liabilities	(3,987)	3,293	1,114

Net cash provided by (used in) operating activities	821	37,387	(20,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(28,689)	(4,334)	(90,650)
Proceeds from sales of loan participations	500	6,400	3,635
Purchase of premises and equipment	(671)	(707)	(3,094)
Proceeds from sale of premises and equipment	—	993	—
Proceeds from the sale of foreclosed assets	930	3,002	448
Proceeds from sales of available-for-sale securities	—	—	21,270
Proceeds from maturities of available-for-sale securities	36,310	26,440	49,564
Purchases of available-for-sale securities	(22,995)	(60,393)	(31,974)
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	(150)	—
Proceeds from the sale of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	2,319	—	95

Net cash used in investing activities	(12,296)	(28,749)	(50,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, money market, NOW and savings accounts	(28,794)	(25,182)	39,520
Net increase in time deposits	35,317	31,877	12,631
Repayments of long-term debt	(21,087)	(23,269)	(21,706)
Proceeds from long-term debt	10,000	21,244	13,500
Net proceeds from other financing activities	(58)	348	405
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	3,270	3,907	(1,066)

Net cash provided by (used in) financing activities	(1,352)	8,925	43,284

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,827)	17,563	(28,223)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,057	22,494	50,717

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,230	$40,057	$22,494

SUPPLEMENTAL CASH FLOWS INFORMATION
Loans transferred to foreclosed assets held for sale	$964	$1,102	$2,781
Restricted stock issued	$—	$355	$338
Cash dividends declared on common stock	$723	$596	$465
Interest paid	$20,587	$17,742	$14,511
Income taxes paid (net of refunds)	$4,035	$1,289	$635
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corp., Blue Valley Insurance Services, Inc., BVBC Capital Trust II, BVBC Capital Trust III, and BVBC Acquisition I, Inc. through 100% ownership of each. In addition, the Company owns 49% of Homeland Title, LLC.
     The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Johnson County, Kansas. The Bank also originates residential mortgages locally and nationwide through its InternetMortgage.com website. The Bank is subject to competition from other financial institutions and also to regulation by certain federal and state agencies that perform periodic examinations.
     Blue Valley Building Corp. is primarily engaged in leasing real property at its facilities in Overland Park and Leawood, Kansas.
     BVBC Capital Trust II and III are Delaware business trusts created in 2003 and 2005, respectively, to offer trust preferred securities and to purchase the Company’s junior subordinated debentures. The Trusts have terms of 30 years, but may dissolve earlier as provided in their trust agreements.
     Blue Valley Insurance Services, Inc. ceased operations on December 31, 2004 as the Company decided not to further pursue this line of business at that time. The Company believes this will have no material impact on future operations.
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
     Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.
     Management believes that the allowances for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Principles of Consolidation
     The consolidated financial statements include the accounts of Blue Valley Ban Corp. and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2006, cash equivalents consisted of federal funds sold.
     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006 was $854,000.
Investment in Securities
     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income. Premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the period to maturity.
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
     The Company uses the equity method of accounting for Homeland Title, LLC. As such, the Company’s investment in Homeland Title, LLC is included in Other Assets and its share of Homeland Title, LLC’s net income is included in Other Income.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
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
     Interest income is reported using the interest method and includes amortization of net deferred loan fees over the loan term.
Allowance for Loan Losses
     The allowance is management’s estimate of probable losses which have occurred as of the balance sheet date based on management’s evaluation of risk in the loan portfolio. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
     The adequacy of the allowance is evaluated on a monthly basis by management based on management’s periodic review of the collectibility of the loans in consideration of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management when determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reason for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
     Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Core Deposit Intangible Assets
     Unamortized core deposit intangible assets aggregated $671,000 and $823,000 (originally $2,576,000) at December 31, 2006 and 2005, respectively, and are amortized over a 15-year period using the straight-line method. Such assets are periodically evaluated as to the recoverability of their carrying value. Amortization expense related to core deposit intangible assets was $152,000 for each of the years 2006, 2005 and 2004. Expected amortization for each of the next four years is $152,000 and $63,000 in total thereafter.
Fee Income
     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.
Reclassification
     Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income.
Income Taxes
     Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.
Earnings Per Share
     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the year. The computation of per share earnings is as follows:

	2006	2005	2004
	(in thousands, except share and per share data)
Net income, as reported	$6,923	$4,569	$1,930

Average common shares outstanding	2,365,932	2,348,805	2,302,564
Average common share stock options outstanding	41,870	39,726	57,497

Average diluted common shares	2,407,802	2,388,531	2,360,061

Basic earnings per share	$2.93	$1.95	$0.84

Diluted earnings per share	$2.88	$1.91	$0.82

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
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
Recent and Future Accounting Requirements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 may have on the Company’s financial statements.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that FASB Statement No. 157 may have on the Company’s financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”
     The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.
     Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, that FASB Statement No. 159 may have on the Company’s financial statements.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 2: AVAILABLE-FOR-SALE SECURITIES
     The amortized cost and estimated fair value of available-for-sale securities are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Government sponsored agencies	$86,475	$65	$(375)	$86,165
State and political subdivisions	360	—	—	360
Equity and other securities	718	—	(37)	681

	$87,553	$65	$(412)	$87,206

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Government sponsored agencies	$99,387	$40	$(760)	$98,667
State and political subdivisions	670	4	—	674
Equity and other	718	—	(72)	646

	$100,775	$44	$(832)	$99,987

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$31,150	$30,955
Due after one through five years	50,691	50,527
Due after five years	4,994	5,043

Total	86,835	86,525
Equity and other securities	718	681

	$87,553	$87,206

     The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $30,993,000 and $30,916,000 at December 31, 2006 and $20,985,000 and $20,736,000 at December 31, 2005.
     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At December 31, 2006, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)

	2006	2005
	(dollars in thousands)
Balance as of December 31	$28,574	$24,929
Carrying value of securities pledged to secure agreements to repurchases at December 31	$40,309	$24,703
Average balance during the year of securities sold under agreements to repurchase	$24,499	$23,152
Maximum amount outstanding at any month-end during the year	$34,052	$25,252
     Gross gains of $0, $0, and $606,000 were realized in 2006, 2005 and 2004, respectively, and no gross losses were realized in 2006, 2005 and 2004, respectively, from sales of available-for-sale securities. During 2004, the Company recorded an $82,000 loss on an investment security for an impairment which was determined to be other than temporary.
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
     Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:
December 31, 2006
(dollars in thousands)

	Less than 12 Months		12 Months or More			Total
Description of		Unrealized		Unrealized	Total	Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$37,855	$134	$36,251	$241	$74,106	$375
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	681	37	681	37

Total temporarily impaired securities	$37,855	$134	$36,932	$278	$74,787	$412

December 31, 2005
(dollars in thousands)

	Less than 12 Months		12 Months or More			Total
Description of		Unrealized		Unrealized	Total	Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$41,131	$344	$34,575	$416	$75,706	$760
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	646	72	646	72

Total temporarily impaired securities	$41,131	$344	$35,221	$488	$76,352	$832

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
Categories of loans at December 31, 2006 and 2005 include the following:

	2006	2005
	(dollars in thousands)
Commercial loans	$110,849	$112,452
Commercial real estate loans	126,952	114,562
Construction loans	171,709	139,662
Lease financing	18,512	18,238
Residential real estate loans	34,988	39,371
Consumer loans	33,097	45,221
Home equity loans	32,408	33,637

Total loans	528,515	503,143
Less: Allowance for loan losses	6,106	6,704

Net loans	$522,409	$496,439

     Activity in the allowance for loan losses was as follows:

	2006	2005	2004
	(dollars in thousands)
Balance, beginning of year	$6,704	$7,333	$7,051
Provision charged to expense	1,255	230	1,965
Losses charged off, net of recoveries of $207,000, $269,000 and $300,000 for 2006, 2005 and 2004, respectively	(1,853)	(859)	(1,683)

Balance, end of year	$6,106	$6,704	$7,333

     Impaired loans totaled $10.3 million and $11.1 million at December 31, 2006 and 2005, respectively, with related allowances for loan losses of $719,000 and $1,200,000, respectively. At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $5.9 million and $2.0 million respectively. Non-accrual loans were $973,000 and $2.4 million at December 31, 2006 and 2005, respectively.
     Total interest income of $728,000, $742,000 and $745,000 was recognized on average impaired loans of $12.1 million, $10.4 million and $13.8 million for 2006, 2005 and 2004, respectively. Included in this total is cash-basis interest income of $53,000, $15,000 and $46,000 recognized on impaired loans on nonaccrual during 2006, 2005 and 2004, respectively.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 4: PREMISES AND EQUIPMENT
     Major classifications of these assets are as follows:

	2006	2005
	(dollars in thousands)
Land	$4,185	$4,185
Building and improvements	14,749	14,511
Furniture and equipment	6,604	6,187
Land improvements, net	285	285

	25,823	25,168
Less accumulated depreciation	7,870	6,575

Total premises and equipment	$17,953	$18,593

NOTE 5: INTEREST-BEARING DEPOSITS
     Interest-bearing time deposits in denominations of $100,000 or more were $165,278,000 on December 31, 2006 and $132,143,000 on December 31, 2005. The Company acquires brokered deposits in the normal course of business. At December 31, 2006 and 2005, brokered deposits of $31,771,000 and $27,073,000, respectively, were included in the Company’s time deposit balance.
     At December 31, 2006, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2007	$228,730
2008	29,100
2009	10,432
2010	8,265
2011	6,957
2012 and thereafter	1,488

$284,972

NOTE 6: OPERATING LEASES
     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2012. Minimum future rent receivable under noncancellable operating leases at December 31, 2006 was as follows:

(dollars in thousands)
2007	$425
2008	175
2009	120
2010	88
2011	78
2012	65

$951

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 6: OPERATING LEASES (Continued)
     Effective June 30, 2005, the Company no longer leases space from others under noncancellable operating leases. Consolidated rental and operating lease expenses were $0, $34,000 and $289,000 in 2006, 2005 and 2004, respectively.
NOTE 7: INCOME TAXES
     The provision for income taxes consists of the following:

	2006	2005	2004
	(dollars in thousands)
Taxes currently payable	$3,939	$2,615	$1,195
Deferred income taxes	260	149	(530)

	$4,199	$2,764	$665

     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2006	2005	2004
	(dollars in thousands)
Computed at the statutory rate (34%)	$3,793	$2,493	$882
Increase (decrease) resulting from:
Tax-exempt interest	(32)	(54)	(167)
State income taxes	251	232	103
Other	187	93	(153)

Actual tax provision	$4,199	$2,764	$665

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2006 and 2005 consolidated balance sheets are as follows:

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 7: INCOME TAXES (Continued)

	2006	2005
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,343	$2,547
Accrued compensated absences	22	22
Accumulated depreciation on available-for- sale securities	139	315
Mark to market – Mortgage loans held for sale	26	39
Uninvested deferred compensation	41	119
Offering costs	241	251
Other	645	143

	3,457	3,436

Deferred tax liabilities:
Accumulated depreciation	(503)	(600)
FHLBank stock basis	(380)	(272)
Other	(298)	—

	(1,181)	(872)

Net deferred tax asset	$2,276	$2,564

NOTE 8: SHORT TERM DEBT
     The Company has a $15 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.63%. The line of credit is secured by stock in the Company’s subsidiary bank and matures during 2007. As of December 31, 2006 and 2005, the Company had no outstanding balance on this line of credit.
NOTE 9: LONG TERM DEBT
     Long-term debt at December 31, 2006 and 2005 consisted of the following components:

	2006	2005
	(dollars in thousands)
Note payable — Ban Corp (A)	$3,381	$3,981
Note payable — Blue Valley Building Corp. (B)	6,550	7,037
Federal Home Loan Bank advances (C)	37,500	47,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$67,019	$78,106

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 9: LONG TERM DEBT (Continued)

(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 10).

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company

(C)	Due in 2008, 2011, 2013, 2015 and 2016; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2006, approximately $78,205,000 was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
     Aggregate annual maturities of long-term debt at December 31, 2006 are as follows:

(dollars in thousands)
2007	$1,113
2008	11,140
2009	1,169
2010	1,199
2011	8,731
Thereafter	43,667

$67,019

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
     As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 9). The agreement provides for the Company to receive interest from the counterparty at an amount which offsets the note’s variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.
     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through December 31, 2006. A $76,000 unrealized gain has been recognized as a component of other comprehensive loss in 2006. The value of the interest rate swap was deemed immaterial during 2005.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 11: REGULATORY MATTERS
     The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
     The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2006:

Total Capital
(to Risk Weighted Assets)
Consolidated	$78,350	12.47%	$50,194	8.00%	N/A

Bank Only	$73,225	11.95%	$49,007	8.00%	$61,259	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$71,216	11.33%	$25,097	4.00%	N/A

Bank Only	$67,119	10.96%	$24,503	4.00%	$36,755	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$71,216	10.29%	$27,559	4.00%	N/A

Bank Only	$67,119	9.91%	$27,081	4.00%	$33,851	5.00%

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 11: REGULATORY MATTERS (Continued)

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2005:

Total Capital
(to Risk Weighted Assets)
Consolidated	$72,197	12.04%	$47,990	8.00%	N/A

Bank Only	$67,637	11.63%	$46,511	8.00%	$58,138	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$61,481	10.25%	$23,995	4.00%	N/A

Bank Only	$60,934	10.48%	$23,255	4.00%	$34,883	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$61,481	8.86%	$27,762	4.00%	N/A

Bank Only	$60,934	8.91%	$27,358	4.00%	$34,198	5.00%

     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2006, approximately $11,985,000 of retained earnings were available for dividend declaration without prior regulatory approval.
NOTE 12: TRANSACTIONS WITH RELATED PARTIES
     At December 31, 2006 and 2005, the Company had loans outstanding to executive officers, directors and to companies in which the Bank’s executive officers or directors were principal owners, in the amounts of $9,562,000 and $12,258,000, respectively. Related party transactions for 2006 and 2005 were as follows:

	2006	2005
	(dollars in thousands)
Balance, beginning of year	$12,258	$14,195
New loans	2,580	2,416
Repayments and reclassifications	(5,276)	(4,353)

Balance, end of year	$9,562	$12,258

     In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than the normal risk of collectibility or present other unfavorable features.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 13: PROFIT SHARING AND 401(K) PLANS
     The Company’s profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company’s matching contributions to the 401(k) plan are vested immediately. Combined Company contributions charged to expense for 2006, 2005 and 2004 were $743,000, $698,000 and $658,000, respectively.
NOTE 14: EQUITY INCENTIVE COMPENSATION
     The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.
     Under the fixed option provisions of the Plan, the Company may grant options that vest two years from the date of grant to its employees for shares of common stock. At December 31, 2006, the Company had 230,734 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.
     During 2006, 2005 and 2004, the Company granted no stock options, but did grant 0, 12,400 and 14,100 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vest in the stock after two years for the 2004 grant, and one year for the 2005 grant. The basis of the restricted shares granted, equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. During 2006, 2005 and 2004, 2,400, 2,925 and 500 shares of restricted stock were forfeited, respectively.
     A summary of the status of option shares under the plan at December 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	111,400	$18.38	155,000	$17.80	188,300	$16.70
Exercised	(27,100)	16.12	(41,425)	16.00	(31,825)	10.96
Forfeited	—	—	(2,175)	22.47	(1,475)	25.00

Outstanding, end of year	84,300	$19.11	111,400	$18.38	155,000	$17.80

Options exercisable, end of year	84,300	$19.11	111,400	$18.38	155,000	$17.80

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 14: EQUITY INCENTIVE COMPENSATION (Continued)
     The weighted-average remaining contractual life of option shares at December 31, 2006 was 4.52 years. Exercise prices ranged from $7.50 to $25.00. Information about options outstanding and exercisable as of December 31, 2006 is set forth in the following table.

	Options Outstanding and Exercisable
Exercise	Number Outstanding and	Weighted Average	Weighted Average
Prices	Exercisable at 12/31/06	Remaining Contractual Life	Exercise Price

$7.50	4,000	1 year	$7.50
11.25	5,600	2 years	11.25
14.38	7,700	3 years	14.38
16.50	15,050	4 years	16.50
19.50	25,500	5 years	19.50
25.00	26,450	6 years	25.00

	84,300

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN
     The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February, 2004. Expense associated with the plan recognized in 2006 was approximately $19,000. Information about employee stock purchase plan activity as of December 31, 2006 and 2005 is set forth in the following table.

Employee Stock Purchase Plan Activity
Plan year ending January	Shares purchased	Purchase Price

2006	4,073	$19.55
2005	4,060	$19.55
NOTE 16: OTHER INCOME/EXPENSE
     Other income consists of the following:

	2006	2005	2004
	(dollars in thousands)
Rental income	$425	$351	$192
Other income	919	1,376	425

Total	$1,344	$1,727	$617

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 16: OTHER INCOME/EXPENSE (Continued)
Other operating expenses consist of the following:

	2006	2005	2004
	(dollars in thousands)
Advertising	$1,080	$1,413	$1,315
Loan processing fees	904	232	295
Data processing	889	863	712
Professional fees	631	790	815
Other expense	3,074	3,543	3,330

Total	$6,578	$6,841	$6,467

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
Federal Home Loan Bank Stock, Federal Reserve Bank Stock, and other securities
     The carrying amounts for these securities approximate their fair value.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 17: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities
     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
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
     The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 17: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,230	$27,230	$40,057	$40,057
Available-for-sale securities	87,206	87,206	99,987	99,987
Mortgage loans held for sale	21,805	21,805	13,906	13,906
Interest receivable	4,200	4,200	3,372	3,372
Loans, net of allowance for loan losses	522,409	516,011	496,439	492,320
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	6,447	6,447	8,490	8,490

Financial liabilities:
Deposits	535,864	535,643	529,341	530,326
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	29,558	29,558	26,288	26,288
Long-term debt	67,019	64,702	78,106	77,326
Interest payable	2,053	2,053	1,678	1,678

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Forward commitments	—	—	—	—
NOTE 18: COMMITMENTS AND CREDIT RISKS
     The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County. The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.
     At December 31, 2006 and 2005, the Company had outstanding commitments to originate loans aggregating approximately $38,025,000 and $13,513,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 18: COMMITMENTS AND CREDIT RISKS (Continued)
     Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.
     Total mortgage loans in the process of origination amounted to $14,041,000 and $36,179,000 and mortgage loans held for sale amounted to $21,805,000 and $13,906,000 at December 31, 2006 and 2005, respectively. Related forward commitments to sell mortgage loans amounted to approximately $35,846,000 and $50,085,000 at December 31, 2006 and 2005, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
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
     The Company had total outstanding letters of credit amounting to $15,498,000 and $14,679,000 at December 31, 2006 and 2005, respectively.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.
     At December 31, 2006 and 2005, unused lines of credit borrowings aggregated approximately $187,066,000 and $182,983,000, respectively.
     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2006 and 2005, federal funds sold totaling $5,375,000 and $11,401,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $5,375,000 and $8,401,000 on those dates, respectively.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 19: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$12,827	$12,647	$12,031	$11,327	$10,992	$10,532	$9,711	$9,154
Interest expense	5,660	5,381	5,194	4,727	4,671	4,674	4,489	4,159

Net interest income	7,167	7,266	6,837	6,600	6,321	5,858	5,222	4,995
Provision for loan losses	50	540	590	75	75	—	—	155

Net interest income after provision for loan losses	$7,117	$6,726	$6,247	$6,525	$6,246	$5,858	$5,222	$4,840
Noninterest income	2,346	2,364	2,139	2,032	2,497	3,328	2,669	2,807
Noninterest expense	6,094	5,880	5,954	6,446	6,551	6,628	6,594	6,361

Income before income taxes	3,369	3,210	2,432	2,111	2,192	2,558	1,297	1,286
Income taxes	1,270	1,219	916	794	816	964	494	490

Net income	$2,099	$1,991	$1,516	$1,317	$1,376	$1,594	$803	$796

Net Income per Share Data
Basic	$0.89	$0.84	$0.64	$0.56	$0.58	$0.68	$0.34	$0.34

Diluted	$0.87	$0.83	$0.63	$0.55	$0.57	$0.67	$0.34	$0.34

Balance Sheet
Total assets	$692,219	$684,935	$675,186	$705,682	$689,589	$707,188	$693,858	$684,643
Total loans, net	522,409	527,864	515,922	522,492	496,439	507,018	505,243	513,616
Stockholders’ equity	53,820	52,195	49,437	47,742	46,255	45,124	43,343	42,179
     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.
NOTE 20: SUBSEQUENT ACQUISITION
     On November 2, 2006, the Company signed a definitive Agreement and Plan of Merger for the acquisition of Unison Bancorp, Inc. (“Unison”), the holding company for Western National Bank of Lenexa, Kansas. The effective close date for this transaction was February 16, 2007. Under the terms of the merger agreement, shareholders of Unison received aggregate consideration of approximately $10.2 million in cash. The transaction was subject to the satisfaction of certain conditions, including regulatory and Unison shareholder approval. Subsequent to the acquisition, the Company intends to merge Western National Bank with and into the Bank of Blue Valley during the first half of 2007, pending regulatory approval. Western National Bank, with assets of approximately $40 million, is located at 95th and Lackman Road in Lenexa, Kansas.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 21: FDIC ONE-TIME ASSESSMENT CREDIT
     Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible financial institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has received notice from the FDIC that its share of the credit is $192,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.
     Western National Bank is also an eligible institution and has received notice from the FDIC that its share of the credit is $80,000.
NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$922	$964
Investments in subsidiaries:
Bank of Blue Valley	67,619	61,284
Blue Valley Building Corp.	8,141	7,918
Blue Valley Insurance Services, Inc.	—	16
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	704	3,461

Total Assets	$77,974	$74,231

LIABILITIES
Long-term debt	$3,381	$3,981
Subordinated debentures	19,588	19,588
Other liabilities	1,185	4,407

Total Liabilities	24,154	27,976

STOCKHOLDERS’ EQUITY
Common stock	2,409	2,382
Additional paid-in capital	9,561	9,212
Retained earnings	41,982	35,782
Unearned compensation	—	(648)
Accumulated other comprehensive loss, net of income tax credits of $(88) and $(315) at 2006 and 2005, respectively	(132)	(473)

Total Stockholders’ Equity	53,820	46,255

Total Liabilities and Stockholders’ Equity	$77,974	$74,231

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Income
Dividends from subsidiaries	$2,104	$52	$11,328
Other income	65	64	7

	2,169	116	11,335

Expenses	2,252	2,572	2,514

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(83)	(2,456)	8,821
Credit for income taxes	(729)	(835)	(1,086)

Income (loss) before equity in undistributed net income of subsidiaries	646	(1,621)	9,907
Equity in undistributed (distributions in excess of) net income of subsidiaries	6,277	6,190	(7,977)

Net income	$6,923	$4,569	$1,930

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,923	$4,569	$1,930
Items not requiring (providing) cash:
Deferred income taxes	(2,982)	835	836
Equity in undistributed income of subsidiaries	(6,277)	(6,190)	7,977
Restricted stock earned	485	301	143
Changes in:
Other assets	5,866	(1,515)	(1,338)
Other liabilities	(3,996)	624	451

Net cash provided by (used in) operating activities	19	(1,376)	9,999

CASH FLOW FROM INVESTING ACTIVITIES
Capital contributed to subsidiary	—	(12)	(8,727)

Net cash used in investing activities	—	(12)	(8,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(600)	(12,375)	(425)
Proceeds from long-term debt	—	11,856	—
Proceeds from sale of common stock	539	813	405

Net cash provided by (used in) financing activities	(61)	294	(20)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42)	(1,094)	1,252

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	964	2,058	806

CASH AND CASH EQUIVALENTS, END OF YEAR	$922	$964	$2,058