Form 10-Q
period 2007-03-31
BLUE VALLEY BAN CORP
filed 2007-05-15
CIK 901842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        COMMISSION FILE NUMBER: 001-15933

                              BLUE VALLEY BAN CORP.
             (Exact name of registrant as specified in its charter)

             KANSAS                                              48-1070996
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          11935 RILEY
     OVERLAND PARK, KANSAS
(Address of principal executive                                   66225-6128
            offices)                                              (Zip Code)

       Registrant's telephone number, including area code: (913) 338-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Guarantee with respect to the Trust    American Stock Exchange
Preferred Securities, $8.00 par
value of BVBC Capital Trust I
(None of which are currently
outstanding)

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

     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act Yes [ ] No [X]

     As of March 31, 2007 the registrant had 2,433,498 shares of Common Stock ($1.00 par value) outstanding.

                              BLUE VALLEY BAN CORP.
                                 FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
      Report of Independent Registered Public Accounting Firm.............     3
      Condensed Consolidated Balance Sheets -
         March 31, 2007 (unaudited) and December 31, 2006................      4
      Condensed Consolidated Statements of Income (unaudited) -
         three months ended March 31, 2007 and 2006.......................     6
      Condensed Consolidated Statements of Stockholders' Equity
         (unaudited) - three months ended March 31, 2007 and 2006 ........     7
      Condensed Consolidated Statements of Cash Flows (unaudited) -
         three months ended March 31, 2007 and 2006.......................     8
      Notes to Condensed Consolidated Financial Statements (unaudited) -
         three months ended March 31, 2007 and 2006.......................    10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................    16

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    25

   ITEM 4. CONTROLS AND PROCEDURES........................................    27

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS..............................................    28

   ITEM 1A. RISK FACTORS..................................................    28

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....    28

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................    28

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    28

   ITEM 5. OTHER INFORMATION..............................................    28

   ITEM 6. EXHIBITS.......................................................    28

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225

We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of March 31, 2007, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 21, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ BKD, LLP

Kansas City, Missouri
May 15, 2007

                              BLUE VALLEY BAN CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006
                    (dollars in thousands, except share data)

ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                                2007          2006
                                                            -----------   ------------
                                                            (Unaudited)
Cash and due from banks                                       $ 16,919      $ 21,499
Interest-bearing deposits in other financial institutions          215           356
Federal funds sold                                              32,522         5,375
                                                              --------      --------
      Cash and cash equivalents                                 49,656        27,230

Available-for-sale securities                                   89,006        87,206
Mortgage loans held for sale                                     6,429        21,805

Loans, net of allowance for loan losses of $6,759
   and $6,106 in 2007 and 2006, respectively                   552,288       522,409

Premises and equipment, net                                     19,418        17,953
Foreclosed assets held for sale, net                             1,287           717
Interest receivable                                              5,328         4,200
Deferred income taxes                                            1,561         2,276
Prepaid expenses and other assets                                1,917         1,305
Federal Home Loan Bank stock, Federal Reserve Bank stock,
   and other securities                                          6,848         6,447
Goodwill                                                         4,783            --
Core deposit intangible asset, at amortized cost                 1,343           671
                                                              --------      --------

      Total assets                                            $739,864      $692,219
                                                              ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements and
     Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006
                    (dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             MARCH 31,    DECEMBER 31,
                                                                2007          2006
                                                            -----------   ------------
                                                            (Unaudited)
LIABILITIES
   Deposits
      Demand                                                 $ 97,094       $ 94,823
      Savings, NOW and money market                           194,093        156,069
      Time                                                    289,750        284,972
                                                             --------       --------
         Total deposits                                       580,937        535,864
   Other interest-bearing liabilities                          32,300         29,558
   Long-term debt                                              66,743         67,019
   Interest payable and other liabilities                       4,465          5,958
                                                             --------       --------
         Total liabilities                                    684,445        638,399
                                                             --------       --------

STOCKHOLDERS' EQUITY
   Capital stock
      Common stock, par value $1 per share;
         authorized 15,000,000 shares; issued and
         outstanding 2007 - 2,433,498 shares;
         2006 - 2,409,490 shares                                2,433          2,409
   Additional paid-in capital                                   9,871          9,561
   Retained earnings                                           43,146         41,982
   Accumulated other comprehensive loss, net of income
      taxes (credit) of $(21) in 2007 and $(88) in 2006           (31)          (132)
                                                             --------       --------
         Total stockholders' equity                            55,419         53,820
                                                             --------       --------
         Total liabilities and stockholders' equity          $739,864       $692,219
                                                             ========       ========

See Accompanying Notes to Condensed Consolidated Financial Statements and
     Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                    (dollars in thousands, except share data)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                          2007          2006
                                                                      -----------   -----------
                                                                      (Unaudited)   (Unaudited)
INTEREST INCOME
   Interest and fees on loans                                           $11,637       $10,197
   Federal funds sold and other short-term investments                       99            82
   Available-for-sale securities                                          1,020         1,048
                                                                        -------       -------
         Total interest income                                           12,756        11,327
                                                                        -------       -------
INTEREST EXPENSE
   Interest-bearing demand deposits                                          80            23
   Savings and money market deposit accounts                              1,312           960
   Other time deposits                                                    3,344         2,487
   Federal funds purchased and other interest-bearing liabilities           297           217
   Short-term debt                                                           42            71
   Long-term debt, net                                                      915           969
                                                                        -------       -------
         Total interest expense                                           5,990         4,727
                                                                        -------       -------
NET INTEREST INCOME                                                       6,766         6,600

PROVISION FOR LOAN LOSSES                                                   400            75
                                                                        -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       6,366         6,525
                                                                        -------       -------
NONINTEREST INCOME
   Loans held for sale fee income                                         1,102         1,136
   Service fees                                                             654           583
   Other income                                                             241           313
                                                                        -------       -------
         Total noninterest income                                         1,997         2,032
                                                                        -------       -------
NONINTEREST EXPENSE
   Salaries and employee benefits                                         3,898         4,036
   Net occupancy expense                                                    769           759
   Other operating expense                                                1,917         1,651
                                                                        -------       -------
         Total noninterest expense                                        6,584         6,446
                                                                        -------       -------
INCOME BEFORE INCOME TAXES                                                1,779         2,111
PROVISION FOR INCOME TAXES                                                  615           794
                                                                        -------       -------
NET INCOME                                                              $ 1,164       $ 1,317
                                                                        =======       =======
BASIC EARNINGS PER SHARE                                                $  0.48       $  0.56
                                                                        =======       =======
DILUTED EARNINGS PER SHARE                                              $  0.48       $  0.55
                                                                        =======       =======

See Accompanying Notes to Condensed Consolidated Financial Statements and
     Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                    (dollars in thousands, except share data)

                                                                                                    ACCUMULATED
                                                            ADDITIONAL                                 OTHER
                                  COMPREHENSIVE   COMMON      PAID-IN    RETAINED     UNEARNED     COMPREHENSIVE
                                     INCOME        STOCK      CAPITAL    EARNINGS   COMPENSATION   INCOME (LOSS)    TOTAL
                                  -------------   -------   ----------   --------   ------------   -------------   -------
BALANCE, DECEMBER 31, 2005                        $2,382      $9,212      $35,782      $(648)          $(473)      $46,255
Issuance of 7,923 shares of
   common stock                                        8         144           --         --              --           152
Net income                           $1,317           --          --        1,317         --              --         1,317
Restricted stock earned, net
   of forfeitures                        --           --         117           --         --              --           117
Reclassification of unearned
   compensation in accordance
   with adoption of SFAS No
   123R                                  --           --        (648)          --        648              --            --
Change in derivative financial
   instrument, net of income
   taxes of $65                          97           --          --           --         --              97            97
Change in unrealized
   depreciation on
   available-for-sale
   securities, net of income
   taxes (credit) of $(131)            (196)          --          --           --         --            (196)         (196)
                                     ------       ------      ------      -------      -----           -----       -------
BALANCE, MARCH 31, 2006              $1,218       $2,390      $8,825      $37,099      $  --           $(572)      $47,742
                                     ======       ======      ======      =======      =====           =====       =======
BALANCE, DECEMBER 31, 2006                        $2,409      $9,561      $41,982      $  --           $(132)      $53,820
                                                  ------      ------      -------      -----           -----       -------
Issuance of 30 shares of
     common stock                                                  5           --         --              --             5
Issuance of 13,600 shares of
   restricted stock, net of
   forfeiture                                         14          52           --         --              --            66
Issuance of 5,950 shares of
   common stock through stock
   options exercised                                   6         141           --         --              --           147
Issuance of 4,558 shares
   common stock for the
   employee stock purchase plan                        4         112           --         --              --           116
Net income                           $1,164           --          --        1,164         --              --         1,164
Change in derivative financial
   instrument, net of income
   taxes (credit) of $(13)              (19)          --          --           --         --             (19)          (19)
Change in unrealized
   depreciation on
   available-for-sale
   securities, net of income
   taxes of $80                         120           --          --           --         --             120           120
                                     ------       ------      ------      -------      -----           -----       -------
BALANCE, MARCH 31, 2007              $1,265       $2,433      $9,871      $43,146      $  --           $ (31)      $55,419
                                     ======       ======      ======      =======      =====           =====       =======

See Accompanying Notes to Condensed Consolidated Financial Statements and
     Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                    (dollars in thousands, except share data)

                                                                            MARCH 31, 2007   MARCH 31, 2006
                                                                            --------------   --------------
                                                                              (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $  1,164         $  1,317
   Adjustments to reconcile net income to net cash flow
      From operating activities:
         Depreciation and amortization                                              343              359
         Accretion of premiums on securities                                         (7)             (26)
         Provision for loan losses                                                  400               75
         Deferred income taxes                                                      255              154
         Stock dividends on FHLB securities                                         (69)             (77)
         Net (gain) loss on sale of foreclosed assets                                62              (31)
         Restricted stock earned and forfeited                                       79              117
         Compensation expense related to the employee stock purchase plan             6                5
         Originations of loans held for sale                                    (59,172)         (85,433)
         Proceeds from the sale of loans held for sale                           74,548           78,740
      Changes in
         Interest receivable                                                       (939)            (560)
         Prepaid expenses and other assets                                          121            1,062
         Interest payable and other liabilities                                  (1,257)          (4,939)
                                                                               --------         --------
            Net cash provided by (used in) operating activities                  15,534           (9,237)
                                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                     (2,071)         (26,210)
   Purchase of premises and equipment                                              (258)            (215)
   Proceeds from the sale of foreclosed assets, net of expenses                     378              519
   Purchases of available-for-sale securities                                    (1,999)          (5,998)
   Proceeds from maturities of available-for-sale securities                      2,000            6,110
   Purchases of Federal Home Loan Bank stock, Federal Reserve Bank
      stock, and other securities                                                  (314)              --
   Proceeds from the redemption of Federal Home Loan Bank stock,
      Federal Reserve Bank stock, and other securities                              619               --
   Sale of Western National Bank charter and other assets                           392               --
   Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received         (6,131)              --
                                                                               --------         --------
            Net cash used in investing activities                                (7,384)         (25,794)
                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, money market, NOW
      and savings accounts                                                       12,316            5,615
   Net increase (decrease) in time deposits                                       1,516           (2,904)
   Net proceeds from short-term debt                                                 --           19,000
   Repayments of long-term debt                                                    (926)            (269)
   Dividends paid on common stock                                                  (723)            (596)
   Net proceeds from other financing activities                                     255              152
   Net increase (decrease) in other borrowings                                    1,838           (1,366)
                                                                               --------         --------
            Net cash provided by financing activities                            14,276           19,632
                                                                               --------         --------

See Accompanying Notes to Condensed Consolidated Financial Statements and
     Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                    (dollars in thousands, except share data)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    22,426    (15,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      27,230     40,057
                                                   -------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $49,656   $ 24,658
                                                   =======   ========

SUPPLEMENTAL CASH FLOWS INFORMATION

     The Company purchased Unison Bancorp, Inc. and its subsidiary, Western National Bank, Lenexa, Kansas for a premium of $5,493,000. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired           $39,799,000
Less cash paid (net of cash received)     6,131,000
                                        -----------
Liabilities assumed                     $33,668,000
                                        ===========

See Accompanying Notes to Condensed Consolidated Financial Statements and
     Report of Independent Registered Public Accounting Firm

                              BLUE VALLEY BAN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2007, and the condensed consolidated results of its operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2007 and 2006, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2006 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company's consolidated financial statements. The Company and subsidiaries file income tax returns in the U.S. Federal jurisdiction and the state jurisdictions of Kansas and Missouri. With few exceptions, the Company is no longer subject to U.S Federal or state income tax examinations by tax authorities for years before 2003.

     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that FASB Statement No. 157 may have on the Company's financial statements.

                              BLUE VALLEY BAN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. The statement is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. The Company does not anticipate adopting SFAS No. 159 before the required implementation date of January 1, 2008. The Company has not yet determined the impact of SFAS No. 159 might have on the consolidated financial statements upon adoption.

NOTE 3: STOCK BASED COMPENSATION

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

NOTE 4: EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the three-months ended March 31, 2007 and 2006 is as follows:

                                                  MARCH 31,    MARCH 31,
                                                     2007         2006
                                                 -----------   ---------
                                                 (Unaudited)   (Unaudited)
                                                  (dollars in thousands,
                                                   except share and per
                                                        share data)
Net income, as reported                           $    1,164   $    1,317
                                                  ==========   ==========
Average common shares outstanding                  2,403,837    2,349,009
Average common share stock options outstanding        34,581       44,637
                                                  ----------   ----------
Average diluted common shares                      2,438,418    2,393,646
                                                  ==========   ==========
Basic earnings per share                          $     0.48   $     0.56
                                                  ==========   ==========
Diluted earnings per share                        $     0.48   $     0.55
                                                  ==========   ==========

                              BLUE VALLEY BAN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

NOTE 5: SHORT-TERM DEBT

     The Company has a $15 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.63%. The line of credit is secured by stock in the Company's subsidiary bank and matures during 2007. As of March 31, 2007 and December 31, 2006, the Company had no outstanding balance on this line of credit.

NOTE 6: LONG-TERM DEBT

     Long-term debt at March 31, 2007 and December 31, 2006, consisted of the following components:

                                                        MARCH 31,   DECEMBER 31,
                                                          2007          2006
                                                       ----------   ------------
                                                       (Unaudited)
                                                             (in thousands)
Note payable - Blue Valley Ban Corp (A)                  $ 3,231       $ 3,381
Note payable - Blue Valley Building Corp. (B)              6,424         6,550
Federal Home Loan Bank advances (C)                       37,500        37,500
Subordinated Debentures - BVBC Capital Trust II (D)        7,732         7,732
Subordinated Debentures - BVBC Capital Trust III (E)      11,856        11,856
                                                         -------       -------
   Total long-term debt                                  $66,743       $67,019
                                                         =======       =======

                              BLUE VALLEY BAN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

     (A) Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds rate plus 1.63%; collateralized by common stock of the Company's subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see
          Note 7).

     (B) Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

     (C) Due in 2008, 2011, 2013, 2015 and 2016; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2007, approximately $69,074,000 was available.

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

Aggregate annual maturities of long-term debt at March 31, 2007 are as follows:

                               (in thousands)
April 1 to December 31, 2007       $   837
2008                                11,140
2009                                 1,169
2010                                 1,199
2011                                 8,731
Thereafter                          43,667
                                   -------
                                   $66,743
                                   =======

                              BLUE VALLEY BAN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

     As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see
     Note 6). The agreement provides for the Company to receive interest from the counterparty at an amount which offsets the note's variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.

     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through March 31, 2007. A $19,000 unrealized loss has been recognized as a component of other comprehensive income (loss) during the first quarter.

NOTE 8: BUSINESS ACQUISITION

     On February 16, 2007, the Company acquired 100% of the outstanding common stock of Unison Bancorp, Inc. ("Unison") and its subsidiary, Western National Bank of Lenexa, Kansas ("Western") for $10,180,000 in cash and merged Unison into the Company. On March 29, 2007, the Company sold Western to Northland National Bank, Kansas City, Missouri, and simultaneously the Company's subsidiary, Bank of Blue Valley, purchased the assets and assumed the liabilities of Western, with the exception of the bank charter and some miscellaneous assets and received $392,000 cash as a net result. As a result of the acquisition, the Company will have an opportunity to continue its expansion in Johnson County and this represents its first presence in Lenexa. Their results of operations have been included in the consolidated financial statements since February 16, 2007.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                              BLUE VALLEY BAN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                             (in thousands)
Cash and cash equivalents                        $ 4,134
Available-for-sale securities                      1,594
Loans                                             29,200
Premises and equipment                             1,508
Core deposits intangible                           1,000
Western National Bank charter - intangible           325
Goodwill                                           4,493
Other assets                                       1,679
                                                 -------
   Total assets                                   43,933
                                                 -------
Deposits                                          31,241
Other interest-bearing liabilities                   903
Long-term debt                                       650
Other liabilities                                    874
                                                 -------
   Total liabilities assumed                      33,668
                                                 -------
   Net assets acquired                           $10,265
                                                 =======

     The Company acquired identifiable intangibles which consisted of the core deposit base of $1,00,000, which has a useful life of approximately seven years and is being amortized using the straight-line method and the bank charter, which was subsequently sold to Northland National Bank on March 29, 2007. The $4,493,000 of goodwill is not considered deductible for income tax purposes. The Company has obtained preliminary third-party valuations; however, because of the proximity of this transaction to quarter-end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and final income tax returns. When finalized, material adjustments to goodwill may result.

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

GENERAL

     CRITICAL ACCOUNTING POLICIES

          Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses is deemed a critical accounting policy because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates, underlying that policy. Accounting for this critical area requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policy since December 31, 2006. Further description of our critical accounting policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2006.

     RESULTS OF OPERATIONS

          Three months ended March 31, 2007 and 2006. Net income for the quarter ended March 31, 2007, was $1.2 million, compared to net income of $1.3 million for the quarter ended March 31, 2006, representing a decrease of $153,000, or 11.62%. Diluted earnings per share decreased 12.73% to $0.48 during the first quarter of 2007 from $0.55 in the same period of 2006. The Company's annualized return on average assets and average stockholders' equity for the three-month period ended March 31, 2007 were 0.67% and 8.74%, compared to 0.77% and 11.40%, respectively, for the same period in 2006, decreases of 12.99% and 23.33%, respectively.

          The principal contributing factor to our decrease in net income in the current year first quarter from the prior year was an increase in the provision for loan losses. While net interest income increased, primarily due to a higher level of average earning assets, this increase was offset by an increase in noninterest expenses, specifically general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NET INTEREST INCOME

          Fully tax equivalent (FTE) net interest income for the three-month period ended March 31, 2007 was $6.8 million, an increase of $164,000, or 2.48%, from $6.6 million for the three-month period ended March 31, 2006.

          FTE interest income for the current year first quarter was $12.7 million, an increase of $1.4 million, or 12.59%, from $11.3 million in the prior year first quarter. This increase was primarily a result of an overall increase in yields on earning assets. The overall yield on average earning assets increased by 70 basis points to 7.88% in the first quarter of 2007 compared to 7.18% in the prior year first quarter. The 70 basis point increase in yield resulted from increases in market interest rates. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. The average balance of loans increased approximately $32 million, or 6.25%, from prior year first quarter primarily due to the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007. Average earning asset volume increased from the first quarter of 2006 to the current period by $16.9 million, or 2.64%.

          Interest expense for the current year first quarter was $6.0 million, an increase of $1.3 million, or 26.72%, from $4.7 million in the prior year first quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on all of our deposit products as well as short- and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 82 basis points to 4.36% during the three month period ending March 31, 2007 compared to 3.54% during the same period in 2006. In addition, average interest-bearing liabilities increased $15.1 million or 2.78% to $557.0 million during the first quarter of 2007 compared to $541.9 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of the acquisition of Unison Bancorp, Inc. in February 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVERAGE BALANCES, YIELDS AND RATES

                                                                 Three Months Ended March 31,
                                                --------------------------------------------------------------
                                                             2007                             2006
                                                ------------------------------   -----------------------------
                                                                       Aver-                            Aver-
                                                                        age                              age
                                                 Average               Yield/     Average               Yield/
                                                 Balance    Interest    Rate      Balance   Interest     Rate
                                                --------   ---------  --------   --------   --------   --------
                                                                    (Dollars in thousands)
ASSETS
   Federal funds sold........................   $  7,978    $    99     5.01%    $  6,705    $    82    5.00%
   Investment securities - taxable...........     87,580      1,016     4.71      100,824      1,041    4.19
   Investment securities - non-taxable (1)...        360          6     6.87          636         11    7.17
   Mortgage loans held for sale..............     14,877        230     6.28       17,909        281    6.37
   Loans, net of unearned discount and fees..    546,071     11,407     8.47      513,922      9,916    7.82
                                                --------    -------              --------    -------
      Total earning assets...................    656,866     12,758     7.88      639,996     11,331    7.18
                                                --------    -------              --------    -------
   Cash and due from banks - non-interest
      bearing................................     16,176                           18,656
   Allowance for possible loan losses........     (6,440)                          (6,623)
   Premises and equipment, net...............     18,673                           18,574
   Other assets..............................     18,289                           18,925
                                                --------                         --------
      Total assets...........................   $703,564                         $689,528
                                                ========                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits-interest bearing:
   Interest-bearing demand accounts..........   $ 25,484    $    80     1.27%    $ 24,748    $    23    0.37%
   Savings and money market deposits.........    143,757      1,312     3.70      160,600        960    2.42
   Time deposits.............................    290,955      3,344     4.66      248,499      2,487    4.06
                                                --------    -------              --------    -------
      Total interest-bearing deposits.........   460,196      4,736     4.17      433,847      3,470    3.24
                                                --------    -------              --------    -------
   Short-term borrowings.....................     30,491        339     4.51       30,682        288    3.80
   Long-term debt............................     66,297        915     5.60       77,389        969    5.08
                                                --------    -------              --------    -------
      Total interest-bearing liabilities.....    556,984      5,990     4.36      541,918      4,727    3.54
                                                --------    -------              --------    -------
   Non-interest bearing deposits.............     87,665                           92,937
   Other liabilities.........................      4,883                            7,792
   Stockholders' equity......................     54,032                           46,881
                                                --------                         --------
      Total liabilities and stockholders'
         equity                                 $703,564                         $689,528
                                                ========                         ========
   Net interest income/spread................               $ 6,768     3.52%                $ 6,604    3.64%
                                                            =======     ====                 =======    ====
   Net interest margin.......................                           4.18%                           4.18%
                                                                        ====                            ====

----------
(1) Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending March 31, 2007 and 2006, the tax equivalency adjustment amounted to $2,000 and $4,000 respectively.

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

                         CHANGES IN INTEREST INCOME AND
                        EXPENSE VOLUME AND RATE VARIANCES

                                                         THREE MONTHS ENDED MARCH 31,
                                                             2007 COMPARED TO 2006
                                                         ----------------------------
                                                           CHANGE   CHANGE
                                                           DUE TO   DUE TO    TOTAL
                                                            RATE    VOLUME   CHANGE
                                                           ------   ------   ------
                                                            (Dollars in thousands)
Federal funds sold and other short-term investments...     $   --    $  17   $   17
Investment securities - taxable.......................        130     (153)     (23)
Investment securities - non-taxable (1)...............         --       (5)      (5)
Mortgage loans held for sale..........................         (4)     (47)     (51)
Loans, net of unearned discount.......................        820      671    1,491
                                                           ------    -----   ------
   Total interest income..............................        946      483    1,429
                                                           ------    -----   ------
Interest-bearing demand accounts......................         55        2       57
Savings and money market deposits.....................        506     (154)     352
Time deposits.........................................        369      488      857
Short-term borrowings.................................         53       (2)      51
Long-term debt........................................         99     (153)     (54)
                                                           ------    -----   ------
   Total interest expense.............................      1,082      181    1,263
                                                           ------    -----   ------
Net interest income...................................     $ (136)   $ 302   $  166
                                                           ======    =====   ======

----------
(1)  Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PROVISION FOR LOAN LOSSES

          The provision for loan losses for the first quarter of 2007 was $400,000, compared to $75,000 for the same period of 2006. The increase in provision for loans losses recorded during the three-month period ended March 31, 2007 was a result of several credits which management is aggressively pursuing collection. The Company's credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Board of Directors reviews the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.

     NON-INTEREST INCOME

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ------------------
                                       2007     2006
                                      ------   ------
                                       (In thousands)
Loans held for sale fee income...     $1,102   $1,136
NSF charges and service fees.....        328      285
Other service charges............        326      298
Other income.....................        241      313
                                      ------   ------
   Total non-interest income.....     $1,997   $2,032
                                      ======   ======

          Non-interest income decreased $35,000, or 1.72%, to $2.0 million during the three-month period ended March 31, 2007, from $2.0 million during the three-month period ended March 31, 2006. This decrease is primarily attributable to a decrease in other income of $72,000 or 23.00%. The decline in other income is partially due to a decrease in the first quarter dividend from the Federal Home Loan Bank of Topeka. The decrease in the dividend amount is a result of the Federal Home Loan Bank stock redeemed during the second quarter of 2006. The decline is also the result of a one time receipt of income to cover expenses previously recorded.

     NON-INTEREST EXPENSE

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ------------------
                                       2007     2006
                                      ------   ------
                                       (In thousands)
Salaries and employee benefits...     $3,898   $4,036
Occupancy........................        769      759
General and administrative.......      1,917    1,651
                                      ------   ------
   Total non-interest expense....     $6,584   $6,446
                                      ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Non-interest expense increased $138,000, or 2.14%, to $6.6 million during the three-month period ended March 31, 2007, from $6.4 million during the prior year period. Salaries and employee benefits decreased $138,000 or 3.42%. However, this was more than offset by a 16.11%, or $266,000, increase in general and administrative costs. These costs increased primarily due to the additional marketing efforts for our new Lenexa location and consulting fees related to our mortgage operations restructuring.

     FINANCIAL CONDITION

          Total assets for the Company at March 31, 2007, were $739.9 million, an increase of $47.7 million, or 6.89%, compared to $692.2 million at December 31, 2006. Deposits and stockholders' equity at March 31, 2007, were $580.9 million and $55.4 million, respectively, compared with $535.9 million and $53.8 million, respectively, at December 31, 2006, increases of $45.0 million or 8.40%, and $1.6 million or 2.97%, respectively.

          Loans at March 31, 2007 totaled $559.0 million, reflecting an increase of $30.5 million, or 5.77%, compared to December 31, 2006. The increase in the loan portfolio during the first quarter is primarily the result of the acquisition of Unison. The loan to deposit ratio at March 31, 2007 was 96.23% compared to 98.63% at December 31, 2006.

          Available-for-sale securities at March 31, 2007 totaled $89.0 million, reflecting a slight increase from $87.2 million at December 31, 2006.

          Mortgage loans held for sale at March 31, 2007 totaled $6.4 million, a decrease of $15.4 million, or 70.52%, compared to $21.8 million at December 31, 2006. The Company's principal funding source for mortgage loans held for sale is short- and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2007, approximately $69,074,000 was available.

          Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              NON-PERFORMING ASSETS

                                                                     AS OF
                                                     ------------------------------------
                                                     MARCH 31,   MARCH 31,   DECEMBER 31,
                                                        2007        2006         2006
                                                     ---------   ---------   ------------
                                                            (Dollars in thousands)
COMMERCIAL AND ALL OTHER LOANS:
   Past due 90 days or more                           $  523      $     2       $  802
   Nonaccrual                                            101          265          381
COMMERCIAL REAL ESTATE LOANS:
   Past due 90 days or more                            4,951           --        4,951
   Nonaccrual                                            514           --           --
CONSTRUCTION LOANS:
   Past due 90 days or more                              324           --           --
   Nonaccrual                                            136          143          136
LEASE FINANCING:
   Past due 90 days or more                               --           --          186
   Nonaccrual                                            348            6           --
RESIDENTIAL REAL ESTATE LOANS:
   Past due 90 days or more                              101           --           --
   Nonaccrual                                            304          965          410
CONSUMER LOANS:
   Past due 90 days or more                               11           14           13
   Nonaccrual                                             --            6           47
HOME EQUITY LOANS:
   Past due 90 days or more                               --           35           --
   Nonaccrual                                             --            8           --
DEBT SECURITIES AND OTHER ASSETS (EXCLUDE OTHER
   REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS)
   Past due 90 days or more                               --           --           --
   Nonaccrual                                             --           --           --
                                                      ------      -------       ------
      Total non-performing loans                       7,313        1,444        6,926
                                                      ------      -------       ------
FORECLOSED ASSETS HELD FOR SALE                        1,287          306          717
                                                      ------      -------       ------
      Total non-performing assets                     $8,600      $ 1,750       $7,643
                                                      ======      =======       ======
Total nonperforming loans to total loans                1.31%        0.27%        1.31%
Total nonperforming loans to total assets               0.99%        0.20%        1.00%
Allowance for loan losses to nonperforming loans       92.42%      450.92%       88.16%
Nonperforming assets to loans and foreclosed
   assets held for sale                                 1.53%        0.33%        1.44%

     As of March 31, 2007, non-performing loans equaled 1.31% of total loans, representing a slight increase in non-performing loans from December 31, 2006. The overall credit exposure in the Company's total loan portfolio increased slightly as several large commercial real estate relationships still remain 90 days or more past due and a few relationships became 90 days or more past due during the quarter. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. However, due to factors noted above, as of March 31, 2007, our ratio of allowance for loan losses to non-performing loans was 92.42%.

     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                       AS OF AND FOR THE
                                                          ------------------------------------------
                                                          THREE MONTHS   THREE MONTHS
                                                              ENDED          ENDED       YEAR ENDED
                                                            MARCH 31,      MARCH 31,    DECEMBER 31,
                                                              2007           2006           2006
                                                          ------------   ------------   ------------
                                                                    (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD                              $  6,106       $  6,704       $  6,704
LOANS CHARGED OFF
   Commercial loans                                               50            105          1,417
   Commercial real estate loans                                   --             --             --
   Construction loans                                             25             --            100
   Lease financing                                                --             98            134
   Residential real estate loans                                  49            109            318
   Consumer loans                                                  5             16             83
   Home equity loans                                              --             --              8
                                                            --------       --------       --------
      Total loans charged-off                                    129            328          2,060
                                                            --------       --------       --------
RECOVERIES
   Commercial loans                                               18             25            117
   Commercial real estate loans                                   --             --             --
   Construction loans                                             --             --             --
   Lease financing                                                 3             30             32
   Residential real estate loans                                  --             --             47
   Consumer loans                                                  2              6             11
   Home equity loans                                              --             --             --
                                                            --------       --------       --------
      Total recoveries                                            23             61            207
                                                            --------       --------       --------
NET LOANS CHARGED OFF                                            106            267          1,853
ALLOWANCE FOR LOAN LOSS ATTRIBUTED TO ACQUISITION                359             --             --
PROVISION FOR LOAN LOSSES                                        400             75          1,255
                                                            --------       --------       --------
BALANCE AT END OF PERIOD                                    $  6,759       $  6,512       $  6,106
                                                            ========       ========       ========
LOANS OUTSTANDING
   Average                                                  $546,071       $513,922       $525,471
   End of period                                             559,047        529,004        528,515
RATIO OF ALLOWANCE FOR LOAN LOSSES TO LOANS OUTSTANDING
   Average                                                      1.24%          1.27%          1.16%
   End of period                                                1.21%          1.23%          1.16%
RATIO OF NET CHARGE-OFFS (RECOVERIES) TO
   Average loans                                                0.02%          0.21%          0.35%
   End of period loans                                          0.02%          0.20%          0.35%

     The allowance for loan losses as a percent of total loans increased to 1.21% as of March 31, 2007, compared to 1.16% as of December 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 73.47% and 73.40% of our total deposits at March 31, 2007, and December 31, 2006, respectively. Generally, the Company's funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company's Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company's liquidity.

     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.

     At March 31, 2007, our total stockholders' equity was $55.4 million and our equity to asset ratio was 7.49%. At March 31, 2007, our Tier 1 capital ratio was 9.63% compared to 10.29% at December 31, 2006, while our total risk-based capital ratio was 11.51% compared to 12.47% at December 31, 2006. As of March 31, 2007, we had capital in excess of the requirements for a "well-capitalized" institution.

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

     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley's net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2007 based on the indicated instantaneous and permanent changes in interest rates.

                              NET INTEREST      NET ECONOMIC
                                 INCOME           VALUE OF
CHANGES IN INTEREST RATES   (NEXT 12 MONTHS)   EQUITY AT RISK
-------------------------   ----------------   --------------
200 basis point rise             12.12%             2.12%
Base Rate Scenario                  --                --
200 basis point decline         (20.98%)           (8.00)%

     The above table indicates that, at March 31, 2007, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities - long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits - would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

     The above table also indicates that, at March 31, 2007, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company's estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

          Not applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

     ITEM 5. OTHER INFORMATION

          None

     ITEM 6. EXHIBITS

          EXHIBITS

               11.  Computation of Earnings Per Share. Please see p. 11.

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

                                        BLUE VALLEY BAN CORP.


Date: May 15, 2007                      By: /s/ Robert D. Regnier
                                            ------------------------------------
                                            Robert D. Regnier, President and
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


Date: May 15, 2007                      By: /s/ Mark A. Fortino
                                            ------------------------------------
                                            Mark A. Fortino, Chief Financial
                                            Officer
                                            (Principal Financial [and
                                            Accounting] Officer)