Form 10-Q
period 2007-06-30
BLUE VALLEY BAN CORP
filed 2007-08-14
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act       Yes ☐ No ☑
     As of June 30, 2007 the registrant had 2,434,673 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
     Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 21, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, LLP
Kansas City, Missouri
August 13, 2007

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(dollars in thousands, except share data)
Assets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Cash and due from banks	$18,963	$21,499
Interest-bearing deposits in other financial institutions	406	356
Federal funds sold	32,050	5,375

Cash and cash equivalents	51,419	27,230

Available-for-sale securities	89,772	87,206
Mortgage loans held for sale	7,409	21,805

Loans, net of allowance for loan losses of $6,731 and $6,106 in 2007 and 2006, respectively	547,405	522,409

Premises and equipment, net	19,244	17,953
Foreclosed assets held for sale, net	1,295	717
Interest receivable	4,812	4,200
Deferred income taxes	1,702	2,276
Prepaid expenses and other assets	2,132	1,305
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	6,907	6,447
Goodwill	4,821	—
Core deposit intangible asset, at amortized cost	1,269	671

Total assets	$738,187	$692,219

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(dollars in thousands, except share data)
Liabilities and Stockholders’ Equity

	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities
Deposits
Demand	$87,940	$94,823
Savings, NOW and money market	211,108	156,069
Time	267,872	284,972

Total deposits	566,920	535,864

Other interest-bearing liabilities	28,316	29,558
Long-term debt	81,466	67,019
Interest payable and other liabilities	4,598	5,958

Total liabilities	681,300	638,399

Stockholders’ Equity
Capital stock
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2007 – 2,434,673 shares; 2006 – 2,409,490 shares	2,435	2,409
Additional paid-in capital	10,017	9,561
Retained earnings	44,706	41,982
Accumulated other comprehensive loss, net of income taxes (credit) of $(180) in 2007 and $(88) in 2006	(271)	(132)

Total stockholders’ equity	56,887	53,820

Total liabilities and stockholders’ equity	$738,187	$692,219

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2007 and 2006
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Interest and fees on loans	$12,362	$11,015	$23,999	$21,212
Federal funds sold and other short-term investments	144	8	243	90
Available-for-sale securities	1,099	1,008	2,119	2,056

Total interest income	13,605	12,031	26,361	23,358

Interest Expense
Interest-bearing demand deposits	174	26	254	49
Savings and money market deposit accounts	1,800	1,134	3,112	2,094
Other time deposits	3,230	2,616	6,574	5,103
Federal funds purchased and other interest-bearing liabilities	330	213	627	430
Short-term debt	29	223	71	294
Long-term debt, net	998	982	1,913	1,951

Total interest expense	6,561	5,194	12,551	9,921

Net Interest Income	7,044	6,837	13,810	13,437

Provision for Loan Losses	—	590	400	665

Net Interest Income After Provision for Loan Losses	7,044	6,247	13,410	12,772

Noninterest Income
Loans held for sale fee income	810	1,192	1,912	2,328
Service fees	738	601	1,392	1,184
Other income	258	346	499	659

Total noninterest income	1,806	2,139	3,803	4,171

Noninterest Expense
Salaries and employee benefits	3,567	3,581	7,465	7,617
Net occupancy expense	765	754	1,534	1,513
Other operating expense	1,979	1,619	3,896	3,270

Total noninterest expense	6,311	5,954	12,895	12,400

Income Before Income Taxes	2,539	2,432	4,318	4,543

Provision for Income Taxes	979	916	1,594	1,710

Net Income	$1,560	$1,516	$2,724	$2,833

Basic Earnings Per Share	$0.65	$0.64	$1.13	$1.20

Diluted Earnings Per Share	$0.64	$0.63	$1.12	$1.18

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006
(dollars in thousands, except share data)

						Accumulated
			Additional			Other
	Comprehensive	Common	Paid-In	Retained	Unearned	Comprehensive
	Income	Stock	Capital	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2005		$2,382	$9,212	$35,782	$(648)	$(473)	$46,255

Issuance of 21,623 shares of common stock		22	405	—	—	—	427
Net income	$2,833	—	—	2,833	—	—	2,833
Restricted stock earned, net of forfeitures	—	—	242	—	—	—	242
Reclassification of unearned compensation in accordance with adoption of SFAS No. 123R	—	—	(648)	—	648	—	—
Change in derivative financial instrument, net of income taxes of $74	111	—	—	—	—	111	111
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(287)	(431)	—	—	—	—	(431)	(431)

	$2,513

Balance, June 30, 2006		$2,404	$9,211	$38,615	$—	$(793)	$49,437

Balance, December 31, 2006		$2,409	$9,561	$41,982	$—	$(132)	$53,820

Issuance of 30 shares of common stock		1	6	—	—	—	7
Issuance of 12,275 shares of restricted stock, net of forfeiture		13	163	—	—	—	176
Issuance of 8,350 shares of common stock through stock options exercised		8	175	—	—	—	183
Issuance of 4,558 shares common stock for the employee stock purchase plan		4	112	—	—	—	116
Net income	$2,724	—	—	2,724	—	—	2,724
Change in derivative financial instrument, net of income taxes (credit) of $(3)	(5)	—	—	—	—	(5)	(5)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(89)	(134)	—	—	—	—	(134)	(134)

	$2,585

Balance, June 30, 2007		$2,435	$10,017	$44,706	$—	$(271)	$56,887

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(dollars in thousands, except share data)

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,724	$2,833
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	745	724
Accretion of premiums on securities	(14)	(49)
Provision for loan losses	400	665
Provision for other real estate	5	—
Deferred income taxes	301	152
Stock dividends on FHLB securities	(128)	(149)
Net (gain) loss on sale of foreclosed assets	66	(31)
Net gain on sale of premises and equipment	—	6
Restricted stock earned and forfeited	176	242
Compensation expense related to the employee stock purchase plan	11	10
Originations of loans held for sale	(104,114)	(167,278)
Proceeds from the sale of loans held for sale	118,510	164,281
Changes in
Interest receivable	(423)	(243)
Prepaid expenses and other assets	(198)	3,320
Interest payable and other liabilities	(1,138)	(4,914)

Net cash provided by (used in) operating activities	16,923	(431)

Cash Flows From Investing Activities
Net (originations) collection of loans	2,776	(20,672)
Purchase of premises and equipment	(409)	(323)
Proceeds from the sale of foreclosed assets, net of expenses	397	817
Purchases of available-for-sale securities	(23,980)	(5,998)
Proceeds from maturities of available-for-sale securities	22,800	16,110
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(314)	—
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	686	2,319
Sale of Western National Bank charter and other assets	392	—
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	(6,255)	—
Proceeds from other investing activities	123	—

Net cash used in investing activities	(3,784)	(7,747)

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	20,177	(6,883)
Net increase (decrease) in time deposits	(20,362)	11,460
Repayments of long-term debt	(1,203)	(10,540)
Proceeds from long-term debt	15,000	—
Dividends paid on common stock	(723)	(596)
Net proceeds (payments) from other financing activities	307	427
Net increase (decrease) in other borrowings	(2,146)	(6,196)

Net cash provided by (used in) financing activities	11,050	(12,328)

Increase (decrease) in Cash and Cash Equivalents	24,189	(20,506)
Cash and Cash Equivalents, Beginning of Period	27,230	40,057

Cash and Cash Equivalents, End of Period	$51,419	$19,551

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(dollars in thousands, except share data)
Supplemental Cash Flows Information
The Company purchased Unison Bancorp, Inc. and its subsidiary, Western National Bank, Lenexa, Kansas for a premium of $5,531,000. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$39,923,000
Less cash paid (net of cash received)	6,255,000

Liabilities assumed	$33,668,000

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006 (Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2007, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2007 and 2006, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2006 Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications to prior year amounts have been made to conform to current year presentation. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.
Note 2: New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements. The Company and subsidiaries file income tax returns in the U.S. Federal jurisdiction and the state jurisdictions of Kansas and Missouri. With few exceptions, the Company is no longer subject to U.S Federal or state income tax examinations by tax authorities for years before 2003.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
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
The computation of per share earnings for the three-month and six-months ended June 30, 2007 and 2006 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)
Net income, as reported	$1,560	$1,516	$2,724	$2,833

Average common shares outstanding	2,408,319	2,362,292	2,406,090	2,355,687
Average common share stock options outstanding	33,770	39,047	34,659	41,070

Average diluted common shares	2,442,089	2,401,339	2,440,749	2,396,757

Basic earnings per share	$0.65	$0.64	$1.13	$1.20

Diluted earnings per share	$0.64	$0.63	$1.12	$1.18

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
Note 5: Short-Term Debt
The Company has a $15 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.63%. The line of credit is secured by stock in the Company’s subsidiary bank and matures in May 2008. As of June 30, 2007 and December 31, 2006, the Company had no outstanding balance on this line of credit.
Note 6: Long-Term Debt
Long-term debt at June 30, 2007 and December 31, 2006, consisted of the following components:

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(in thousands)
Note payable – Blue Valley Ban Corp (A)	$3,081	$3,381
Note payable – Blue Valley Building Corp. (B)	6,297	6,550
Federal Home Loan Bank advances (C)	52,500	37,500
Subordinated Debentures – BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures – BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$81,466	$67,019

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 7).

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2008, 2011, 2012, 2013, 2015 and 2016; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2007, approximately $50,737,000 was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
Aggregate annual maturities of long-term debt at June 30, 2007 are as follows:

(in thousands)
July 1 to December 31, 2007	$560
2008	11,140
2009	1,169
2010	1,199
2011	8,731
Thereafter	58,667

$81,466

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
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
Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through June 30, 2007. A $5,000 unrealized loss has been recognized as a component of other comprehensive income (loss).
Note 8: Business Acquisition
On February 16, 2007, the Company acquired 100% of the outstanding common stock of Unison Bancorp, Inc. (“Unison”) and its subsidiary, Western National Bank of Lenexa, Kansas (“Western”) for $10,180,000 in cash and merged Unison into the Company. On March 29, 2007, the Company sold Western to Northland National Bank, Kansas City, Missouri, and simultaneously the Company’s subsidiary, Bank of Blue Valley, purchased the assets and assumed the liabilities of Western, with the exception of the bank charter and some miscellaneous assets and received $392,000 cash as a net result. As a result of the acquisition, the Company will have an opportunity to continue its expansion in Johnson County and this represents its first presence in Lenexa. Their results of operations have been included in the consolidated financial statements since February 16, 2007.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)

(in thousands)
Cash and cash equivalents	$4,134
Available-for-sale securities	1,594
Loans	29,200
Premises and equipment	1,508
Core deposits intangible	1,000
Western National Bank charter — intangible	325
Goodwill	4,531
Other assets	1,660

Total assets	43,952

Deposits	31,241
Other interest-bearing liabilities	903
Long-term debt	650
Other liabilities	874

Total liabilities assumed	33,668

Net assets acquired	$10,284

The Company acquired identifiable intangibles which consisted of the core deposit base of $1,000,000, which has a useful life of approximately seven years and is being amortized using the straight-line method and the bank charter, which was subsequently sold to Northland National Bank on March 29, 2007. The $4,531,000 of goodwill is not considered deductible for income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
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
Results of Operations
Three months ended June 30, 2007 and 2006. Net income for the quarter ended June 30, 2007, was $1.6 million, compared to net income of $1.5 million for the quarter ended June 30, 2006, representing an increase of $44,000, or 2.90%. Diluted earnings per share increased 1.59% to $0.64 during the second quarter of 2007 from $0.63 in the same period of 2006. The Company’s annualized returns on average assets and average stockholders’ equity for the three-month period ended June 30, 2007 were 0.85% and 11.11%, compared to 0.88% and 12.47%, respectively, for the same period in 2006, decreases of 3.41% and 10.91%, respectively.
The principal contributing factor to our increase in net income in the current year second quarter from the prior year was an increase in net interest income resulting from a higher yield and balances on average earning assets. However, the increase in net interest income was partially offset by lower noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates, led to a decline in mortgage loans held for sale fee income. The increase in net interest income was also partially offset by an

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
increase in noninterest expense, specifically other operating expenses related to the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank, marketing efforts focused on our new location in Lenexa and consulting services related to the mortgage division.
Six months ended June 30, 2007 and 2006. Net income for the six months ended June 30, 2007, was $2.7 million, compared to net income of $2.8 million for the six months ended June 30, 2006, representing a decrease of $109,000, or 3.85%. Diluted earnings per share decreased 5.08% to $1.12 during the six months ended June 30, 2007 from $1.18 in the same period of 2006. The Company’s annualized return on average assets and average stockholders’ equity for the six-month period ended June 30, 2007 were 0.76% and 9.99%, compared to 0.83% and 11.96%, respectively, for the same period in 2006, decreases of 8.43% and 16.47%, respectively.
The principal contributing factor to our decrease in net income from the six months ended June 30, 2006 to the current year was an increase in interest expense resulting from a certificate of deposit promotion offered by the Company during the third quarter of 2006 and an increase in our deposit account rates during the first quarter of 2007. The decrease was also partially due to a decrease in noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates and an industry wide decline in the housing market, led to a decline in mortgage loans held for sale fee income. The decrease was also partially due to an increase in noninterest expense, specifically other operating expenses related to the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank, marketing efforts focused on our new location in Lenexa and consulting services related to the mortgage division.
Net Interest Income
Three months ended June 30, 2007 and 2006. Fully tax equivalent (FTE) net interest income for the three-month period ended June 30, 2007 was $7.0 million, an increase of $206,000, or 3.01%, from $6.8 million for the three-month period ended June 30, 2006.
FTE interest income for the current year second quarter was $13.6 million, an increase of $1.6 million, or 13.07%, from $12.0 million in the prior year second quarter. This increase was primarily a result of an overall increase in yields and balances on average earning assets. The overall yield on average earning assets increased by 47 basis points to 7.99% during the three-month period ending June 30, 2007 compared to 7.52% during the same period in 2006. The 47 basis point increase in yield resulted from increases in market interest rates. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. The average balance of loans increased approximately $44 million, or 8.36%, from prior year second quarter primarily due to the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
Interest expense for the current year second quarter was $6.6 million, an increase of $1.4 million, or 26.32%, from $5.2 million in the prior year second quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on all of our deposit products as well as short-term and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 70 basis points to 4.53% during the three month period ending June 30, 2007 compared to 3.83% during the same period in 2006. In addition, average interest-bearing liabilities increased $36.9 million or 6.78% to $580.8 million during the second quarter of 2007 compared to $543.9 million during the prior year

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
period. The increase in average interest-bearing liabilities was primarily the result of the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
Six months ended June 30, 2007 and 2006. FTE net interest income for the six-month period ended June 30, 2007 was $13.8 million, an increase of $370,000 or 2.75% from $13.4 million for the six-month period ended June 30, 2006.
FTE interest income for the six months ended June 30, 2007 was 26.4 million, an increase of $3.0 million, or 12.84%, from $23.4 million for the six months ended June 30, 2006. This increase was primarily a result of an overall increase in yields and balances on average earning assets. The overall yield on average earning assets increased by 59 basis points to 7.94% for the period ending June 30, 2007 compared to 7.35% for the prior year period. The 59 basis point increase in yield resulted from increases in market interest rates. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. The average balance of loans increased approximately $38 million, or 7.27%, from prior year primarily due to the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
Interest expense for the six-month period ended June 30, 2007 was $12.6 million, an increase of $2.6 million, or 26.51%, from $9.9 million in the same period of the prior year. This increase was primarily a result of an increase of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on all of our deposit products as well as short-term and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 76 basis points to 4.45% during the six-month period ending June 30, 2007 compared to 3.69% during the same period in 2006. In addition, average interest-bearing liabilities increased $25.8, or 4.75%, to $568.6 million during the six-month period ending June 30, 2007 compared to $542.8 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Average Balances, Yields and Rates

	Six Months Ended June 30,
	2007			2006
			Aver-			Aver-
			age			age
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Federal funds sold	$9,456	$243	5.17%	$3,686	$90	4.94%
Investment securities – taxable	89,120	2,112	4.78	97,867	2,042	4.21
Investment securities – non-taxable (1)	360	12	6.83	599	21	7.12
Mortgage loans held for sale	11,989	374	6.29	17,898	567	6.39
Loans, net of unearned discount and fees	558,548	23,625	8.53	520,685	20,645	8.00

Total earning assets	669,473	26,366	7.94	640,735	23,365	7.35

Cash and due from banks – non-interest bearing	17,424			20,542
Allowance for possible loan losses	(6,609)			(6,581)
Premises and equipment, net	19,035			18,495
Other assets	20,093			18,124

Total assets	$719,416			$691,315

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$28,531	$254	1.79%	$26,226	$49	0.38%
Savings and money market deposits	158,091	3,112	3.97	156,001	2,094	2.71
Time deposits	280,614	6,574	4.72	249,706	5,103	4.12

Total interest-bearing deposits	467,236	9,940	4.29	431,933	7,246	3.38

Short-term borrowings	31,948	698	4.41	34,991	724	4.17
Long-term debt	69,430	1,913	5.56	75,910	1,951	5.18

Total interest-bearing liabilities	568,614	12,551	4.45	542,834	9,921	3.69

Non-interest bearing deposits	91,214			94,309
Other liabilities	4,616			6,416
Stockholders’ equity	54,972			47,756

Total liabilities and stockholders’ equity	$719,416			$691,315

Net interest income/spread		$13,815	3.49%		$13,444	3.68%

Net interest margin			4.16%			4.24%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending June 30, 2007 and 2006, the tax equivalency adjustment amounted to $5,000 and $7,000 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.
Changes in Interest Income and
Expense Volume and Rate Variances

	Six Months Ended June 30,
	2007 Compared to 2006
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(Dollars in thousands)
Federal funds sold and other short-term investments	$4	$149	$153
Investment securities – taxable	277	(207)	70
Investment securities – non-taxable (1)	(1)	(8)	(9)
Mortgage loans held for sale	(8)	(185)	(193)
Loans, net of unearned discount	1,379	1,601	2,980

Total interest income	1,651	1,350	3,001

Interest-bearing demand accounts	184	21	205
Savings and money market deposits	977	41	1,018
Time deposits	747	724	1,471
Short-term borrowings	41	(67)	(26)
Long-term debt	141	(179)	(38)

Total interest expense	2,090	540	2,630

Net interest income	$(439)	$810	$371

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Provision for Loan Losses
There was no provision for loan losses for the second quarter of 2007, compared to $590,000 for the same period of 2006. For the six-months ended June 30, 2007 and 2006, the provision was $400,000 and $655,000, respectively. The decrease in provision for loan losses recorded during the three-month and six-month periods ended June 30, 2007 compared to the same periods in the prior year was a result of two larger credits for which management was aggressively pursuing collection which were paid off during the second quarter. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.
Non-interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Loans held for sale fee income	$810	$1,192	$1,912	$2,328
NSF charges and service fees	381	306	709	591
Other service charges	357	295	683	593
Other income	258	346	499	659

Total non-interest income	$1,806	$2,139	$3,803	$4,171

Non-interest income decreased $333,000, or 15.57%, to $1.8 million during the three-month period ended June 30, 2007, from $2.1 million during the three-month period ended June 30, 2006. Non-interest income for the six-months period ended June 30, 2007 was $3.8 million, a decrease of $368,000, or 8.82%, from $4.2 million for the six-months ended June 30, 2006. The decreases are primarily attributable to a decrease in loans held for sale fee income of $382,000, or 32.05%, and $416,000, or 17.87%, for the three-month and six-month periods ended June 30, 2007, respectively. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates as well as an industry wide decline in the housing market.
Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Salaries and employee benefits	$3,567	$3,581	$7,465	$7,617
Occupancy	765	754	1,534	1,513
General and administrative	1,979	1,619	3,896	3,270

Total non-interest expense	$6,311	$5,954	$12,895	$12,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-interest expense increased $357,000, or 6.00%, to $6.3 million during the three-month period ended June 30, 2007, compared to $6.0 million during the prior year period. For the six-month period ended June 30, 2007, non-interest expense increased $495,000, or 3.99% to $12.9 million compared to $12.4 million in the prior year period. These increases are attributed primarily to an increase in general and administrative costs, which increased $360,000, or 22.24%, during the three-month period ended June 30, 2007 and $626,000, or 19.14%, during the six-month period ended June 30, 2007. These costs increased primarily due to the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank, marketing efforts focused on our new location in Lenexa and consulting services related to the mortgage operations restructuring.
Financial Condition
Total assets for the Company at June 30, 2007, were $738.2 million, an increase of $46.0 million, or 6.64%, compared to $692.2 million at December 31, 2006. Deposits and stockholders’ equity at June 30, 2007, were $566.9 million and $56.9 million, respectively, compared with $535.9 million and $53.8 million, respectively, at December 31, 2006, increases of $31.0 million or 5.78%, and $3.1 million or 5.76%, respectively.
Available-for-sale securities at June 30, 2007 totaled $89.8 million, reflecting a 2.94% increase from $87.2 million at December 31, 2006.
Mortgage loans held for sale at June 30, 2007 totaled $7.4 million, a decrease of $14.4 million, or 66.02%, compared to $21.8 million at December 31, 2006. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2007, approximately $50,737,000 was available.
Loans at June 30, 2007 totaled $554.1 million, reflecting an increase of $25.6 million, or 4.85%, compared to $528.5 million at December 31, 2006. The increase in the loan portfolio during the second quarter is primarily the result of the acquisition of Unison. The loan to deposit ratio at June 30, 2007 was 97.75% compared to 98.63% at December 31, 2006.
Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-Performing Assets

	As of
		June 30,
	June 30,	2006	December 31,
	2007		2006
	(Dollars in thousands)
Commercial and all other loans:
Past due 90 days or more	$364	$437	$802
Nonaccrual	222	1,392	381
Commercial real estate loans:
Past due 90 days or more	4,276	—	4,951
Nonaccrual	512	—	—
Construction loans:
Past due 90 days or more	5,585	—	—
Nonaccrual	136	—	136
Lease financing:
Past due 90 days or more	—	29	186
Nonaccrual	329	13	—
Residential real estate loans:
Past due 90 days or more	300	—	—
Nonaccrual	299	828	410
Consumer loans:
Past due 90 days or more	44	17	13
Nonaccrual	—	—	47
Home equity loans:
Past due 90 days or more	—	35	—
Nonaccrual	—	—	—
Debt securities and other assets (exclude other real estate owned and other repossessed assets)
Past due 90 days or more	—	—	—
Nonaccrual	—	—	—

Total non-performing loans	12,067	2,751	6,926

Foreclosed assets held for sale	1,295	449	717

Total non-performing assets	$13,362	$3,200	$7,643

Total nonperforming loans to total loans	2.18%	0.53%	1.31%
Total nonperforming loans to total assets	1.63%	0.41%	1.00%
Allowance for loan losses to nonperforming loans	55.78%	244.85%	88.16%
Nonperforming assets to loans and foreclosed assets held for sale	2.41%	0.61%	1.44%
As of June 30, 2007, non-performing loans equaled 2.18% of total loans, representing an increase in non-performing loans from December 31, 2006. The overall credit exposure in the Company’s total loan portfolio increased as several large commercial real estate relationships still remain 90 days or more past due and a few construction loan relationships became 90 days or more past due during the quarter. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Generally, the Bank maintains its allowance for loan losses in excess of its non-performing loans. However, due to factors noted above, as of June 30, 2007, our ratio of allowance for loan losses to non-performing loans was 55.78%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance at Beginning of Period	$6,106	$6,704	$6,704
Loans Charged Off
Commercial loans	77	299	1,417
Commercial real estate loans	—	—	—
Construction loans	25	100	100
Lease financing	16	98	134
Residential real estate loans	49	196	318
Consumer loans	10	38	83
Home equity loans	—	8	8

Total loans charged-off	177	739	2,060

Recoveries
Commercial loans	32	67	117
Commercial real estate loans	1	—	—
Construction loans	—	—	—
Lease financing	3	30	32
Residential real estate loans	—	—	47
Consumer loans	7	8	11
Home equity loans	—	—	—

Total recoveries	43	105	207

Net Loans Charged Off	134	634	1,853
Allowance for Loan Loss attributed to acquisition	359	—	—

Provision for Loan Losses	400	665	1,255

Balance at End of Period	$6,731	$6,735	$6,106

Loans Outstanding
Average	$558,548	$520,685	$525,471
End of period	554,136	522,657	528,515

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	1.21%	1.29%	1.16%
End of period	1.21%	1.29%	1.16%

Ratio of Net Charge-Offs (Recoveries) to
Average loans	0.02%	0.24%	0.35%
End of period loans	0.02%	0.24%	0.35%
The allowance for loan losses as a percent of total loans increased to 1.21% as of June 30, 2007, compared to 1.16% as of December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 71.33% and 73.40% of our total deposits at June 30, 2007, and December 31, 2006, respectively. Generally, the Company’s funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company’s liquidity.
Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.
At June 30, 2007, our total stockholders’ equity was $56.9 million and our equity to asset ratio was 7.71%. At June 30, 2007, our Tier 1 capital ratio was 9.45% compared to 10.29% at December 31, 2006, while our total risk-based capital ratio was 11.77% compared to 12.47% at December 31, 2006. As of June 30, 2007, we had capital in excess of the requirements for a “well-capitalized” institution.

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
We use an asset/liability modeling service to analyze the Company’s current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Company’s asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.
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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2007 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	9.94%	.27%
Base Rate Scenario	—	—
200 basis point decline	(16.38%)	(11.38)%
The above table indicates that, at June 30, 2007, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.
The above table also indicates that, at June 30, 2007, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

     Item 4. Controls and Procedures
In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on 10-Q.
As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

9

Part II: Other Information
   Item 1. Legal Proceedings
     Not applicable
   Item 1A. Risk Factors
     No changes
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
   Item 3. Defaults Upon Senior Securities
     Not applicable
   Item 4. Submission of Matters to a Vote of Security Holders
On May 16, 2007, the Company held its Annual Meeting of Stockholders. There were 2,433,498 shares outstanding and entitled to vote at the Annual Meeting, of which 1,821,908 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:
1.	Election of Directors

Michael J. Brown was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

Shares Voted For:	1,820,079
Shares Voted Against	0
Shares Abstained	1,829
Anne St. Peter was elected at the Annual Meeting to serve a three year term or until her successor is duly elected and qualified. The voting results for both were as follows:

Shares Voted For:	1,819,532
Shares Voted Against	0
Shares Abstained	2,376
The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:
Don H. Alexander
Thomas A. McDonnell
Robert D. Regnier
Robert D. Taylor

Part II: Other Information
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

Blue Valley Ban Corp.
Date: August 14, 2007	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)