Form 10-Q
period 2007-09-30
BLUE VALLEY BAN CORP
filed 2007-11-14
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15933
BLUE VALLEY BAN CORP.
(Exact name of registrant as specified in its charter)

Kansas	48-1070996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11935 Riley
Overland Park, Kansas	66225-6128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (913) 338-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Guarantee with respect to the Trust Preferred Securities, $8.00 par value of BVBC Capital Trust I (None of which are currently outstanding)	American Stock Exchange
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act Yes ☐ No ☑
     As of September 30, 2007 the registrant had 2,439,448 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
      Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BKD, llp
Kansas City, Missouri
November 12, 2007

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(dollars in thousands, except share data)
Assets

	September 30, 2007	December 31, 2006
	(Unaudited)

Cash and due from banks	$17,077	$21,499
Interest-bearing deposits in other financial institutions	347	356
Federal funds sold	19,647	5,375

Cash and cash equivalents	37,071	27,230

Available-for-sale securities	92,590	87,206
Mortgage loans held for sale	4,691	21,805

Loans, net of allowance for loan losses of $7,361 and $6,106 in 2007 and 2006, respectively	554,161	522,409

Premises and equipment, net	19,089	17,953
Foreclosed assets held for sale, net	756	717
Interest receivable	5,654	4,200
Deferred income taxes	1,308	2,276
Prepaid expenses and other assets	2,136	1,305
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	6,977	6,447
Goodwill	4,821	—
Core deposit intangible asset, at amortized cost	1,195	671

Total assets	$730,449	$692,219

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	4

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(dollars in thousands, except share data)
Liabilities and Stockholders’ Equity

	September 30, 2007	December 31, 2006
	(Unaudited)

Liabilities
Deposits
Demand	$93,045	$94,823
Savings, NOW and money market	201,099	156,069
Time	254,420	284,972

Total deposits	548,564	535,864

Other interest-bearing liabilities	37,569	29,558
Long-term debt	81,187	67,019
Interest payable and other liabilities	4,341	5,958

Total liabilities	671,661	638,399

Stockholders’ Equity
Capital stock
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2007 — 2,439,448 shares; 2006 — 2,409,490 shares	2,439	2,409
Additional paid-in capital	10,224	9,561
Retained earnings	45,792	41,982
Accumulated other comprehensive income (loss), net of income taxes of $222 in 2007 and $(88) in 2006	333	(132)

Total stockholders’ equity	58,788	53,820

Total liabilities and stockholders’ equity	$730,449	$692,219

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	5

Blue Valley Ban Corp.
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2007 and 2006
(dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Interest and fees on loans	$11,716	$11,621	$35,715	$32,832
Federal funds sold and other short-term investments	256	66	499	104
Available-for-sale securities	1,171	960	3,290	3,069

Total interest income	13,143	12,647	39,504	36,005

Interest Expense
Interest-bearing demand deposits	193	22	447	71
Savings and money market deposit accounts	1,758	1,180	4,870	3,274
Other time deposits	3,377	2,928	9,951	8,031
Federal funds purchased and other interest-bearing liabilities	296	288	923	718
Short-term debt	1	21	72	315
Long-term debt, net	1,109	942	3,022	2,893

Total interest expense	6,734	5,381	19,285	15,302

Net Interest Income	6,409	7,266	20,219	20,703

Provision for Loan Losses	590	540	990	1,205

Net Interest Income After Provision for Loan Losses	5,819	6,726	19,229	19,498

Noninterest Income
Loans held for sale fee income	701	1,341	2,613	3,669
Service fees	762	664	2,154	1,848
Other income	298	359	797	1,018

Total noninterest income	1,761	2,364	5,564	6,535

Noninterest Expense
Salaries and employee benefits	3,196	3,546	10,661	11,165
Net occupancy expense	839	770	2,373	2,281
Other operating expense	1,813	1,564	5,709	4,834

Total noninterest expense	5,848	5,880	18,743	18,280

Income Before Income Taxes	1,732	3,210	6,050	7,753

Provision for Income Taxes	646	1,219	2,240	2,929

Net Income	$1,086	$1,991	$3,810	$4,824

Basic Earnings Per Share	$0.45	$0.84	$1.58	$2.04

Diluted Earnings Per Share	$0.44	$0.83	$1.56	$2.01

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	6

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2007 and 2006
(dollars in thousands, except share data)

						Accumulated
			Additional			Other
	Comprehensive	Common	Paid-In	Retained	Unearned	Comprehensive
	Income	Stock	Capital	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2005		$2,382	$9,212	$35,782	$(648)	$(473)	$46,255

Issuance of 27,023 shares of common stock		27	516	—	—	—	543
Net income	$4,824	—	—	4,824	—	—	4,824
Restricted stock earned, net of forfeitures	—	—	372	—	—	—	372
Reclassification of unearned compensation in accordance with adoption of SFAS No. 123R	—	—	(648)	—	648	—	—
Change in derivative financial instrument, net of income taxes of $48	72	—	—	—	—	72	72
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $86	129	—	—	—	—	129	129

	$5,025

Balance, September 30, 2006		$2,409	$9,452	$40,606	$—	$(272)	$52,195

Balance, December 31, 2006		$2,409	$9,561	$41,982	$—	$(132)	$53,820

Issuance of 30 shares of common stock		1	6	—	—	—	7
Issuance of 11,575 shares of restricted stock, net of forfeiture		11	252	—	—	—	263
Issuance of 13,825 shares of common stock through stock options exercised		14	293	—	—	—	307
Issuance of 4,558 shares common stock for the employee stock purchase plan		4	112	—	—	—	116
Net income	$3,810	—	—	3,810	—	—	3,810
Change in derivative financial instrument, net of income taxes (credit) of $(26)	(38)	—	—	—	—	(38)	(38)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $336	503	—	—	—	—	503	503

	$4,275

Balance, September 30, 2007		$2,439	$10,224	$45,792	$—	$333	$58,788

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	7

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(dollars in thousands, except share data)

	September 30, 2007	September 30, 2006

	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$3,810	$4,824
Adjustments to reconcile net income to net cash flow
From operating activities:
Depreciation and amortization	1,174	1,093
Accretion of premiums on securities	(30)	(72)
Provision for loan losses	990	1,205
Provision for other real estate	5	—
Deferred income taxes	271	111
Stock dividends on FHLB securities	(198)	(210)
Net (gain) loss on sale of foreclosed assets	97	(29)
Net gain on sale of premises and equipment	—	6
Restricted stock earned and forfeited	264	372
Compensation expense related to the employee stock purchase plan	15	10
Originations of loans held for sale	(146,073)	(246,932)
Proceeds from the sale of loans held for sale	163,187	239,047
Changes in
Interest receivable	(1,265)	(952)
Prepaid expenses and other assets	(260)	3,478
Interest payable and other liabilities	(1,376)	(4,377)

Net cash provided by (used in) operating activities	20,611	(2,426)

Cash Flows From Investing Activities
Net originations of loans	(4,739)	(33,410)
Purchase of premises and equipment	(606)	(418)
Proceeds from the sale of foreclosed assets, net of expenses	1,074	838
Purchases of available-for-sale securities	(32,971)	(5,998)
Proceeds from maturities of available-for-sale securities	30,050	20,110
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(314)	—
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	686	2,319
Sale of Western National Bank charter and other assets	392	—
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	(6,255)	—
Proceeds from other investing activities	123	—

Net cash used in investing activities	(12,560)	(16,559)

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	15,273	(26,575)
Net increase (decrease) in time deposits	(33,814)	27,246
Repayments of long-term debt	(1,482)	(10,813)
Proceeds from long-term debt	15,000	—
Dividends paid on common stock	(723)	(596)
Net proceeds (payments) from other financing activities	429	543
Net increase in other borrowings	7,107	4,462

Net cash provided by (used in) financing activities	1,790	(5,733)

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	8

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(dollars in thousands, except share data)

	September 30, 2007	September 30, 2006

	(Unaudited)	(Unaudited)
Increase (decrease) in Cash and Cash Equivalents	9,841	(24,718)
Cash and Cash Equivalents, Beginning of Period	27,230	40,057

Cash and Cash Equivalents, End of Period	$37,071	$15,339

Supplemental Cash Flows Information
The Company purchased Unison Bancorp, Inc. and its subsidiary, Western National Bank, Lenexa, Kansas for a premium of $5,531,000. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$39,923,000
Less cash paid (net of cash received)	6,255,000

Liabilities assumed	$33,668,000

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	9

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2007, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2007 and 2006, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date.
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
Note 2: New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements. The Company and subsidiaries file income tax returns in the U.S. Federal jurisdiction and the state jurisdictions of Kansas and Missouri. With few exceptions, the Company is no longer subject to U.S Federal or state income tax examinations by tax authorities for years before 2004.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
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
The computation of per share earnings for the three-month and nine-months ended September 30, 2007 and 2006 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)

Net income, as reported	$1,086	$1,991	$3,810	$4,824

Average common shares outstanding	2,412,603	2,372,489	2,408,285	2,361,349
Diluted effect of stock options outstanding	30,930	37,904	29,976	42,057

Average diluted common shares	2,443,533	2,410,393	2,438,261	2,403,406

Basic earnings per share	$0.45	$0.84	$1.58	$2.04

Diluted earnings per share	$0.44	$0.83	$1.56	$2.01

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
Note 5: Short-Term Debt
The Company has a $15 million operating line of credit with a bank bearing a variable interest rate of the Federal Funds rate plus 1.63%. The line of credit is secured by stock in the Company’s subsidiary bank and matures in May 2008. As of September 30, 2007 and December 31, 2006, the Company had no outstanding balance on this line of credit.
Note 6: Long-Term Debt
Long-term debt at September 30, 2007 and December 31, 2006, consisted of the following components:

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(in thousands)

Note payable — Blue Valley Ban Corp (A)	$2,931	$3,381
Note payable — Blue Valley Building Corp. (B)	6,168	6,550
Federal Home Loan Bank advances (C)	52,500	37,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$81,187	$67,019

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 7).

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2008, 2011, 2012, 2013, 2015 and 2016; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2007, approximately $48,042,000 was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
Aggregate annual maturities of long-term debt at September 30, 2007 are as follows:

(in thousands)

October 1 to December 31, 2007	$281
2008	11,140
2009	1,169
2010	1,199
2011	8,731
Thereafter	58,667

$81,187

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
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
Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through September 30, 2007. A $38,000 unrealized loss has been recognized as a component of other comprehensive income (loss).
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
Nine Months Ended September 30, 2007 and 2006
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
Results of Operations
Three months ended September 30, 2007 and 2006. Net income for the quarter ended September 30, 2007, was $1.1 million, compared to net income of $2.0 million for the quarter ended September 30, 2006, representing a decrease of $905,000, or 45.45%. Diluted earnings per share decreased 46.99% to $0.44 during the third quarter of 2007 from $0.83 in the same period of 2006. The Company’s annualized returns on average assets and average stockholders’ equity for the three-month period ended September 30, 2007 were 0.60% and 7.46%, compared to 1.16% and 15.43%, respectively, for the same period in 2006, decreases of 48.28% and 51.65%, respectively.
The contributing factors to our decrease in net income in the current year third quarter from the prior year was a decrease in net interest income resulting from higher costs and balances on average interest-bearing liabilities. In addition, the decrease in net income was a result of lower non-interest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates and an industry wide decline in the housing market, led to a decline in mortgage loans held for sale fee income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Nine months ended September 30, 2007 and 2006. Net income for the nine months ended September 30, 2007, was $3.8 million, compared to net income of $4.8 million for the nine months ended September 30, 2006, representing a decrease of $1.0 million, or 21.02%. Diluted earnings per share decreased 22.39% to $1.56 during the nine months ended September 30, 2007 from $2.01 in the same period of 2006. The Company’s annualized return on average assets and average stockholders’ equity for the nine-month period ended September 30, 2007 were 0.70% and 9.09%, compared to 0.94% and 13.17%, respectively, for the same period in 2006, decreases of 25.53% and 30.98%, respectively.
The contributing factors to our decrease in net income from the nine months ended September 30, 2006 to the current year was an increase in interest expense resulting from a certificate of deposit promotion offered by the Company during the second quarter of 2007 and an increase in our deposit account rates during the first quarter of 2007. The decrease was partly offset by an increase interest income due to an increase in average earning assets. The decrease was also due to lower noninterest income, specifically mortgage loans held for sale fee income. Lower mortgage origination volume, resulting from higher interest rates and an industry wide decline in the housing market, led to a decline in mortgage loans held for sale fee income. Additionally, the decrease was partially due to an increase in noninterest expense, specifically other operating expenses related to the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank, marketing efforts focused on our new location in Lenexa and consulting services related to the mortgage division.
Net Interest Income
Three months ended September 30, 2007 and 2006. Fully tax equivalent (FTE) net interest income for the three-month period ended September 30, 2007 was $6.4 million, a decrease of $857,000, or 11.79%, from $7.3 million for the three-month period ended September 30, 2006.
FTE interest income for the current year third quarter was $13.1 million, an increase of $494,000, or 3.90%, from $12.7 million in the prior year third quarter. This increase was primarily a result of an overall increase in balances on average earning assets. The overall yield on average earning assets decreased by 19 basis points to 7.69% during the three-month period ending September 30, 2007 compared to 7.88% during the same period in 2006. The 19 basis point decrease in yield resulted from increases in market interest rates, which was partly offset by a few loans placed on non-accrual status during the third quarter 2007. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. The average balance of loans increased approximately $31 million, or 5.79%, from prior year third quarter primarily due to the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
Interest expense for the current year third quarter was $6.7 million, an increase of $1.3 million, or 25.14%, from $5.4 million in the prior year third quarter. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on all of our deposit products. The rate paid on total average interest-bearing liabilities increased 59 basis points to 4.61% during the three month period ending September 30, 2007 compared to 4.02% during the same period in 2006. In addition, average interest-bearing liabilities increased $48.2 million or 9.09% to $579.1 million during the third quarter of 2007 compared to $530.8 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Nine months ended September 30, 2007 and 2006. FTE net interest income for the nine -month period ended September 30, 2007 was $20.2 million, a decrease of $487,000 or 2.35% from $20.7 million for the nine-month period ended September 30, 2006.
FTE interest income for the nine months ended September 30, 2007 was $39.5 million, an increase of $3.5 million, or 9.70%, from $36.0 million for the nine months ended September 30, 2006. This increase was primarily a result of an overall increase in balances and yields on average earning assets. The overall yield on average earning assets increased by 32 basis points to 7.85% for the period ending September 30, 2007 compared to 7.53% for the prior year period. The 32 basis point increase in yield resulted from increases in market interest rates. In addition, FTE interest income also increased due to an increase in average earning assets, particularly loans. The average balance of loans increased approximately $35 million, or 6.77%, from prior year primarily due to the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
Interest expense for the nine-month period ended September 30, 2007 was $19.3 million, an increase of $4.0 million, or 26.02%, from $15.3 million in the same period of the prior year. This increase was primarily a result of an increase in the rate paid on average interest-bearing liabilities resulting from the impact of rising market interest rates on all of our deposit products as well as short-term and long-term borrowings. The rate paid on total average interest-bearing liabilities increased 71 basis points to 4.51% during the nine-month period ending September 30, 2007 compared to 3.80% during the same period in 2006. In addition, average interest-bearing liabilities increased $33.4, or 6.19%, to $572.2 million during the nine-month period ending September 30, 2007 compared to $538.8 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of the acquisition of Unison Bancorp, Inc. and its subsidiary in February 2007.
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

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Federal funds sold	$12,888	$499	5.17%	$4,172	$156	5.01%
Investment securities — taxable	90,045	3,279	4.87	94,236	2,996	4.25
Investment securities — non-taxable (1)	346	17	6.71	586	31	7.08
Mortgage loans held for sale	10,457	498	6.37	17,110	817	6.39
Loans, net of unearned discount and fees	558,793	35,217	8.43	523,373	32,015	8.18

Total earning assets	672,529	39,510	7.85	639,477	36,015	7.53

Cash and due from banks — non-interest bearing	17,658			19,348
Allowance for possible loan losses	(6,693)			(6,573)
Premises and equipment, net	19,103			18,388
Other assets	20,822			16,979

Total assets	$723,419			$687,619

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$29,794	$447	2.01%	$25,185	$71	0.38%
Savings and money market deposits	161,711	4,870	4.03	152,193	3,274	2.88
Time deposits	276,004	9,951	4.82	255,842	8,031	4.20

Total interest-bearing deposits	467,509	15,268	4.37	433,220	11,376	3.51

Short-term borrowings	31,382	995	4.24	32,695	1,033	4.22
Long-term debt	73,259	3,022	5.51	72,872	2,893	5.31

Total interest-bearing liabilities	572,150	19,285	4.51	538,787	15,302	3.80

Non-interest bearing deposits	90,474			94,004
Other liabilities	4,770			5,858
Stockholders’ equity	56,025			48,970

Total liabilities and stockholders’ equity	$723,419			$687,619

Net interest income/spread		$20,225	3.35%		$20,713	3.73%

Net interest margin			4.02%			4.33%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending September 30, 2007 and 2006, the tax equivalency adjustment amounted to $6,000 and $10,000 respectively.

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Nine Months Ended September 30,
	2007 Compared to 2006
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(Dollars in thousands)
Federal funds sold and other short-term investments	$5	$338	$343
Investment securities — taxable	435	(152)	283
Investment securities — non-taxable (1)	(2)	(12)	(14)
Mortgage loans held for sale	(2)	(317)	(319)
Loans, net of unearned discount	970	2,232	3,202

Total interest income	1,406	2,089	3,495

Interest-bearing demand accounts	307	69	376
Savings and money market deposits	1,309	287	1,596
Time deposits	1,193	727	1,920
Short-term borrowings	5	(43)	(38)
Long-term debt	113	16	129

Total interest expense	2,927	1,056	3,983

Net interest income	$(1,521)	$1,033	$(488)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Provision for Loan Losses
The provision for loan losses for the third quarter of 2007 was $590,000, compared to $540,000 for the same period of 2006. For the nine-months ended September 30, 2007 and 2006, the provision was $990,000 and $1.2 million, respectively. The increase in provision for loan losses recorded during the three-month period ended September 30, 2007 compared to the same period in the prior year was a result of growth in the loan portfolio as well as a slight decline in the credit quality of the real estate and construction portfolios. The decrease in provision for loan losses recorded during the nine-month period ended September 30, 2007 compared to 2006 was the result of two larger credits for which management was aggressively pursuing collection during 2006 that were paid off during the second quarter of 2007. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.
      Non-interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Loans held for sale fee income	$701	$1,341	$2,613	$3,669
NSF charges and service fees	364	319	1,073	910
Other service charges	398	345	1,081	938
Other income	298	359	797	1,018

Total non-interest income	$1,761	$2,364	$5,564	$6,535

Non-interest income decreased $603,000, or 25.51%, to $1.8 million during the three-month period ended September 30, 2007, from $2.4 million during the three-month period ended September 30, 2006. Non-interest income for the nine-months period ended September 30, 2007 was $5.6 million, a decrease of $971,000, or 14.86%, from $6.5 million for the nine-months ended September 30, 2006. The decreases are primarily attributable to a decrease in loans held for sale fee income of $640,000, or 47.73%, and $1.1 million, or 28.78%, for the three-month and nine-month periods ended September 30, 2007, respectively. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from higher interest rates as well as an industry wide decline in the housing market. This decrease was partly offset by an increase in other service charges income for the three-month and nine-month periods ended September 30, 2007 of $53,000, or 15.34%, and $143,000, or 15.71%, respectively, specifically related to our debit card interchange fee income produced by our new performance checking account product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Non-interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and employee benefits	$3,196	$3,546	$10,661	$11,165
Occupancy	839	770	2,373	2,281
General and administrative	1,813	1,564	5,709	4,834

Total non-interest expense	$5,848	$5,880	$18,743	$18,280

Non-interest expense decreased $32,000, or 0.54%, to $5.8 million during the three-month period ended September 30, 2007, compared to $5.9 million during the prior year period. For the nine-month period ended September 30, 2007, non-interest expense increased $463,000, or 2.53% to $18.7 million compared to $18.3 million in the prior year period. These changes are attributed primarily to an increase in general and administrative costs, which increased $249,000, or 15.92%, during the three-month period ended September 30, 2007 and $875,000, or 18.10%, during the nine-month period ended September 30, 2007. These costs increased primarily due to the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank, marketing efforts focused on our new location in Lenexa and consulting services related to the mortgage operations restructuring. The increase was partly offset by a decrease in salaries and employee benefits expense for the three-month and nine-month periods ended September 30, 2007 of $350,000, or 9.87%, and $504,000, or 4.51%, respectively. Salaries and employee benefits expense decreased due to lower compensation costs within our mortgage division. The Company had 220 full-time equivalent employees at September 30, 2007 compared to 237 full-time equivalent employees at the same period last year. The decrease is mainly due to reducing our mortgage division staffing due to the decline in mortgage volume.
     Financial Condition
Total assets for the Company at September 30, 2007, were $730.4 million, an increase of $38.2 million, or 5.52%, compared to $692.2 million at December 31, 2006. Deposits and stockholders’ equity at September 30, 2007, were $548.6 million and $58.8 million, respectively, compared with $535.9 million and $53.8 million, respectively, at December 31, 2006, increases of $12.7 million or 2.37%, and $5.0 million or 9.23%, respectively.
Available-for-sale securities at September 30, 2007 totaled $92.6 million, reflecting a 6.17% increase from $87.2 million at December 31, 2006.
Mortgage loans held for sale at September 30, 2007 totaled $4.7 million, a decrease of $17.1 million, or 78.49%, compared to $21.8 million at December 31, 2006. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2007, approximately $48,042,000 was available.
Loans at September 30, 2007 totaled $561.5 million, reflecting an increase of $33.0 million, or 6.25%, compared to $528.5 million at December 31, 2006. The increase in the loan portfolio during the third quarter is primarily the result of the acquisition of Unison. The loan to deposit ratio at September 30, 2007 was 102.36% compared to 98.63% at December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	September 30,	September 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$609	$802
Nonaccrual	295	873	381
Commercial real estate loans:
Past due 90 days or more	1,296	9,155	4,951
Nonaccrual	3,506	—	—
Construction loans:
Past due 90 days or more	814	487	—
Nonaccrual	8,497	136	136
Lease financing:
Past due 90 days or more	—	104	186
Nonaccrual	1,251	1	—
Residential real estate loans:
Past due 90 days or more	—	—	—
Nonaccrual	144	554	410
Consumer loans:
Past due 90 days or more	483	12	13
Nonaccrual	—	—	47
Home equity loans:
Past due 90 days or more	—	35	—
Nonaccrual	—	—	—
Debt securities and other assets (exclude other real estate owned and other repossessed assets)
Past due 90 days or more	—	—	—
Nonaccrual	—	—	—

Total non-performing loans	16,286	11,966	6,926

Foreclosed assets held for sale	756	682	717

Total non-performing assets	$17,042	$12,648	$7,643

Total nonperforming loans to total loans	2.90%	2.24%	1.31%
Total nonperforming loans to total assets	2.23%	1.75%	1.00%
Allowance for loan losses to nonperforming loans	45.20%	55.94%	88.16%
Nonperforming assets to loans and foreclosed assets held for sale	3.03%	2.36%	1.44%
As of September 30, 2007, non-performing loans equaled 2.90% of total loans, representing an increase in non-performing loans from December 31, 2006. The overall credit exposure in the Company’s total loan portfolio increased as several large relationships in commercial real estate, construction and lease loans were placed on nonaccrual status during the quarter. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Nine months	Nine months
	ended	ended	Year ended
	September 30,	September 30,	December 31,
	2007	2006	2006
		(Dollars in thousands)

Balance at Beginning of Period	$6,106	$6,704	$6,704

Loans Charged Off
Commercial loans	82	850	1,417
Commercial real estate loans	—	—	—
Construction loans	25	100	100
Lease financing	16	105	134
Residential real estate loans	49	263	318
Consumer loans	16	53	83
Home equity loans	—	8	8

Total loans charged-off	188	1,379	2,060

Recoveries
Commercial loans	64	78	117
Commercial real estate loans	1	—	—
Construction loans	—	—	—
Lease financing	9	32	32
Residential real estate loans	6	44	47
Consumer loans	14	9	11
Home equity loans	—	—	—

Total recoveries	94	163	207

Net Loans Charged Off	94	1,216	1,853
Allowance for Loan Loss attributed to acquisition	359	—	—

Provision for Loan Losses	990	1,205	1,255

Balance at End of Period	$7,361	$6,693	$6,106

Loans Outstanding
Average	$558,793	$523,373	$525,471
End of period	561,522	534,557	528,515

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	1.32%	1.28%	1.16%
End of period	1.31%	1.25%	1.16%

Ratio of Net Charge-Offs (Recoveries) to
Average loans	0.02%	0.31%	0.35%
End of period loans	0.02%	0.30%	0.35%
The allowance for loan losses as a percent of total loans increased to 1.32% as of September 30, 2007, compared to 1.16% as of December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 72.63% and 73.40% of our total deposits at September 30, 2007, and December 31, 2006, respectively. Generally, the Company’s funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling service, to analyze and manage the Company’s liquidity.
Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.
At September 30, 2007, our total stockholders’ equity was $58.8 million and our equity to asset ratio was 8.05%. At September 30, 2007, our Tier 1 capital ratio was 9.85% compared to 10.29% at December 31, 2006, while our total risk-based capital ratio was 11.97% compared to 12.47% at December 31, 2006. As of September 30, 2007, we had capital in excess of the requirements for a “well-capitalized” institution.

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
We use an asset/liability modeling software to analyze the Company’s current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Company’s asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.
The asset/liability modeling software is also used to analyze the net economic value of equity at risk under instantaneous shifts in interest rates. The “net economic value of equity at risk” is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions. By effectively looking at the present value of all future cash flows on or off the balance sheet, the net economic value of equity modeling takes a longer-term view of interest rate risk.
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2007 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk

200 basis point rise	11.30%	2.63%
Base Rate Scenario	—	—
200 basis point decline	(17.50%)	(11.50)%
The above table indicates that, at September 30, 2007, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the decreasing rate scenarios, not only would adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term Federal Home Loan Bank of Topeka (FHLB) advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net interest income to decrease. Another consideration with a rising interest rate scenario is the impact on mortgage loan

Item 3. Quantitative and Qualitative Disclosures About Market Risk
refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.
The above table also indicates that, at September 30, 2007, in the event of a sudden decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

Blue Valley Ban Corp.
Date: November 14, 2007	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)