Form 10-K
period 2007-12-31
BLUE VALLEY BAN CORP
filed 2008-03-27
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-15933
BLUE VALLEY BAN CORP.
(Exact name of registrant as specified in its charter)

Kansas	48-1070996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11935 Riley
Overland Park, Kansas	66225-6128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (913) 338-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Guarantee with respect to the Trust Preferred	None currently
Securities, $8.00 par value, of BVBC Capital
Trust I (None of which are currently outstanding)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act  Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act  Yes ☐ No ☑
     As of February 29, 2008 1,396,492 shares of the Registrant’s common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2007 closing price of the stock, was approximately $53.1 million. As of February 29, 2008 the registrant had 2,459,642 shares of Common Stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Part III — Proxy Statement for the 2008 Annual Meeting of Stockholders

BLUE VALLEY BAN CORP.
FORM 10-K INDEX

Part I
Item 1: Business
The Company and Subsidiaries
     Blue Valley Ban Corp. (“Blue Valley” or the “Company”) is a financial holding company organized in 1989. The Company’s primary wholly-owned subsidiary, Bank of Blue Valley (the “Bank”), was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri — Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers — customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley has established a national presence by originating residential mortgages nationwide through the Bank’s InternetMortgage.com website.
     We have experienced significant internal growth since our inception. As of December 31, 2007, we had six banking center locations in Johnson County, Kansas, including our main office and a mortgage operations office in Overland Park, both of which include lobby banking centers, and full-service offices in Leawood, Lenexa, Olathe and Shawnee, Kansas.
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
     In addition to the Bank, as of December 31, 2007, we had three wholly-owned subsidiaries: Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, mortgage operations facility and the Leawood banking center; and BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures.
     We also have a 49% ownership in Homeland Title, LLC. Homeland Title, LLC was established in June 2005 and provides title and settlement services.
     Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.
Our Market Area
     We operate primarily as a community bank, serving the banking needs of small- and medium-sized companies and individuals in the Kansas City MSA. Specifically, our trade area consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to the continued growth of our total assets and deposits.
     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County’s population growth rate ranks in the top 9% of counties nationally, and its per capita income ranks in the top 2% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2007, total deposits in Johnson

County, including those of banks, thrifts and credit unions, were approximately $14.1 billion, which represented 26.10% of total deposits in the state of Kansas and 37.85% of total deposits in the Kansas City MSA.
     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas facility is located approximately 10 miles southwest of our main office and opened in 1994. The Shawnee, Kansas banking facility is approximately 20 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 and in the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced in that facility. The Leawood, Kansas banking facility is approximately five miles southeast of our headquarters location. We entered into the Leawood market in 2002 and in the second quarter of 2004, we completed construction of our freestanding banking facility in Leawood and operations commenced in that facility. During 2003 we acquired an office building in Overland Park, Kansas approximately one mile northwest of our headquarters location. At this location, we consolidated our mortgage operations, bank operations, and opened a banking facility. The Lenexa, Kansas banking facility is approximately seven miles northwest of our headquarters location. The Lenexa facility was opened in February 2007 when we acquired Unison Bancorp, Inc., and its subsidiary, Western National Bank. We made this acquisition to continue our expansion in Johnson County and to establish our first presence in the Lenexa market.
Lending Activities
     Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans and home equity loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2007, our loans represented approximately 81.04% of our total assets, our legal lending limit to any one borrower was $18.6 million, and our largest single borrower as of that date had outstanding loans of $12.8 million.
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
     We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.5 million and all real estate credits in excess of $2.5 million. Credits up to $1.5 million on commercial loans and $2.5 million on real estate loans can be approved by the Bank’s President and a combination of two senior loan management officers. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2007.

LOAN PORTFOLIO

	As of December 31, 2007
	Amount	Percent
	(In thousands)
Commercial	$139,120	23.32%
Commercial real estate	150,655	25.25
Construction	188,229	31.55
Lease financing	19,724	3.30
Residential real estate	37,511	6.29
Consumer	22,934	3.84
Home equity	38,473	6.45

Total loans and leases	596,646	100.00%
Less allowance for loan losses	8,982

Loans receivable, net	$587,664

     Commercial loans. As of December 31, 2007, approximately $139.1 million, or 23.32%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts, our reputation and the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank, in 2007. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.
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
     Approximately $4.7 million, or 3.34%, of our commercial loans are Small Business Administration (SBA) loans, of which $3.5 million is government guaranteed. The SBA guarantees the repayment in the event of a default of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $2.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.
     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.
     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family properties and churches. As of December 31, 2007, approximately $150.7 million, or 25.25%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.
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

     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2007, approximately $188.2 million, or 31.55%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. We attribute this success to our expertise, availability and prompt service. The Bank’s experience and reputation in this area have grown, thereby enabling the Bank to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank’s real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based on several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market with respect to the subdivision and surrounding area, which the bank receives from a third party reporting entity. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual’s financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.
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
     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2007, our lease portfolio totaled $19.7 million, or 3.30% of our total loan portfolio, consisting of $14.4 million principal amount of leases originated by us and $5.3 million principal amount of leases that we purchased. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. Management believes this area is attractive because of its ability to provide a source of both interest and fee income. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.
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
     Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2007, $37.5 million, or 6.29%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 2-5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.
     In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2007, we originated approximately $185.8 million of residential mortgage loans, and we sold approximately $196.6 million in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through 2003. While the volume of mortgage originations and refinancing has declined since 2004, we continue to take advantage of the national presence established in previous years and originate residential mortgage loans through our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. We acquire forward commitments from investors on mortgage loans that we intend to sell into the secondary market to reduce interest rate risk on mortgage loans to be sold in the secondary market.
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
     Consumer loans. As of December 31, 2007, our consumer loans totaled $22.9 million, or 3.84% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A significant portion of our consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2007, approximately $10.7 million, or 1.79%, of our total loan portfolio represented indirect automobile loans. Our loans made through this program generally represent loans to purchase new or late model automobiles. There are currently 12 dealerships participating in this program. Our consumer and other loans are underwritten based on the borrower’s income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.
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
     Home equity loans. As of December 31, 2007, our home equity loans totaled $38.5 million, or 6.45% of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate and are underwritten in a similar manner as our consumer loans.
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
Deposit Services
     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank’s money market account is a daily access account that bears a higher rate and allows for limited check-writing ability. This account pays a tiered rate of interest. We believe money market accounts have proven to be attractive products in our market area and provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders. During 2007, we introduced performance checking accounts. This interest-bearing demand product has also proven to be an attractive product in our market area as it pays a higher rate than most checking accounts as long as the customer meets the requirements of at least 12 signature based debit card transactions and at least one direct deposit or ACH debit each statement cycle. The Bank realizes non-interest income from the signature based debit card transactions that, when netted against the high rate paid to the customer, results in a very attractive low cost of funds for the Bank. Time and savings accounts also provide a relatively stable customer base and source of funding. Because of the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also as compared to other alternative funding sources to determine the most advantageous source. The Bank has joined the Certificate of Deposit Account Registry Service (“CDARS”) which effectively lets depositors receive FDIC insurance on amounts larger than $100,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The Bank’s Funds Management policy allows for acceptance of brokered deposits which can be utilized to support the growth of the Bank. As of December 31, 2007, the Bank had $31.5 million in brokered deposits. The Bank does not anticipate brokered deposits becoming a significant percentage of its deposit base; however, we continue to evaluate their potential role in the Bank’s overall funding and liquidity strategies. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by our competitors.
Investment Brokerage Services
     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Three individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2007, the amount of our fee income generated from investment brokerage services was $395,000.
Trust Services
     We began offering trust services in 1996. Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial and directed trust accounts. As of December 31, 2007, the Bank’s trust department administered 237 accounts, with assets under administration of approximately $104.2 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2007, the amount of our fee income from trust services was $427,000.
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
Employees
     At December 31, 2007, the Bank had approximately 214 full-time employees. The Company and its other subsidiaries did not have any employees. None of the Bank’s employees are subject to a collective bargaining agreement. We consider the Bank’s relationship with its employees to be excellent.
Directors and Executive Officers of the Registrant
     For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2007, and their principal positions.

Name	Age	Positions

Directors

Robert D. Regnier	59	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank

Donald H. Alexander	69	Director of Blue Valley and the Bank

Michael J. Brown	51	Director of Blue Valley

Thomas A. McDonnell	62	Director of Blue Valley

Anne D. St. Peter	42	Director of Blue Valley

Robert D. Taylor	60	Director of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker	72	Director of the Bank

Richard L. Bond	72	Director of the Bank

Suzanne E. Dotson	61	Director of the Bank

Charles H. Hunter	65	Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino	41	Senior Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley

Ralph J. Schramp	58	Senior Vice President — Commercial Lending, Mortgage Originations and Business Development for the Bank

Sheila C. Stokes	46	Senior Vice President — Retail Division of the Bank
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
     The Gramm-Leach-Bliley Act imposed an “affirmative and continuing” obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC (Federal Deposit Insurance Corporation), to establish standards to implement this privacy obligation. With certain exceptions, the Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations became effective July 1, 2001.
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
     Source of Strength. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. As of December 31, 2007, Blue Valley Building Corp., BVBC Capital Trust II, BVBC Capital Trust III, and Homeland Title, LLC are Blue Valley’s only active direct subsidiaries that are not banks.
     Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve’s capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total average assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders’ equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total average assets of 4%.

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
     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, insured non-member banks, such as the Bank: (1) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 4%; and (2) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. These capital requirements are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions.
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
     As of December 31, 2007, the Bank had capital in excess of the requirements for a “well-capitalized” institution.
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
     Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $9.3 million to $43.9 million plus 10% must be maintained against that portion of net transaction accounts in excess $43.9 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.
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
     We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Ralph J. Schramp, and Sheila C. Stokes. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees; however, if employment was terminated, Mr. Fortino, Mr. Schramp, and Ms. Stokes would all lose three years of Blue Valley Ban Corp. Restricted Stock Awards as well as amounts awarded in their Long-Term Retention Bonus Pools. Mr. Regnier would lose one year of Restricted Stock and amounts awarded in his Long-Term Retention Bonus Pool. We carry a $1 million “key person” life insurance policy on the life of Mr. Regnier.
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
     Some borrowers may not repay loans that we make to them. This risk is inherent in the banking business. Like all financial institutions, the Company maintains an allowance for loan losses to absorb probable loan losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio credit quality, economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. However, we cannot predict loan losses with certainty, and we cannot assure you that our allowance will be sufficient. Loan losses in excess of our reserves would have an adverse effect on our financial condition and results of operations. The loan loss provision related to real estate construction loans has increased during the second half of the year. This increase is a result of the industry wide decline in the real estate market. If the recent trend is prolonged and losses continue to increase, our results of operations could be negatively impacted by higher loan losses in the future.
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
Item 1B: Unresolved Staff Comments
     No items are reportable.
Item 2: Properties
     The Company’s principal office is located at 11935 Riley on the corner of 119th and Riley streets in Overland Park, Kansas. In addition to the principal office, as of December 31, 2007, the Company also owns four banking center locations and one mortgage and banking center location and leases unoccupied premises to the public.

		Mortgage
		Indebtedness
Location	Year Occupied	as of December 31, 2007	Occupancy
Overland Park Banking Center 11935 Riley			74%
Overland Park, Kansas	1994	$2.2 Million	One sublease occupying 26%
Olathe Banking Center 1235 E. Santa Fe Olathe, Kansas	2001	None	100%
Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, Kansas	2001	None	100%
Mortgage and Banking Center 7900 College Boulevard Overland Park, Kansas	2003	$3.8 Million	100%
Leawood Banking Center 13401 Mission Road			42%
Leawood, Kansas	2004	None	Five subleases occupying 58%
Lenexa Banking Center 9500 Lackman Road Lenexa, Kansas	2007	None	100%

Item 3: Legal Proceedings
     We are periodically involved in routine litigation incidental to our business. We are not a party to any pending litigation that we believe is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4: Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
     We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board since July 2002 under the symbol “BVBC.” As of February 29, 2008, there were approximately 184 stockholders of record of our common stock. The following table sets forth the high and low prices of the Company’s common stock based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter	High	Low	High	Low
First	$38.25	$33.50	$32.00	$29.75
Second	40.00	33.50	31.00	28.15
Third	38.50	33.00	33.00	28.15
Fourth	36.00	31.00	35.00	33.00
Dividends
     Our board of directors declared cash dividends on our common stock as follows:

Declaration Date	Amount Per Share	Record Date	Pay Date
December 15, 2005	$0.25	December 30, 2005	January 31, 2006
December 21, 2006	$0.30	December 29, 2006	January 29, 2007
December 20, 2007	$0.36	December 31, 2007	January 31, 2008
     Because our consolidated net income consists largely of the net income of the Bank, our ability to pay dividends on our common stock is subject to our receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and thus our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, if we elect to defer interest payments on our outstanding junior subordinated debentures, we will be prohibited from paying dividends on our common stock during such deferral. At December 31, 2007, approximately $4,985,000 of retained earnings were available for dividend declaration without prior regulatory approval.
     Our board of directors intends to declare future dividends, subject to limitations imposed by regulatory capital guidelines, in consideration of the Company’s profitability and liquidity.

Item 6: Selected Financial Data
     The following table presents our consolidated financial data as of and for the five years ended December 31, 2007, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K. The selected statements of financial condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2007, have been derived from our audited consolidated financial statements.

	As of and for the
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Selected Statement of Income Data
Interest income:
Loans, including fees	$47,194	$44,537	$37,492	$29,245	$28,293
Federal funds sold and interest-bearing deposits	557	256	580	157	49
Securities	4,466	4,039	2,317	2,301	2,070

Total interest income	52,217	48,832	40,389	31,703	30,412

Interest expense:
Interest-bearing demand deposits	656	97	94	169	165
Savings and money market deposit accounts	6,362	4,356	3,861	2,932	2,204
Other time deposits	13,134	11,254	9,171	7,297	6,935
Funds borrowed	5,430	5,255	4,867	4,115	4,245

Total interest expense	25,582	20,962	17,993	14,513	13,549

Net interest income	26,635	27,870	22,396	17,190	16,863
Provision for loan losses	2,855	1,255	230	1,965	1,350

Net interest income after provision for loan losses	23,780	26,615	22,166	15,225	15,513

Non-interest income:
Loans held for sale fee income	3,160	5,046	7,408	10,358	19,866
NSF charges & service fees	1,413	1,244	1,129	1,326	1,283
Other service charges	1,417	1,247	1,037	1,115	924
Realized gain on available-for-sale securities	105	—	—	524	—
Other income	1,105	1,344	1,727	617	463

Total non-interest income	7,200	8,881	11,301	13,940	22,536

Non-interest expense:
Salaries and employee benefits	13,570	14,737	15,986	16,670	19,670
Occupancy	3,200	3,059	3,307	3,433	3,137
General & administrative	7,447	6,578	6,841	6,467	6,478

Total non-interest expense	24,217	24,374	26,134	26,570	29,285

Income before income taxes	6,763	11,122	7,333	2,595	8,764
Income tax provision	2,275	4,199	2,764	665	3,130

Net income	$4,488	$6,923	$4,569	$1,930	$5,634

Per Share Data
Basic earnings	$1.86	$2.93	$1.95	$0.84	$2.51
Diluted earnings	1.84	2.88	1.91	0.82	2.43
Dividends	0.36	0.30	0.25	0.20	0.15
Book value basic (at end of period)	24.34	22.45	19.42	17.78	17.64
Weighted average common shares outstanding:
Basic	2,410,621	2,365,932	2,348,805	2,302,564	2,244,930
Diluted	2,438,203	2,407,802	2,388,531	2,360,061	2,320,840
Dividend payout ratio	19.35%	10.23%	12.82%	23.80%	5.98%

	As of and for the
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data (at end of period):
Total securities	$76,871	$87,206	$99,987	$66,350	$106,036
Total mortgage loans held for sale	10,978	21,805	13,906	44,144	18,297
Total loans	596,646	528,515	503,143	507,170	424,620
Total assets	736,213	692,219	689,589	672,717	627,073
Total deposits	536,370	535,864	529,341	522,646	470,495
Funds borrowed	134,942	96,577	104,394	102,469	111,741
Total stockholders’ equity	58,934	53,820	46,255	41,384	40,198
Trust assets under administration	104,167	104,445	93,988	118,074	90,389

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	3.95%	4.34%	3.50%	2.91%	3.01%
Non-interest income to average assets	0.99	1.29	1.63	2.16	3.62
Non-interest expense to average assets	3.34	3.54	3.77	4.11	4.71
Net overhead ratio (2)	2.35	2.25	2.14	1.96	1.08
Efficiency ratio (3)	71.57	66.32	77.56	85.35	74.33
Return on average assets (4)	0.62	1.00	0.66	0.30	0.91
Return on average equity (5)	7.88	13.81	10.44	4.69	14.85

Asset Quality Ratios:
Non-performing loans to total loans	4.22%	1.31%	0.87%	0.86%	0.72%
Allowance for possible loan losses to:
Total loans	1.51	1.16	1.33	1.45	1.66
Non-performing loans	35.65	88.16	153.27	168.60	230.79
Net charge-offs to average total loans	0.06	0.35	0.17	0.36	0.30
Non-performing loans to total assets	3.42	1.00	0.63	0.65	0.50

Balance Sheet Ratios:
Loans to deposits	111.24%	98.63%	95.05%	97.04%	90.25%
Average interest-earning assets to average interest-bearing liabilities	117.84	119.12	116.78	114.38	114.61

Capital Ratios:
Total equity to total assets	8.01%	7.77%	6.71%	6.15%	6.42%
Total capital to risk-weighted assets ratio	11.53	12.47	12.04	11.15	12.41
Tier 1 capital to risk-weighted assets ratio	10.28	11.33	10.25	9.00	10.04
Tier 1 capital to average assets ratio	9.86	10.29	8.86	8.45	8.31
Average equity to average assets ratio	7.85	7.27	6.31	6.37	6.10

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.

(2)	Non-interest expense less non-interest income divided by average total assets.

(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average common equity.

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
Overview
     The Company had a challenging year in 2007 due to the interest rate environment and the industry wide decline in the real estate market. Interest income from commercial lending continued to expand primarily due to the growth in our loan portfolio of approximately 12.89%. This growth is a result of the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank, in February 2007 and internal loan growth from the efforts and experience of our lending staff. The prime lending rate remained stable through most of the third quarter of 2007. During the third and fourth quarter of 2007 the prime lending rate dropped a total of 100 basis points. The drop in interest rates along with the industry wide decline in the real estate market has resulted in lower interest income on loans during the fourth quarter. The decline in the real estate market along with the growth in our loan portfolio has resulted in an increase in our provision for loan losses as compared to the prior year. The longer term interest rates have remained stable and have not declined for most of the year. This has contributed to a continued decline in the mortgage origination activity as compared with prior years and declining fee income. During 2007, our deposits have remained virtually unchanged due to the competitive rate environment. As a result, we used maturities in our investment portfolio and sold select securities to assist in funding our loan growth. We expect 2008 to be a year of opportunities for the Company as we look to expand our loan and deposit portfolios and increase our mortgage origination volume.
     Net income for 2007 was $4.5 million, a $2.4 million, or 35.17%, decrease from the $6.9 million earned in 2006. Diluted earnings per share decreased 36.11% to $1.84 for the year ended December 31, 2007 from $2.88 in the previous year. The Company’s returns on average assets and average stockholders’ equity for 2007 were 0.62% and 7.88%, compared to 1.00% and 13.81%, respectively, for 2006.
     Net interest income for 2007 was $26.6 million compared to $27.9 million earned during 2006. The decrease of $1.2 million, or 4.43%, was primarily the result of an increase in interest expense of $4.6 million during 2007. The increase was due to an increase in average interest-bearing liabilities, specifically savings and money market accounts, due to the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank, during the year and an increase in the overall rate paid on our deposits due to the rate environment. The increase in interest expense was partially offset by an increase in interest income of $3.4 million due to an increase in the average balance of earning assets, specifically our loans as a result of the acquisition of Unison Bancorp, Inc. and subsidiary, Western National Bank, and internal loan growth. The current credit environment has made it difficult to anticipate the future of the Company’s interest margin. If interest rates remain at the current levels or continue to decline, the Company anticipates a negative impact to net interest income as a result of the repricing of assets and liabilities. The magnitude of this impact will be dependent upon the Federal Reserve’s policy decisions and market movements. See page 40 for discussion of the impact of rate increases or decreases on net interest income as of December 31, 2007.
     The provision for loan losses in 2007 was $2.9 million compared to $1.2 million in 2006, and $230,000 in 2005. The increase in the provision in 2007 was primarily attributed to the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market and partly due to the internal growth within the loan portfolio.
     Non-interest income decreased 18.93% to $7.2 million in 2007 from $8.9 million in 2006. Stable longer term interest rates and other demand factors resulted in an industry-wide decline in the volume of residential mortgage loans originated in 2007 compared to 2006. This trend resulted in lower origination fees during 2007 than during 2006 for our Company.
     Total assets at December 31, 2007, were $736.2 million, an increase of $44.0 million, or 6.36%, from $692.2 million at December 31, 2006. Deposits and stockholders’ equity at December 31, 2007 were $536.4 million and $58.9 million, compared with $535.9 million and $53.8 million at December 31, 2006, increases of $506,000, or 0.09%, and $5.1 million, or 9.50%, respectively.

     Loans at December 31, 2007 totaled $596.6 million, an increase of $68.1 million, or 12.89%, compared to December 31, 2006. The loan to deposit ratio at December 31, 2007 was 111.24% compared to 98.63% at December 31, 2006. The increase in the loan to deposit ratio was due to loan growth which, on a relative basis, outpaced deposit growth. Our funding philosophy for loans not held for sale has been to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank’s capital base.
     For the five years ended December 31, 2007, our average year-end ratio of non-performing loans to total loans was 1.60%. As of December 31, 2007, our ratio of non-performing loans to total loans was 4.22%, which was above our historical averages primarily due to the decline in the real estate market and its impact on our real estate and construction loan portfolio. Our non-performing credit relationships are regularly reviewed and closely monitored. Our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. As of December 31, 2007, our ratio of allowance for loan losses to non-performing loans was 35.65%, compared to 88.16% at December 31, 2006. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to continue to vigorously pursue collection of all charged-off loans.
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
     Years ended December 31, 2007 and 2006. FTE net interest income for 2007 decreased to $26.6 million from $27.9 million in 2006, a $1.2 million, or 4.45%, decrease.
     FTE interest income for 2007 was $52.2 million, an increase of $3.4 million, or 6.92%, from $48.8 million in 2006, primarily as a result of an increase in the balances on average earning assets. The yield on average earning assets increased 14 basis points to 7.75% in 2007 compared to 7.61% in 2006. Average interest earning assets increased $32.0 million, or 4.99%, during 2007. Due to the increase in earning asset volume, loan interest and fee income increased to $47.2 million in 2007 from $44.5 million in 2006, a $2.7 million, or 5.97%, increase. Interest income on investment securities increased $420,000, or 10.36%, in 2007 compared to the prior year due to higher yields earned on the securities. Interest income earned on Federal Funds Sold increased $301,000 or 117.58% in 2007 compared to the prior year due primarily to higher balances on those earning assets.
     Interest expense for 2007 was $25.6 million, up $4.6 million, or 22.04%, from $21.0 million in 2006. The increase resulted from increases in the balances and overall rate paid on our average interest-bearing liabilities. The rate paid on our total average interest bearing liabilities increased to 4.47% in 2007 compared to 3.89% in 2006, an increase of 58 basis points. This increase resulted from increases in rates paid on interest-bearing demand accounts, money market deposits, time deposits, short- and long-term debt. Total average interest bearing liabilities increased $33.0 million, or 6.13%, during 2007 primarily due to increases in money market deposits, time deposits and long-term borrowings.
     Years ended December 31, 2006 and 2005. FTE net interest income for 2006 increased to $27.9 million from $22.4 million in 2005, a $5.5 million, or 24.33%, increase.
     FTE interest income for 2006 was $48.8 million, an increase of $8.4 million, or 20.84%, from $40.4 million in 2005, primarily as a result of an increase in the yield on average earning assets. The yield on average earning assets increased 130 basis points to 7.61% in 2006 compared to 6.31% in 2005. Average interest earning assets increased $1.3 million, or 0.20%, during 2006. Due to the increase in the yield and in earning asset volume, loan interest and fee income increased to $44.5 million in 2006 from $37.5 million in 2005, a $7.0 million, or 18.79%, increase. Interest income on investment securities increased by $1.7 million, or 72.61%, in 2006 compared to the prior year due to higher average balances of investment securities and higher yields on those securities. Interest income earned on Federal Funds Sold decreased $324,000, or 55.87%, in 2006 compared to the prior year due primarily to lower levels of those earning assets.
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
AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short term investments	$10,902	$557	5.11%	$5,100	$256	5.01%	$16,076	$580	3.61%
Investment securities — taxable	90,246	4,452	4.93	93,043	4,013	4.31	71,695	2,256	3.15
Investment securities — non-taxable (1)	312	21	6.66	565	40	7.03	1,317	92	6.95
Mortgage loans held for sale	9,589	609	6.35	18,067	1,145	6.34	35,232	1,903	5.40
Loans, net of unearned discount and fees (2)	563,224	46,585	8.27	525,471	43,392	8.26	516,642	35,589	6.89

Total earning assets	674,273	52,224	7.75	642,246	48,846	7.61	640,962	40,420	6.31

Cash and due from banks — non-interest bearing	17,728			18,545			22,733
Allowance for possible loan losses	(6,962)			(6,556)			(7,067)
Premises and equipment, net	19,072			18,300			19,304
Other assets	20,895			16,444			18,119

Total assets	$725,006			$688,979			$694,051

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$30,719	$656	2.14%	$24,979	$97	0.39%	$25,104	$94	0.38%
Savings and money market deposits	163,099	6,362	3.90	147,403	4,356	2.95	178,947	3,861	2.16
Time deposits	269,673	13,134	4.87	262,199	11,254	4.29	238,051	9,171	3.85

Total interest-bearing deposits	463,491	20,152	4.35	434,581	15,707	3.61	442,102	13,126	2.97

Short-term borrowings	33,610	1,319	3.93	32,047	1,365	4.26	24,511	557	2.27
Long-term debt	75,087	4,111	5.48	72,530	3,890	5.36	82,243	4,310	5.24

Total interest-bearing liabilities	572,188	25,582	4.47	539,158	20,962	3.89	548,856	17,993	3.28

Non-interest bearing deposits	91,151			93,916			93,447
Other liabilities	4,745			5,770			7,982
Stockholders’ equity	56,922			50,135			43,766

Total liabilities and stockholders’ equity	$725,006			$688,979			$694,051

FTE net interest income/spread		$26,642	3.28%		$27,884	3.72%		$22,427	3.03%

FTE net interest margin			3.95%			4.34%			3.50%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2007, 2006 and 2005, the tax equivalency adjustment amounted to $7,000, $14,000, and $31,000, respectively.

(2)	Includes average balances and income from loans on nonaccrual status

     Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.
CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES
Year Ended December 31,
(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change
Federal funds sold	$5	$296	$301	$226	$(550)	$(324)
Investment securities — taxable	577	(138)	439	836	921	1,757
Investment securities — non-taxable (1)	(2)	(17)	(19)	1	(53)	(52)
Mortgage loans held for sale	2	(538)	(536)	330	(1,088)	(758)
Loans, net of unearned discount	70	3,123	3,193	7,074	729	7,803

Total interest income	652	2,726	3,378	8,467	(41)	8,426

Interest-bearing demand accounts	436	123	559	4	(1)	3
Savings and money market deposits	1,394	612	2,006	1,427	(932)	495
Time deposits	1,516	364	1,880	1,047	1,036	2,083
Short-term borrowings	(107)	61	(46)	487	321	808
Long-term debt	81	140	221	101	(521)	(420)

Total interest expense	3,320	1,300	4,620	3,066	(97)	2,969

Net interest income	$(2,668)	$1,426	$(1,242)	$5,401	$56	$5,457

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.
Provision for Loan Losses
     We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2007, we provided $2.9 million for loan losses, as compared to $1.2 million for the year ended December 31, 2006, an increase of $1.6 million, or 127.49%. During 2007, our provision for loan losses increased due to the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market and the internal growth within the loan portfolio. If the recent trend is prolonged and losses continue to increase, it could result in higher loan losses in the future. Total impaired loans increased 136.89% to $24.4 million at December 31, 2007, with a related reserve of $2.7 million, from $10.3 million at December 31, 2006, with a related reserve of $719,000. Net charge-offs decreased to $339,000 in 2007 from $1.9 million in 2006.
     During 2006, our provision for loan losses increased due to an increase in net charge-offs back to normal levels compared with historical averages and to a lesser extent some growth in the loan portfolio. During the year ended December 31, 2006, we provided $1.2 million for loan losses, as compared to $230,000 for the year ended December 31, 2005, an increase of $1.0 million, or 445.65%.

     The allowance for loan losses as a percentage of loans was 1.51% at December 31, 2007, compared to 1.16% in 2006 and 1.33% in 2005. The increase in this percentage from December 31, 2006 was primarily due to the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market and the internal growth within the loan portfolio.
     Overall, we increased the total balance of the allowance for loan losses in 2007 based upon an analysis of several factors, including an analysis of impaired loans, the general reserve factor analysis referred to in our Critical Accounting Policies, changes in the loan mix, and charge offs that occurred during the year. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income
     The following table describes the items of our non-interest income for the periods indicated:
NON-INTEREST INCOME

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Loans held for sale fee income	$3,160	$5,046	$7,408
NSF charges and service fees	1,418	1,244	1,129
Other service charges	1,412	1,247	1,037
Realized gains on available-for-sale securities, net	105	—	—
Other income	1,105	1,344	1,727

Total non-interest income	$7,200	$8,881	$11,301

     Non-interest income decreased to $7.2 million, or 18.93%, during 2007, from $8.9 million during 2006. This decrease is attributable to a decrease in loans held for sale fee income of $1.9 million. We experienced a decline in our loans held for sale fee income resulting from a decline in residential mortgage origination volume due to the industry wide decline in the real estate market. The volume of closed residential mortgages fell to $185.8 million in 2007 from $336.3 million and $675.6 million in 2006 and 2005, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. NSF charges and service fees increased by $174,000, or 13.99%, from 2006 to 2007. This increase is primarily attributed to an increase in the number of transactional accounts. The fees assessed and collected on these accounts are based on the customer’s activity. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, increased by $165,000, or 13.23%, from 2006 to 2007. This increase is partly attributed to income generated from signature based debit card transactions associated with our new performance checking product and partly due to the increased activity within our investment brokerage department. In 2007, we realized $105,000 of net gains on the sale of available-for-sale securities. We sold some of the bonds in our available-for-sale investment portfolio to provide additional funding for our loan growth. Future growth of other non-interest income categories is dependent upon new product development, and growth in our customer base.
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

Non-interest Expense
     The following table describes the items of our non-interest expense for the periods indicated.
NON-INTEREST EXPENSE

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Salaries and employee benefits	$13,570	$14,737	$15,986
Occupancy	3,200	3,059	3,307
General and administrative	7,447	6,578	6,841

Total non-interest expenses	$24,217	$24,374	$26,134

     Non-interest expense decreased 0.64% to $24.2 million during 2007, compared to $24.4 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 7.92% to $13.6 million in 2007 from $14.7 million in 2006, mainly due to a decline in compensation costs in our mortgage division. During 2007 we continued to restructure and reduce our mortgage division staffing due to the decline in mortgage origination volume and the decline in the real estate market. We had 214 full-time employees at December 31, 2007 compared to 224 full-time employees at December 31, 2006. Occupancy expenses increased $141,000, or 4.61%, due to increased depreciation and maintenance expenses primarily related to the addition of our Lenexa banking center in 2007 as a result of the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank. General and administrative expenses increased $869,000, or 13.21%, primarily due to consulting services related to the mortgage operations restructuring, as well as expenses related to the purchase of Unison Bancorp, Inc. and its subsidiary and marketing efforts focused on our new location in Lenexa.
     Non-interest expense decreased 6.73% to $24.4 million during 2006, compared to $26.1 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 7.81% to $14.7 million in 2006 from $16.0 million in 2005, mainly due to a decline in compensation costs in our mortgage division. We had 224 full-time employees at December 31, 2006 compared to 265 at December 31, 2005. The decrease in full-time equivalent employees is mainly due to the reduction in force in our mortgage operations due to a decline in mortgage volume. Occupancy expenses decreased $248,000, or 7.50%, due to decreased depreciation and maintenance expenses. General and administrative expenses decreased $263,000, or 3.85%, primarily due to decreased advertising expenses related to mortgage lead generation activities.
Income Taxes
     Our income tax expense during 2007 was $2.3 million, compared to $4.2 million during 2006, and $2.8 million during 2005. The decrease in 2007 reflects our lower earnings for the current fiscal year. Our consolidated effective income tax rates of 34%, 38% and 38% for the three years ended December 31, 2007, 2006, and 2005, respectively, varies from the statutory rate principally due to the effects of state income taxes..
Financial Condition
     Lending Activities. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial and commercial real estate, construction, lease financing, residential real estate, consumer and home equity lending. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 48.57%, 44.99% and 45.12% of our total loans at December 31, 2007, 2006 and 2005, respectively.
     Loans were $596.6 million at December 31, 2007, an increase of $68.1 million, or 12.89%, compared to December 31, 2006. Loans were $528.5 million at December 31, 2006, an increase of $25.4 million, or 5.04%, compared to December 31, 2005. The loan to deposit ratio increased to 111.24%, compared to 98.63% at December 31, 2006, and 95.05% at December 31, 2005.

     We experienced increases in most loan categories during 2007. The growth in these categories is primarily a result of the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank, coupled with the efforts and experience of our lending staff. The Company targets consumer lending lines of business in an effort to broadly diversify our risk across multiple lines of business. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$139,120	23.32%	$110,849	20.97%	$112,452	22.35%	$117,604	23.19%	$109,818	25.86%
Commercial real estate	150,655	25.25	126,952	24.02	114,562	22.77	126,205	24.88	87,438	20.59
Construction	188,229	31.55	171,709	32.49	139,662	27.76	130,631	25.76	123,445	29.08
Lease financing	19,724	3.30	18,512	3.50	18,238	3.62	21,203	4.18	22,175	5.22
Residential real estate	37,511	6.29	34,988	6.63	39,371	7.83	30,886	6.09	27,017	6.37
Consumer	22,934	3.84	33,097	6.26	45,221	8.99	48,950	9.65	29,701	6.99
Home equity	38,473	6.45	32,408	6.13	33,637	6.68	31,691	6.25	25,026	5.89

Total loans and leases	596,646	100.00%	528,515	100.00%	503,143	100.00%	507,170	100.00%	424,620	100.00%

Less allowance for loan losses	8,982		6,106		6,704		7,333		7,051

Loans receivable, net	$587,664		$522,409		$496,439		$499,837		$417,569

     Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 5% of total loans. At December 31, 2007, 2006 and 2005, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $188.2 million, or 31.55%, of total loans, as of December 31, 2007. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry exceeding 5% of total loans. The Bank’s lending limit under federal law to any one borrower was $18.6 million at December 31, 2007. The Bank’s largest single borrower, net of participations, at December 31, 2007 had outstanding loans of $12.8 million.
     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2007, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2007 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.
MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES

	As of December 31, 2007
	Less than	One to	Over five		More than One Year
	one year	five years	years	Total	Fixed	Variable
	(In thousands)
Commercial	$67,820	$65,651	$5,649	$139,120	$22,594	$48,706
Commercial Real Estate	23,l05	115,670	11,880	150,655	70,291	57,259
Construction	148,502	35,869	3,858	188,229	20,815	18,912
Non-performing Assets
     Non-performing assets consist primarily of loans past due 90 days or more, nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:

NON-PERFORMING ASSETS

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$680	$802	$781	$2,008	$118
Nonaccrual	60	381	769	543	318
Commercial real estate loans:
Past due 90 days or more	—	4,951	598	—	—
Nonaccrual	512	—	—	158	—
Construction loans:
Past due 90 days or more	10,699	—	585	—	—
Nonaccrual	10,115	136	452	—	487
Lease financing:
Past due 90 days or more	11	186	5	1	—
Nonaccrual	1,084	—	119	80	249
Residential real estate loans:
Past due 90 days or more	1,194	—	—	153	336
Nonaccrual	189	410	1,016	1,315	437
Consumer loans:
Past due 90 days or more	13	13	49	17	42
Nonaccrual	—	47	—	—	—
Home equity loans:
Past due 90 days or more	637	—	—	—	—
Nonaccrual	—	—	—	75	1,068
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—	—	—
Nonaccrual	—	—	—	—	—

Total non-performing loans	25,194	6,926	4,374	4,350	3,055

Foreclosed assets held for sale	2,523	717	711	2,645	416

Total non-performing assets	$27,717	$7,643	$5,085	$6,995	$3,471

Total non-performing loans to total loans	4.22%	1.31%	0.87%	0.86%	0.72%
Total non-performing loans to total assets	3.42	1.00	0.63	0.65	0.49
Allowance for loan losses to non-performing loans	35.65	88.16	153.27	168.60	230.79
Non-performing assets to loans and foreclosed assets held for sale	4.63	1.44	1.01	1.37	0.82
     Non-performing assets. Non-performing assets increased to $27.7 million at December 31, 2007 from $7.6 million at December 31, 2006. The increase is due to the addition of $20.8 million non-performing loans in the construction portfolio. Eight borrowing relationships make up approximately 89% of the $20.8 million, for which management is aggressively pursuing collection. The increase in non-performing assets in the construction portfolio is a result of the industry wide decline in the real estate market. If this trend continues, it could result in an increase in non-performing assets and foreclosed assets held for sale.
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
     Impaired loans totaled $24.4 million at December 31, 2007, $10.3 million at December 31, 2006, and $11.1 million at December 31, 2005, with related allowances for loan losses of $2.7 million, $719,000, and $1.2 million, respectively.

     Total interest income of $1.3 million, $728,000 and $742,000 was recognized on average impaired loans of $17.3 million, $12.1 million and $10.4 million for 2007, 2006 and 2005, respectively. Included in this total is cash basis interest income of $49,000, $53,000 and $15,000 recognized on nonaccrual impaired loans during 2007, 2006 and 2005, respectively.
     Allowance For Loan Losses. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserves, based on loss factors, to the remainder of the loan portfolio. The loss factors are determined based on such items as management’s evaluation of risk in the portfolio, local and national economic conditions, and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.
     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

SUMMARY OF LOAN LOSS EXPERIENCE
AND RELATED INFORMATION

	As of and for the
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance at beginning of period	$6,106	$6,704	$7,333	$7,051	$6,914

Loans charged-off:
Commercial loans	215	1,417	949	1,665	802
Commercial real estate loans	—	—	—	—	395
Construction loans	244	100	—	—	—
Lease financing	139	134	86	220	279
Residential real estate loans	49	318	—	18	—
Consumer loans	16	83	77	80	68
Home equity loans	—	8	16	—	10

Total loans charged-off	663	2,060	1,128	1,983	1,554
Recoveries:
Commercial loans	294	117	154	41	77
Commercial real estate loans	1	—	3	7	10
Construction loans	—	—	—	—	—
Lease financing	9	32	76	166	219
Residential real estate loans	6	47	1	48	—
Consumer loans	14	11	35	38	35
Home equity loans	—	—	—	—	—

Total recoveries	324	207	269	300	341

Net loans charged-off	339	1,853	859	1,683	1,213
Allowance of acquired company	360	—	—	—	—
Provision for loan losses	2,855	1,255	230	1,965	1,350

Balance at end of period	$8,982	$6,106	$6,704	$7,333	$7,051

Loans outstanding:
Average	$563,224	$525,471	$516,643	$463,833	$410,593
End of period	596,646	528,515	503,143	507,170	424,620
Ratio of allowance for loan losses to loans outstanding:
Average	1.59%	1.16%	1.30%	1.58%	1.72%
End of period	1.51	1.16	1.33	1.45	1.66
Ratio of net charge-offs to:
Average loans	0.06	0.35	0.17	0.36	0.30
End of period loans	0.06	0.35	0.17	0.33	0.29
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2007		2006		2005		2004		2003
	(In thousands)
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Commercial	$1,790	19.93%	$1,386	22.70%	$1,863	27.79%	$3,016	41.13%	$2,899	41.12%
Commercial real estate	1,597	17.78	1,674	27.42	1,441	21.49	1,432	19.53	1,161	16.47
Construction	4,188	46.63	1,920	31.44	1,776	26.51	1,475	20.11	1,581	22.42
Lease financing	664	7.39	355	5.81	582	8.68	583	7.95	690	9.78
Residential real estate	377	4.20	402	6.58	536	7.99	209	2.85	273	3.87
Consumer	119	1.32	172	2.82	294	4.38	404	5.51	288	4.09
Home equity	247	2.75	197	3.23	212	3.16	214	2.92	159	2.25

Total	$8,982	100.00%	$6,106	100.00%	$6,704	100.00%	$7,333	100.00%	$7,051	100.00%

     Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments.
     Total investment securities decreased by $10.3 million, or 11.85%, during 2007, as we utilized maturing investment securities and sold approximately $6.1 million to assist in funding our loan growth.
     As of December 31, 2007, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permitted.
     The following table presents the composition of our available-for-sale investment portfolio by major category at the dates indicated.
INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2007	2006	2005
	(In thousands)
U.S. government sponsored agency securities	$75,953	$86,165	$98,667
State and municipal obligations	210	360	674
Equity and other	708	681	646

Total	$76,871	$87,206	$99,987

     The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2007. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

									Total Investment
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(In thousands)

Available-For-Sale
U.S. government sponsored agency	$7,527	4.81%	$49,714	5.11%	$18,712	5.62%	$—	—%	$75,953	5.18%
State and municipal Obligations	210	6.44	—	—	—	—	—	—	210	6.44
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	708	2.96

Total available-for-sale	$7,737	4.85%	$49,714	5.11%	$18,712	5.62%	$—	—%	$76,871	5.16%

     Deposits. Deposits grew by $506,000, or 0.09%, for the year ended December 31, 2007, compared to 2006 year-end. The primary source of deposit growth in 2007 was in money market balances, which increased by $32.9 million, and in interest-bearing demand balances, which increased $9.6 million. The increase in money market balances was primarily due to the deposits acquired in the purchase of Unison Bancorp, Inc. and its subsidiary, Western National Bank and the addition of a new money market product in 2007 offering attractive interest rates. The increase in interest-bearing demand balances during 2007 was a result of our new performance checking product. This checking account has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH or direct deposit each statement cycle. The Bank realizes non-interest income from the signature based debit card transactions, when netted against the high rate paid to the customer, results in a very attractive low cost of funds for the Bank. The growth in these accounts is offset by the decrease in our time deposit accounts. The decrease in our time deposits was attributable to the competitive nature of our market. We have traditionally offered market-competitive rates on our deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. However, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our board of directors.
     The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:
DEPOSITS

	Year Ended December 31,
	2007			2006			2005
	(In thousands)
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		Of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Demand	$87,927	16.39%	—%	$94,823	17.69%	—%	$94,452	17.85%	—%
Savings	8,384	1.57	0.49	8,874	1.66	0.49	9,669	1.82	0.49
Interest-bearing demand	35,983	6.71	2.14	26,427	4.93	0.39	26,560	5.01	0.38
Money Market	153,619	28.64	4.09	23,071	4.31	1.13	27,583	5.21	0.57
Money Management	—	—	—	97,697	18.23	3.61	121,422	22.94	2.60
Time Deposits	250,457	46.69	4.87	284,972	53.18	3.97	249,655	47.17	3.85

Total deposits	$536,370	100.00%		$535,864	100.00%		$529,341	100.00%

     The following table sets forth the amount of our time deposits that are greater than $100,000 by time remaining until maturity as of December 31, 2007:
AMOUNTS AND MATURITIES OF
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2007
		Weighted Average
	Amount	Rate Paid
	(In thousands)
Three months or less	$36,306	5.08%
Over three months through six months	19,091	5.30
Over six months through twelve months	46,733	5.23
Over twelve months	36,922	5.02

Total	$139,052	5.14%

Liquidity and Capital Resources
     Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 72.36% of our total deposits at December 31, 2007, and 73.40% and 74.26% of total deposits at December 31, 2006 and 2005, respectively. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. FHLB borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at December 31, 2007, approximately $40.2 million was available. The Company’s FHLBank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 9 of the Financial Statements). The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling software, to analyze and manage the Company’s liquidity.
     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount of 0.2% of our total assets as of December 31 of the preceding calendar year to meet the asset based stock requirement and 5.00% of our total outstanding FHLBank advances to meet the activity-based stock requirement. The Bank is currently in compliance with this requirement, with a $5.4 million investment in stock of the FHLBank of Topeka as of December 31, 2007. The Bank had $52.5 million and $37.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2007 and 2006, respectively.
     Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the board of directors monthly.

     The following table sets forth a summary of our short-term borrowings during and as of the end of each period indicated.
SHORT-TERM BORROWINGS

		Average
	Amount	amount	Maximum	Weighted	Weighted
	outstanding	outstanding	Outstanding	average interest	Average
	at	during the	At any	rate during	interest rate
	period end	period (1)	Month end	the period	at period end
	(In thousands)
At or for the year ended December 31, 2007:
Federal Home Loan Bank borrowings	$25,000	$2,701	$25,000	5.10%	4.67%
Federal Funds purchased	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	27,956	29,873	35,472	3.78	2.82

Total	$52,956	$32,574		3.89	3.69

At or for the year ended December 31, 2006:
Federal Home Loan Bank borrowings	$—	$6,668	$31,500	5.13%	—%
Federal Funds purchased	—	152	—	5.09	—
Repurchase agreements and other interest bearing liabilities	28,574	24,499	34,052	3.27	4.07

Total	$28,574	$31,319		3.67	4.07

At or for the year ended December 31, 2005:
Federal Home Loan Bank borrowings	$—	$596	$—	2.90%	—%
Federal Funds purchased	—	136	—	3.04	—
Repurchase agreements and other interest bearing liabilities	24,929	23,152	25,252	2.22	2.95

Total	$24,929	$23,884		2.25	2.95

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
     Capital Resources. At December 31, 2007, our total stockholders’ equity was $58.9 million, and our equity to asset ratio was 8.01%. At December 31, 2006, our total stockholders’ equity was $53.8 million, and our equity to asset ratio was 7.77%.
     The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2007, our Tier 1 capital ratio was 10.28%, while our total risk-based capital ratio was 11.53%, both of which exceed the capital minimums established in the risk-based capital requirements.

     Our risk-based capital ratios at December 31, 2007, 2006 and 2005 are presented below.
RISK-BASED CAPITAL

	December 31,
	2007	2006	2005
	(In thousands)
Tier 1 capital
Stockholders’ equity	$58,934	$53,820	$46,255
Intangible assets	(5,942)	(671)	(823)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	(600)	95	473
Trust preferred securities (1)	19,000	17,972	15,576

Total Tier 1 capital	71,392	71,216	61,481

Tier 2 capital
Qualifying allowance for loan losses	8,683	6,106	6,704
Trust preferred securities(1)	—	1,028	4,012

Total Tier 2 capital	8,683	7,134	10,716

Total risk-based capital	$80,075	$78,350	$72,197

Risk weighted assets	$694,318	$628,521	599,880

Ratios at end of period
Total capital to risk-weighted assets ratio	11.53%	12.47%	12.04%
Tier 1 capital to average assets ratio (leverage ratio)	9.86%	10.29%	8.86%
Tier 1 capital to risk-weighted assets ratio	10.28%	11.33%	10.25%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to average assets ratio (leverage ratio)	4.00%	4.00%	4.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%

(1)	Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). Approximately $19.0 million, $18.0 million and $15.6 million of the trust preferred securities have been included as Tier 1 capital as of December 31, 2007, 2006 and 2005, respectively. The remaining balance of the trust preferred securities have been included as Tier 2 capital.

Contractual Obligations
     Our known contractual obligations outstanding as of December 31, 2007 are presented below.

		Payments due by Period (In thousands)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Time Deposit Obligations	$250,457	$179,375	$60,178	$9,752	$1,152
Short-term Debt Obligations	25,000	25,000	—	—	—
Long-term Debt Obligations	80,906	11,140	2,368	24,777	42,621

Total Obligations	$356,363	$215,515	$62,546	$34,529	$43,773

Inflation
     The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. Additional discussion of the impact of interest rate changes is included in Item 7A: Qualitative and Quantitative Disclosure About Market Risk. In addition, we disclose the estimated fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 18 to the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
     The Company enters into off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet arrangements generally are limited to commitments to extend credit, mortgage loans in the process of origination and forward commitments to sell those mortgage loans, letters of credit and lines of credit.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2007, the Company had outstanding commitments to originate loans aggregating approximately $31,074,000.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $3,048,000 and mortgage loans held for sale amounted to $10,978,000 at December 31, 2007. As a result, we had combined forward commitments to sell mortgage loans totaling approximately $14,027,000. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $9,280,000 at December 31, 2007.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2007 unused lines of credit borrowings aggregated approximately $202,380,000.
Recent and Future Accounting Requirements
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
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which replaced Statement No. 141. Statement No. 141R retains the fundamental requirements of Statement No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This statement is effective for annual periods beginning after December 15, 2008. The Company is evaluating the impact, if any, the adoption of FASB Statement No. 141R will have on the Company’s consolidated financial statements.

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
     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank’s net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2007 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk

200 basis point rise	1.92%	(5.92%)
Base Rate Scenario	—	—
200 basis point decline	3.91%	3.98%
     The above table indicates that, at December 31, 2007, in the event of a sudden and sustained increase or decrease in prevailing market rates, our net interest income would be expected to increase. The Company is at a near zero gap position. This is due to the $41.9 million increase in our money market account balances during the year as a result of the acquisition of Unison Bancorp, Inc. and subsidiary, Western National Bank, as well as internal growth. This increase in money market account balances, combined with a near zero gap position, provides the Company with greater control over the cost of its funding base and enables it to expand its net interest margin in an increasing or decreasing rate environment. The above table indicates a greater expansion of the net interest margin in a decreasing rate environment verses an increasing rate environment, and that is due to the floors the Bank has placed on its loans over the last several years. The floors would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

     The above table also indicates that, at December 31, 2007, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease. In other words the loss of our assets would exceed the gains on our liabilities in this interest rate scenario. Currently, under a falling rate environment, the economic value of our equity would increase. In other words the gain on our assets would exceed the loss on our liabilities in this interest rate scenario. The loss in a falling rate environment is similar to the gain in a rising rate environment mainly due to the near zero gap position of the Company.
     The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, based on the information and assumptions set forth below.
INTEREST-RATE SENSITIVITY ANALYSIS

	Expected Maturity or Repricing Date
	(In thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$33,446	$73,392	$106,838	$44,157	$92,036	$31,207	$274,238
Average Interest Rate	7.58%	7.50%	7.53%	7.61%	7.86%	7.52%	7.65%
Variable Rate Loans	305,338	16,931	322,269	5,592	5,525	—	333,386
Average Interest Rate	7.54%	7.88%	7.56%	7.61%	7.90%	—%	7.57%
Fixed Rate Investments	2,500	5,210	7,710	10,997	38,186	18,286	75,179
Average Interest Rate	4.30%	5.03%	4.79%	4.96%	5.16%	5.66%	5.22%
Variable Rate Investments	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—
Interest Bearing Deposits	312	—	312	—	—	—	312
Average Interest Rate	4.06%	—	4.06%	—	—	—	4.06%
Federal Funds Sold	—	—	—	—	—	—	—
Average Interest Rate	—%	—	—%	—	—	—	—%

Total interest-earning assets	$341,596	$95,533	$437,129	$60,746	$135,747	$49,493	$683,115

Interest-Bearing Liabilities:
Interest-bearing demand	$35,983	$—	$35,983	$—	$—	$—	$35,983
Average Interest Rate	2.14%	—	2.14%	—	—	—	2.14%
Savings and money market	162,003	—	162,003	—	—	—	162,003
Average Interest Rate	3.90%	—	3.90%	—	—	—	3.90%
Time deposits	62,696	116,679	179,375	49,117	20,813	1,152	250,457
Average Interest Rate	4.84%	5.01%	4.95%	5.19%	4.32%	4.31%	4.94%
Funds borrowed	91,256	31,008	122,264	1,169	8,477	3,032	134,942
Average Interest Rate	4.61%	4.55%	4.60%	5.32%	4.58%	5.19%	4.62%

Total interest-bearing liabilities	$351,938	$147,687	$499,625	$50,286	$29,290	$4,184	$583,385

Cumulative:
Rate sensitive assets (RSA)	$341,596	$437,129	$437,129	$497,875	$633,622	$683,115	$683,115
Rate sensitive liabilities (RSL)	351,938	499,625	499,625	549,911	579,201	583,385	583,385
GAP (GAP = RSA — RSL)	(10,342)	(62,496)	(62,496)	(52,036)	54,421	99,730	99,730
RSA/RSL	97.06%	87.49%	87.49%	90.54%	109.40%	117.10%
RSA/Total assets	46.40	59.37	59.37	67.62	86.06	92.79
RSL/Total assets	47.80	67.86	67.86	74.69	78.67	79.24
GAP/Total assets	(1.40)	(8.49)	(8.49)	(7.07)	7.39	13.55
GAP/RSA	(3.03)	(14.30)	(14.30)	(10.45)	8.59	14.60
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
     Disclosures about fair values of financial instruments, which reflect changes in market prices and rates, can be found in note 18 to the consolidated financial statements included in this report.

Item 8: Financial Statements and Supplementary Data
     See index to Blue Valley Ban Corp. financial statements on page F-1.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     No items are reportable.
Item 9A: Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. During the year, the Company made no significant changes in internal controls over financial reporting or in other factors that could materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report to this annual report.
Item 9B: Other Information
     No items are reportable.

Part III
Item 10: Directors, Executive Officers and Corporate Governance
     Information regarding the Company’s directors and executive officers is included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is hereby incorporated by reference.
     Information regarding the Bank’s directors and executive officers is included in Part I of this Form 10-K under the caption “Directors and Executive Officers of the Registrant.”
     The Company has adopted a code of conduct that applies to our principal executive, financial, and accounting officers. A copy of our code of conduct can be obtained free of charge by contacting us directly at:
Investor Relations
11935 Riley
Overland Park, KS 66213
913.338.1000
Email: ir@bankbv.com
     We intend to disclose any amendments to, or waivers from, any provision of our code of conduct that applies to our chief executive officer, chief financial officer, or chief accounting officer by posting such information to our website located at www.BankBV.com.
Item 11: Executive Compensation
     This information is included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 13: Certain Relationships, Related Transactions, and Director Independence
     The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies with which they are affiliated.. As of December 31, 2007, the Bank had aggregate loans outstanding to such persons of approximately $20.3 million, which represented 34.42% of our stockholders’ equity of $58.9 million on that date. These loans:
•	were made in the ordinary course of business;
•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and
•	did not involve more than the normal risk of collectibility or present other unfavorable features.

     Information regarding Director Independence is included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 14: Principal Accounting Fees and Services
     This information is included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is hereby incorporated by reference.
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

Date: March 26, 2008	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 26, 2008	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2008	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)

Date: March 26, 2008	By:	/s/ Donald H. Alexander
Donald H. Alexander, Director

Date: March 26, 2008	By:	/s/ Michael J. Brown
Michael J. Brown, Director

Date: March 26, 2008	By:	/s/ Thomas A. McDonnell
Thomas A. McDonnell, Director

Date: March 26, 2008	By:	/s/ Anne D. St. Peter
Anne D. St. Peter, Director

Date: March 26, 2008	By:	/s/ Robert D. Taylor
Robert D. Taylor, Director

Exhibits

3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Form of Agreement as to Expenses and Liabilities. *

4.4	Form of Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Form of Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen’s Assurance Company of America, dated July 15, 1994. *

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen’s Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

10.6	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006*****

10.7	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007*****

10.8	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007*****

11.1	Statement regarding computation of per share earnings. Please see p. F-12.

21.1	Subsidiaries of Blue Valley Ban Corp.

23.3	Consent of BKD, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Commission on April 10, 2000 as an Exhibit to Blue Valley’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

**	Filed with the Commission on March 19, 2004 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

***	Filed with the Commission on July 29, 2005 as an Exhibit to Blue Valley’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

****	Filed with the Commission on March 24, 2005 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*****	Filed with the Commission on March 28, 2007 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

BLUE VALLEY BAN CORP.
DECEMBER 31, 2007, 2006 AND 2005
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas
     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Kansas City, Missouri
March 25, 2008

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands, except share data)
ASSETS

	2007	2006

Cash and due from banks	$17,827	$21,499
Interest bearing deposits in other financial institutions	312	356
Federal funds sold	—	5,375

Cash and cash equivalents	18,139	27,230

Available-for-sale securities	76,871	87,206
Mortgage loans held for sale	10,978	21,805

Loans, net of allowance for loan losses of $8,982 and $6,106 in 2007 and 2006, respectively	587,664	522,409

Premises and equipment, net	18,778	17,953
Foreclosed assets held for sale, net	2,523	717
Interest receivable	4,621	4,200
Deferred income taxes	2,083	2,276
Prepaid expenses and other assets	1,571	1,305
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,043	6,447
Goodwill	4,821	290
Core deposit intangible asset, at amortized cost	1,121	381

Total assets	$736,213	$692,219

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006
LIABILITIES

Deposits
Demand	$87,927	$94,823
Savings, NOW and money market	197,986	156,069
Time	250,457	284,972

Total deposits	536,370	535,864

Other interest-bearing liabilities	29,036	29,558
Short-term debt	25,000	—
Long-term debt	80,906	67,019
Interest payable and other liabilities	5,967	5,958

Total liabilities	677,279	638,399

STOCKHOLDERS’ EQUITY

Capital stock
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2007 — 2,439,655 shares; 2006 — 2,409,490 shares	2,440	2,409
Additional paid-in capital	10,312	9,561
Retained earnings	45,592	41,982
Accumulated other comprehensive income (loss), net of income tax (credits) of $394 in 2007 and $(88) in 2006	590	(132)

Total stockholders’ equity	58,934	53,820

Total liabilities and stockholders’ equity	$736,213	$692,219

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share data)

	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$47,194	$44,537	$37,492
Federal funds sold and other short-term investments	557	256	580
Available-for-sale securities	4,466	4,039	2,317

Total interest income	52,217	48,832	40,389

INTEREST EXPENSE
Interest-bearing demand deposits	656	97	94
Savings and money market deposit accounts	6,362	4,356	3,861
Other time deposits	13,134	11,254	9,171
Federal funds purchased and other interest-bearing liabilities	1,181	1,023	540
Short-term debt	138	342	17
Long-term debt, net	4,111	3,890	4,310

Total interest expense	25,582	20,962	17,993

NET INTEREST INCOME	26,635	27,870	22,396

PROVISION FOR LOAN LOSSES	2,855	1,255	230

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,780	26,615	22,166

NONINTEREST INCOME
Loans held for sale fee income	3,160	5,046	7,408
Service fees	2,830	2,491	2,166
Gains on available for sale securities, net	105	—	—
Other income	1,105	1,344	1,727

Total noninterest income	7,200	8,881	11,301

NONINTEREST EXPENSE
Salaries and employee benefits	13,570	14,737	15,986
Net occupancy expense	3,200	3,059	3,307
Other operating expense	7,447	6,578	6,841

Total noninterest expense	24,217	24,374	26,134

INCOME BEFORE INCOME TAXES	6,763	11,122	7,333

PROVISION FOR INCOME TAXES	2,275	4,199	2,764

NET INCOME	$4,488	$6,923	$4,569

BASIC EARNINGS PER SHARE	$1.86	$2.93	$1.95

DILUTED EARNINGS PER SHARE	$1.84	$2.88	$1.91

DIVIDENDS PER SHARE	$0.36	$0.30	$0.25

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except share data)

						Accumulated
			Additional			Other
	Comprehensive	Common	Paid-In	Retained	Unearned	Comprehensive
	Income	Stock	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, DECEMBER 31, 2004		$2,327	$8,099	$31,809	$(594)	$(257)	$41,384
Issuance of 54,960 shares of common stock		55	1,113		(355)		813
Dividends on common stock ($0.25 per share)				(596)			(596)
Net income	4,569			4,569			4,569
Restricted stock earned, net of forfeitures					301		301
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(144)	(216)					(216)	(216)

	$4,353

BALANCE, DECEMBER 31, 2005		$2,382	$9,212	$35,782	$(648)	$(473)	$46,255

Issuance of 27,444 shares of common stock		27	512				539
Dividends on common stock ($0.30 per share)				(723)			(723)
Net income	6,923			6,923			6,923
Restricted stock earned, net of forfeitures			485				485
Reclassification of unearned compensation in accordance with adoption of SFAS No. 123R		—	(648)		648		—
Change in derivative financial instrument, net of income taxes of $51	76					76	76
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $177	265					265	265

	$7,264

BALANCE, DECEMBER 31, 2006		$2,409	$9,561	$41,982	$—	$(132)	$53,820

Issuance of 10,182 shares of restricted stock, net of forfeitures		10	292				302
Issuance of 15,425 shares of common stock through stock options exercised		16	327				343
Issuance of 4,558 shares of common stock for the employee stock purchase plan		5	132				137
Dividends on common stock ($0.36 per share)				(878)			(878)
Net income	4,488			4,488			4,488
Change in derivative financial instrument, net of income taxes (credit) of $(47)	(70)					(70)	(70)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $528	792					792	792

	$5,210

BALANCE, DECEMBER 31, 2007		$2,440	$10,312	$45,592	$—	$590	$58,934

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,488	$6,923	$4,569
Adjustments to reconcile net income to net cash flow
From operating activities:
Depreciation and amortization	1,606	1,471	1,857
Accretion of premiums on securities	(30)	(92)	(44)
Provision for loan losses	2,855	1,255	230
Provision for other real estate	5	40	—
Deferred income taxes	(1,134)	260	149
Stock dividend on FHLB securities	(264)	(275)	(353)
Net gain on available-for-sale securities	(105)	—	—
Net (gain) loss on sale of foreclosed assets	97	(12)	34
Net (gain) loss on sale of premises and equipment	—	6	(344)
Restricted stock earned and forfeited	316	485	301
Compensation expense related to the employee stock purchase plan	17	19	—
Originations of loans held for sale	(185,809)	(336,254)	(675,636)
Proceeds from the sale of loans held for sale	196,636	328,355	705,874
Changes in:
Interest receivable	(232)	(828)	(997)
Prepaid expenses and other assets	248	3,455	(1,546)
Interest payable and other liabilities	(172)	(3,987)	3,293

Net cash provided by operating activities	18,522	821	37,387

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(55,168)	(28,689)	(4,334)
Proceeds from sales of loan participations	13,235	500	6,400
Purchase of premises and equipment	(649)	(671)	(707)
Proceeds from sale of premises and equipment	—	—	993
Proceeds from the sale of foreclosed assets, net of expenses	1,133	930	3,002
Proceeds from sales of available-for-sale securities	6,105	—	—
Proceeds from maturities of available-for-sale securities	55,250	36,310	26,440
Purchases of available-for-sale securities	(47,970)	(22,995)	(60,393)
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(314)	—	(150)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	686	2,319	—
Sale of Western National Bank charter and other assets	392	—	—
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	(6,255)	—	—
Proceeds from other investing activities	123	—	—

Net cash used in investing activities	(33,432)	(12,296)	(28,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, money market, NOW and savings accounts	7,042	(28,794)	(25,182)
Net (decrease) increase in time deposits	(37,777)	35,317	31,877
Net (decrease) increase in federal funds purchased and other interest-bearing liabilities	(1,426)	3,270	3,907
Net proceeds from short-term debt	25,000	—	—
Repayments of long-term debt	(1,763)	(21,087)	(23,269)
Proceeds from long-term debt	15,000	10,000	21,244
Dividends paid on common stock	(723)	(596)	(465)
Net proceeds the sale of additional stock	466	538	813

Net cash provided by (used in) financing activities	5,819	(1,352)	8,925

Increase (decrease) in cash and cash equivalents	(9,091)	(12,827)	17,563
Cash and cash equivalents, beginning of year	27,230	40,057	22,494

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,139	$27,230	$40,057

SUPPLEMENTAL CASH FLOWS INFORMATION
Loans transferred to foreclosed assets held for sale	$3,023	$964	$1,102
Restricted stock issued	$10	$—	$355
Cash dividends declared on common stock	$878	$723	$596
Interest paid	$25,175	$20,587	$17,742
Income taxes paid (net of refunds)	$561	$4,035	$1,289
Assets acquired and liabilities assumed (see Note 21)	$33,668	$—	$—
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     The Company is a holding company for Bank of Blue Valley (the Bank), Blue Valley Building Corp., BVBC Capital Trust II and BVBC Capital Trust III through 100% ownership of each. In addition, the Company owns 49% of Homeland Title, LLC.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash Equivalents
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2007, cash equivalents consisted of federal funds sold.
     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2007 was $698,000.
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
Other Investments
     The Company, as a member of the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Bankers Bank of Kansas (BBOK) systems, is required to maintain an investment in capital stock of FHLB, FRB and BBOK. No ready market exists for the stock, and the stocks have no quoted market value. Such stock is recorded at cost.
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
DECEMBER 31, 2007, 2006 AND 2005
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported using the interest method and includes amortization of net deferred loan fees over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is generally accounted for on a cost recovery basis, meaning interest is not recognized until the full past due balance has been collected. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)
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
Goodwill
     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount an impairment of goodwill is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As a result of routine annual assessments, no impairment of goodwill was recorded in 2007. The changes in carrying value of goodwill for years ended December 31, 2007 and 2006:

2007
(In thousands)

Balance as of January 1, 2007	$290
Goodwill relating to acquisition of Unison Bancorp, Inc. and subsidiary in 2007	4,531

Balance as of December 31, 2007	$4,821

Core Deposit Intangible Assets
     Intangible assets are being amortized on the straight-line basis over periods ranging from seven to 15 years. Such assets are periodically evaluated as to the recoverability of their carrying value.
Fee Income
     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.
Reclassification
     Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income.
Income Taxes
     Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Share
     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the year. The computation of per share earnings is as follows:

	2007	2006	2005
	(In thousands, except share and per share data)

Net income	$4,488	$6,923	$4,569

Average common shares outstanding	2,410,621	2,365,932	2,348,805
Average common share stock options outstanding	27,582	41,870	39,726

Average diluted common shares	2,438,203	2,407,802	2,388,531

Basic earnings per share	$1.86	$2.93	$1.95

Diluted earnings per share	$1.84	$2.88	$1.91

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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which replaced Statement No. 141. Statement No. 141R retains the fundamental requirements of Statement No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This statement is effective for annual periods beginning after December 15, 2008. The Company is evaluating the impact, if any, the adoption of FASB Statement No. 141R will have on the Company’s consolidated financial statements.
NOTE 2: AVAILABLE-FOR-SALE SECURITIES
     The amortized cost and estimated fair value of available-for-sale securities are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$74,969	$985	$(1)	$75,953
State and political subdivisions	210	—	—	210
Equity and other securities	718	—	(10)	708

	$75,897	$985	$(11)	$76,871

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$86,475	$65	$(375)	$86,165
State and political subdivisions	360	—	—	360
Equity and other	718	—	(37)	681

	$87,553	$65	$(412)	$87,206

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)
     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$7,710	$7,737
Due after one through five years	49,183	49,714
Due after five years	18,286	18,712

Total	75,179	76,163
Equity and other securities	718	708

	$75,897	$76,871

     The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $10,998,000 and $11,152,000 at December 31, 2007 and $30,993,000 and $30,916,000 at December 31, 2006.
     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At December 31, 2007, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	2007	2006
	(In thousands)
Balance as of December 31	$27,956	$28,574
Carrying value of securities pledged to secure agreements to repurchases at December 31	$47,657	$40,309
Average balance during the year of securities sold under agreements to repurchase	$29,873	$24,499
Maximum amount outstanding at any month-end during the year	$35,472	$34,052
     Gross gains of $105,000, $0, and $0 were realized in 2007, 2006 and 2005, respectively, and no gross losses were realized in 2007, 2006 and 2005, respectively, from sales of available-for-sale securities.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)
     Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:
December 31, 2007
(In thousands)

	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$—	$—	$2,499	$1	$2,499	$1
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	708	10	708	10

Total temporarily impaired securities	$—	$—	$3,207	$11	$3,207	$11

December 31, 2006
(In thousands)

	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$37,855	$134	$36,251	$241	$74,106	$375
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	681	37	681	37

Total temporarily impaired securities	$37,855	$134	$36,932	$278	$74,787	$412

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
     Categories of loans at December 31, 2007 and 2006 include the following:

	2007	2006
	(In thousands)

Commercial loans	$139,120	$110,849
Commercial real estate loans	150,655	126,952
Construction loans	188,229	171,709
Lease financing	19,724	18,512
Residential real estate loans	37,511	34,988
Consumer loans	22,934	33,097
Home equity loans	38,473	32,408

Total loans	596,646	528,515
Less: Allowance for loan losses	8,982	6,106

Net loans	$587,664	$522,409

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     Activity in the allowance for loan losses was as follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$6,106	$6,704	$7,333
Provision charged to expense	2,855	1,255	230
Allowance of acquired company	360	—	—
Losses charged off, net of recoveries of $324,000, $207,000 and $269,000 for 2007, 2006 and 2005, respectively	(339)	(1,853)	(859)

Balance, end of year	$8,982	$6,106	$6,704

     Impaired loans totaled $24.4 million and $10.3 million at December 31, 2007 and 2006, respectively, with related allowances for loan losses of $2.7 million and $719,000, respectively. At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled $13.2 million and $5.9 million respectively. Non-accrual loans were $12.0 million and $973,000 at December 31, 2007 and 2006, respectively.
     Total interest income of $1.3 million, $728,000 and $742,000 was recognized on average impaired loans of $17.3 million, $12.1 million and $10.4 million for 2007, 2006 and 2005, respectively. Included in this total is cash-basis interest income of $49,000, $53,000 and $15,000 recognized on impaired loans on nonaccrual during 2007, 2006 and 2005, respectively.
NOTE 4: PREMISES AND EQUIPMENT
     Major classifications of these assets are as follows:

	2007	2006
	(In thousands)

Land	$4,885	$4,185
Building and improvements	15,626	14,749
Furniture and equipment	7,183	6,604
Land improvements, net	285	285

	27,979	25,823
Less accumulated depreciation	9,201	7,870

Total premises and equipment	$18,778	$17,953

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 5: CORE DEPOSIT INTANGIBLE ASSETS
     The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2007 and 2006 were:

	2007		2006

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangible	$3,286	$(2,165)	$2,286	$(1,905)

     Amortization expense for the years ended December 31, 2007 and 2006, was $260,000 and $152,000, respectively. Estimated amortization expense for each of the following five years is:

(In thousands)
2008	$295
2009	219
2010	143
2011	143
2012	143
NOTE 6: INTEREST-BEARING DEPOSITS
     Interest-bearing time deposits in denominations of $100,000 or more were $139,052,000 on December 31, 2007 and $165,278,000 on December 31, 2006. The Company acquires brokered deposits in the normal course of business. At December 31, 2007 and 2006, brokered deposits of $31,471,000 and $31,771,000, respectively, were included in the Company’s time deposit balance.
     At December 31, 2007, the scheduled maturities of time deposits are as follows:

(In thousands)
2008	$179,375
2009	49,117
2010	11,061
2011	5,071
2012	4,681
2013 and thereafter	1,152

$250,457

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 7: OPERATING LEASES
     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2012. Minimum future rent receivable under noncancellable operating leases at December 31, 2007 was as follows:

(In thousands)
2008	322
2009	120
2010	88
2011	78
2012	65

$673

     The Company leases space from others under operating leases expiring in 2010. Consolidated rental and operating lease expenses were $35,000, $0 and $34,000 in 2007, 2006 and 2005, respectively. The Company had no leased space from others during 2006. Minimum rental commitments payable under operating leases at December 31, 2007 was as follows:

(In thousands)
2008	45
2009	45
2010	19

$109

NOTE 8: INCOME TAXES
     The provision for income taxes consists of the following:

	2007	2006	2005
	(In thousands)
Taxes currently payable	$3,409	$3,939	$2,615
Deferred income taxes	(1,134)	260	149

	$2,275	$4,199	$2,764

     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2007	2006	2005
	(In thousands)
Computed at the statutory rate (34%)	$2,299	$3,793	$2,493
Increase (decrease) resulting from:
Tax-exempt interest	(28)	(32)	(54)
State income taxes	200	251	232
Other	(196)	187	93

Actual tax provision	$2,275	$4,199	$2,764

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 8: INCOME TAXES (Continued)
     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2007 and 2006 consolidated balance sheets are as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,279	$2,343
Accumulated depreciation on available-for- sale securities	—	139
Deferred compensation	171	41
Offering costs	231	241
Nonaccrual loan interest	52	—
Net Operating Loss carried from Unison Bancorp Inc. and subsidiary acquisition	77	—
Other	129	693

	3,939	3,457

Deferred tax liabilities:
Accumulated depreciation	(465)	(503)
FHLBank stock basis	(464)	(380)
Accumulated appreciation on available-for- sale securities	(394)	—
Prepaid intangibles	(168)	(157)
Core Deposit Intangible related to Unison Bancorp Inc. and subsidiary acquisition	(304)	—
Other	(61)	(141)

	(1,856)	(1,181)

Net deferred tax asset	$2,083	$2,276

NOTE 9: SHORT TERM DEBT
     Short-term debt at December 31, 2007 and 2006 consisted of the following components:

	2007	2006
	(In thousands)
Federal Home Loan Bank advance (A)	$25,000	$—
JP Morgan Chase operating line of credit (B)	—	—

Total short-term debt	$25,000	$—

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 4.67% on December 31, 2007.

(B)	Line of credit matures May 31, 2008; collateralized by stock in the Company’s subsidiary bank. The line of credit bears a variable interest rate of the Federal Funds rate plus 1.63%.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 10: LONG TERM DEBT
     Long-term debt at December 31, 2007 and 2006 consisted of the following components:

	2007	2006
	(In thousands)
Note payable — Ban Corp (A)	$2,781	$3,381
Note payable — Blue Valley Building Corp. (B)	6,037	6,550
Federal Home Loan Bank advances (C)	52,500	37,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$80,906	$67,019

(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 11).

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2008, 2011, 2012, 2013, 2015 and 2016; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2007, approximately $40,202,000 was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
     Aggregate annual maturities of long-term debt at December 31, 2007 are as follows:

(In thousands)
2008	$11,140
2009	1,169
2010	1,199
2011	8,731
2012	16,046
Thereafter	42,621

$80,906

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
     As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 10). The agreement provides for the Company to receive interest from the counterparty at an amount which offsets the note’s variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.
     Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through December 31, 2007. A $70,000 unrealized loss has been recognized as a component of other comprehensive income (loss) in 2007.
NOTE 12: REGULATORY MATTERS
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 12: REGULATORY MATTERS (Continued)
The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
As of December 31, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$80,075	11.53%	$55,545	8.00%	N/A

Bank Only	$73,947	10.89%	$54,329	8.00%	$67,911	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$71,392	10.28%	$27,773	4.00%	N/A

Bank Only	$65,452	9.64%	$27,165	4.00%	$40,747	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$71,392	9.86%	$28,953	4.00%	N/A

Bank Only	$65,452	9.23%	$28,360	4.00%	$35,450	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
As of December 31, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$78,350	12.47%	$50,194	8.00%	N/A

Bank Only	$73,225	11.95%	$49,007	8.00%	$61,259	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$71,216	11.33%	$25,097	4.00%	N/A

Bank Only	$67,119	10.96%	$24,503	4.00%	$36,755	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$71,216	10.29%	$27,559	4.00%	N/A

Bank Only	$67,119	9.91%	$27,081	4.00%	$33,851	5.00%

     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2007, approximately $4,985,000 of retained earnings were available for dividend declaration without prior regulatory approval.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 13: TRANSACTIONS WITH RELATED PARTIES
     At December 31, 2007 and 2006, the Company had loans outstanding to executive officers, directors and to companies in which the Bank’s executive officers or directors were principal owners, in the amounts of $20,288,000 and $10,773,000, respectively. Related party transactions for 2007 and 2006 were as follows:

	2007	2006
	(In thousands)
Balance, beginning of year	$10,773	$12,258
New loans	19,035	7,651
Repayments and reclassifications	(9,520)	(9,136)

Balance, end of year	$20,288	$10,773

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
NOTE 14: PROFIT SHARING AND 401(K) PLANS
     The Company’s profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company’s matching contributions to the 401(k) plan are vested immediately. Combined Company contributions charged to expense for 2007, 2006 and 2005 were $782,000, $743,000 and $698,000, respectively.
NOTE 15: EQUITY INCENTIVE COMPENSATION
     The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.
     Under the fixed option provisions of the Plan, the Company may grant options for shares of common stock that vest two years from the date of grant to its employees.. At December 31, 2007, the Company had 221,709 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.
     During 2007, 2006 and 2005, the Company granted no stock options, but did grant 13,600, 0 and 12,400 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vest in the stock after one year from the date of the grant. The non vested shares were 18,000, 10,800, and 36,350 as of December 31, 2007, 2006 and 2005, respectively. The cost basis of the restricted shares granted, equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. The amount of unrecognized compensation costs was $230,200, $162,800, and $648,000 as of December 31, 2007, 2006, and 2005, respectively. During 2007, 2006 and 2005, 2,025, 2,400 and 2,925 shares of restricted stock were forfeited, respectively.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 15: EQUITY INCENTIVE COMPENSATION (Continued)
     A summary of the status of option shares under the plan at December 31, 2007, 2006 and 2005, and changes during the years then ended, is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	84,300	$19.11	111,400	$18.38	155,000	$17.80
Exercised	(15,425)	15.42	(27,100)	16.12	(41,425)	16.00
Forfeited	(2,550)	25.00	—	—	(2,175)	22.47

Outstanding, end of year	66,325	$19.73	84,300	$19.11	111,400	$18.38

Options exercisable, end of year	66,325	$19.73	84,300	$19.11	111,400	$18.38

     The weighted-average remaining contractual life of option shares at December 31, 2007 was 3.74 years. Exercise prices ranged from $7.50 to $25.00. Information about options outstanding and exercisable as of December 31, 2007 is set forth in the following table.

	Options Outstanding and Exercisable
Exercise	Number Outstanding and	Weighted Average	Weighted Average
Prices	Exercisable at 12/31/07	Remaining Contractual Life	Exercise Price

$11.25	2,800	1 year	$11.25
14.38	6,500	2 years	14.38
16.50	13,550	3 years	16.50
19.50	23,000	4 years	19.50
25.00	20,475	5 years	25.00

	66,325

NOTE 16: EMPLOYEE STOCK PURCHASE PLAN
     The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February, 2004. Expense associated with the plan recognized in 2007 and 2006 was approximately $17,000 and $19,000, respectively. Information about employee stock purchase plan activity as of December 31, 2007 and 2006 is set forth in the following table.

Employee Stock Purchase Plan Activity
Plan year ending January	Shares purchased	Purchase Price

2007	4,558	$25.50
2006	4,073	$19.55

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 17: OTHER INCOME/EXPENSE
     Other income consists of the following:

	2007	2006	2005
	(In thousands)
Rental income	$481	$459	$365
Other income	624	885	1,362

Total	$1,105	$1,344	$1,727

Other operating expenses consist of the following:

	2007	2006	2005
	(In thousands)
Advertising	$998	$1,080	$1,413
Loan processing fees	484	904	232
Data processing	1,077	889	863
Professional fees	1,271	631	790
Other expense	3,617	3,074	3,543

Total	$7,447	$6,578	$6,841

NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:

Cash and cash equivalents	$18,139	$18,139	$27,230	$27,230
Available-for-sale securities	76,871	76,871	87,206	87,206
Mortgage loans held for sale	10,978	10,978	21,805	21,805
Interest receivable	4,621	4,621	4,200	4,200
Loans, net of allowance for loan losses	587,664	590,500	522,409	516,011
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,043	7,043	6,447	6,447

Financial liabilities:
Deposits	536,370	537,412	535,864	535,643
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	29,036	29,036	29,558	29,558
Short-term debt	25,000	25,000	—	—
Long-term debt	80,906	81,963	67,019	64,702
Interest payable	2,459	2,459	2,053	2,053

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Forward commitments	—	—	—	—
NOTE 19: COMMITMENTS AND CREDIT RISKS
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
     At December 31, 2007 and 2006, the Company had outstanding commitments to originate loans aggregating approximately $31,074,000 and $38,025,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 19: COMMITMENTS AND CREDIT RISKS (Continued)
     Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.
     Total mortgage loans in the process of origination amounted to $3,048,000 and $14,041,000 and mortgage loans held for sale amounted to $10,978,000 and $21,805,000 at December 31, 2007 and 2006, respectively. Related forward commitments to sell mortgage loans amounted to approximately $14,027,000 and $35,846,000 at December 31, 2007 and 2006, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
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
     The Company had total outstanding letters of credit amounting to $9,280,000 and $15,498,000 at December 31, 2007 and 2006, respectively.
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
     At December 31, 2007 and 2006, unused lines of credit borrowings aggregated approximately $202,380,000 and $187,066,000, respectively.
     Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2007 there were no federal funds sold balances. At December 31, 2006 federal funds sold totaling $5,375,000 were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $5,375,000 on that date.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 20: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements.

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except per share data)

Interest income	$12,713	$13,143	$13,605	$12,756	$12,827	$12,647	$12,031	$11,327
Interest expense	6,297	6,734	6,561	5,990	5,660	5,381	5,194	4,727

Net interest income	6,416	6,409	7,044	6,766	7,167	7,266	6,837	6,600
Provision for loan losses	1,865	590	—	400	50	540	590	75

Net interest income after provision for loan losses	$4,551	$5,819	$7,044	$6,366	$7,117	$6,726	$6,247	$6,525
Noninterest income	1,636	1,761	1,806	1,997	2,346	2,364	2,139	2,032
Noninterest expense	5,474	5,848	6,311	6,584	6,094	5,880	5,954	6,446

Income before income taxes	713	1,732	2,539	1,779	3,369	3,210	2,432	2,111
Income taxes (1)	35	646	979	615	1,270	1,219	916	794

Net income	$678	$1,086	$1,560	$1,164	$2,099	$1,991	$1,516	$1,317

Net Income per Share Data
Basic	$0.28	$0.45	$0.65	$0.48	$0.89	$0.84	$0.64	$0.56

Diluted	$0.28	$0.44	$0.64	$0.48	$0.87	$0.83	$0.63	$0.55

Balance Sheet
Total assets	$736,213	$730,449	$738,187	$739,864	$692,219	$684,935	$675,186	$705,682
Total loans, net	587,664	554,161	547,405	552,288	522,409	527,864	515,922	522,492
Stockholders’ equity	58,934	58,788	56,887	55,419	53,820	52,195	49,437	47,742

(1)	Income taxes were adjusted in the 4th Quarter to correct the effective rate taken during the previous quarters in 2007.
     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.
NOTE 21: BUSINESS ACQUISITION
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 21: BUSINESS ACQUISITION (Continued)
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

     The Company acquired identifiable intangibles which consisted of the core deposit base of $1,000,000, which has a useful life of approximately seven years and is being amortized using the straight-line method and the bank charter, which was subsequently sold to Northland National Bank on March 29, 2007. Since the transaction was structured as a stock acquisition the tax bases of the assets and liabilities carried over from the acquiree. As a result, the $1,000,000 core deposit intangible and $4,531,000 of goodwill are not considered deductible for income tax purposes.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$1,261	$922
Investments in subsidiaries:
Bank of Blue Valley	71,988	67,619
Blue Valley Building Corp.	8,437	8,141
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	374	704

Total Assets	$82,648	$77,974

LIABILITIES
Long-term debt	$2,781	$3,381
Subordinated debentures	19,588	19,588
Other liabilities	1,345	1,185

Total Liabilities	23,714	24,154

STOCKHOLDERS’ EQUITY
Common stock	2,440	2,409
Additional paid-in capital	10,312	9,561
Retained earnings	45,592	41,982
Accumulated other comprehensive loss, net of income tax (credits) of $394 and $(88) at 2007 and 2006, respectively	590	(132)

Total Stockholders’ Equity	58,934	53,820

Total Liabilities and Stockholders’ Equity	$82,648	$77,974

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Income
Dividends from subsidiaries	$12,495	$2,104	$52
Other income	15	65	64

	12,510	2,169	116

Expenses	2,174	2,252	2,572

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	10,336	(83)	(2,456)
Credit for income taxes	(818)	(729)	(835)

Income (loss) before equity in undistributed net income of subsidiaries	11,154	646	(1,621)
Equity in undistributed (distributions in excess of) net income of subsidiaries	(6,666)	6,277	6,190

Net income	$4,488	$6,923	$4,569

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,488	$6,923	$4,569
Items not requiring (providing) cash:
Deferred income taxes	(42)	(2,982)	835
Equity in undistributed (distributions in excess of) net income of subsidiaries	6,666	(6,277)	(6,190)
Restricted stock earned	316	485	301
Changes in:
Other assets	255	5,866	(1,515)
Other liabilities	52	(3,399)	1,089

Net cash provided by (used in) operating activities	11,735	616	(911)

CASH FLOW FROM INVESTING ACTIVITIES
Capital contributed to subsidiary	(5,764)	—	(12)
Purchase of Unison Bancorp, Inc. and subsidiary	(10,284)	—	—
Proceeds from sale of assets and liabilities of Western National Bank	5,834	—	—
Sale of Western National Bank charter	325	—	—

Net cash used in investing activities	(9,889)	—	(12)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(1,250)	(600)	(12,375)
Proceeds from long-term debt	—	—	11,856
Dividends paid on common stock	(723)	(596)	(465)
Proceeds from sale of common stock	466	538	813

Net cash used in financing activities	(1,507)	(658)	(171)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	339	(42)	(1,094)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	922	964	2,058

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,261	$922	$964