Form 10-Q
period 2008-03-31
BLUE VALLEY BAN CORP
filed 2008-05-15
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15933
BLUE VALLEY BAN CORP.
(Exact name of registrant as specified in its charter)

Kansas	48-1070996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11935 Riley
Overland Park, Kansas	66225-6128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (913) 338-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Guarantee with respect to the Trust Preferred Securities, $8.00 par value, of BVBC Capital Trust I (None of which are currently outstanding)	None currently
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of March 31, 2008 the registrant had 2,459,942 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of March 31, 2008, and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 25, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, llp
Kansas City, Missouri
May 15, 2008

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$20,287	$17,827
Interest-bearing deposits in other financial institutions	342	312
Federal funds sold	14,538	—

Cash and cash equivalents	35,167	18,139

Available-for-sale securities	68,346	76,653
Mortgage loans held for sale	6,702	10,978

Loans, net of allowance for loan losses of $9,236 and $8,982 in 2008 and 2007, respectively	613,304	587,664

Premises and equipment, net	18,536	18,778
Foreclosed assets held for sale, net	5,189	2,523
Interest receivable	4,122	4,621
Deferred income taxes	1,972	2,083
Prepaid expenses and other assets	1,555	1,571
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,323	7,261
Goodwill	4,821	4,821
Core deposit intangible asset, at amortized cost	1,048	1,121

Total assets	$768,085	$736,213

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES

Deposits
Demand	$91,458	$87,927
Savings, NOW and money market	198,532	197,986
Time	254,203	250,457

Total deposits	544,193	536,370

Other interest-bearing liabilities	34,545	29,036
Short-term debt	15,000	25,000
Long-term debt	110,623	80,906
Interest payable and other liabilities	3,662	5,967

Total liabilities	708,023	677,279

STOCKHOLDERS’ EQUITY

Capital stock
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2008 - 2,459,942 shares; 2007 - 2,439,655 shares	2,460	2,440
Additional paid-in capital	10,534	10,312
Retained earnings	46,222	45,592
Accumulated other comprehensive income, net of income tax of $564 in 2008 and $394 in 2007	846	590

Total stockholders’ equity	60,062	58,934

Total liabilities and stockholders’ equity	$768,085	$736,213

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$10,625	$11,637
Federal funds sold and other short-term investments	39	99
Available-for-sale securities	977	1,020

Total interest income	11,641	12,756

INTEREST EXPENSE
Interest-bearing demand deposits	228	80
Savings and money market deposit accounts	890	1,312
Other time deposits	3,167	3,344
Federal funds purchased and other interest-bearing liabilities	130	297
Short-term debt	44	42
Long-term debt, net	1,243	915

Total interest expense	5,702	5,990

NET INTEREST INCOME	5,939	6,766

PROVISION FOR LOAN LOSSES	900	400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,039	6,366

NONINTEREST INCOME
Loans held for sale fee income	733	1,102
Service fees	696	654
Gain on sale of available-for-sale securities	478
Other income	259	241

Total noninterest income	2,166	1,997

NONINTEREST EXPENSE
Salaries and employee benefits	3,528	3,898
Net occupancy expense	844	769
Other operating expense	1,838	1,917

Total noninterest expense	6,210	6,584

INCOME BEFORE INCOME TAXES	995	1,779

PROVISION FOR INCOME TAXES	365	615

NET INCOME	$630	$1,164

BASIC EARNINGS PER SHARE	$0.26	$0.48

DILUTED EARNINGS PER SHARE	$0.26	$0.48

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007
(In thousands, except share data)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-In	Retained	Comprehensive
	Income	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2006		$2,409	$9,561	$41,982	$(132)	$53,820

Issuance of 30 shares of common stock		—	5	—	—	5
Issuance of 13,600 shares of restricted stock, net of forfeiture		14	52	—	—	66
Issuance of 5,950 shares of common stock through stock options exercised		6	141	—	—	147
Issuance of 4,558 shares common stock for the employee stock purchase plan		4	112	—	—	116
Net income	$1,164	—	—	1,164	—	1,164
Change in derivative financial instrument, net of income taxes (credit) of $(13)	(19)	—	—	—	(19)	(19)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $80	120	—	—	—	120	120

BALANCE, MARCH 31, 2007	$1,265	$2,433	$9,871	$43,146	$(31)	$55,419

BALANCE, DECEMBER 31, 2007		$2,440	$10,312	$45,592	$590	$58,934

Issuance of 15,100 shares of restricted stock, net of forfeiture		15	73	—	—	88
Issuance of 1,600 shares of common stock through stock options exercised		2	37	—	—	39
Issuance of 3,587 shares common stock for the employee stock purchase plan		3	112	—	—	115
Net income	$630	—	—	630	—	630
Change in derivative financial instrument, net of income taxes (credit) of $(29)	(43)	—	—	—	(43)	(43)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $199	299	—	—	—	299	299

BALANCE, MARCH 31, 2008	$886	$2,460	$10,534	$46,222	$846	$60,062

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(In thousands)

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$630	$1,164
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	380	343
Amortization (accretion) of discounts/premiums on securities	5	(7)
Provision for loan losses	900	400
Deferred income taxes	(59)	255
Stock dividends on FHLB securities	(62)	(69)
Gain on sale of available-for-sale securities	(478)	—
Loss on sale of foreclosed assets	44	62
Restricted stock earned and forfeited	88	79
Compensation expense related to the employee stock purchase plan	5	6
Originations of loans held for sale	(51,388)	(59,172)
Proceeds from the sale of loans held for sale	55,664	74,548
Changes in
Interest receivable	499	(939)
Prepaid expenses and other assets	(59)	245
Interest payable and other liabilities	(1,432)	(1,257)

Net cash provided by operating activities	4,737	15,658

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(28,907)	(2,071)
Purchase of premises and equipment	(62)	(258)
Proceeds from the sale of foreclosed assets, net of expenses	(343)	378
Purchases of available-for-sale securities	(10,000)	(1,999)
Proceeds from maturities of available-for-sale securities	6,800	2,000
Proceeds from sale of available-for-sale securities	12,478	—
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	(314)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	619
Sale of Western National Bank charter and other assets	—	392
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	—	(6,255)

Net cash used in investing activities	(20,034)	(7,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	4,077	12,316
Net increase in time deposits	3,746	1,516
Net increase in other interest-bearing liabilities	5,509	1,838
Net repayment from short-term debt	(10,000)	—
Repayments of long-term debt	(283)	(926)
Proceeds from long-term debt	30,000	—
Dividends paid on common stock	(878)	(723)
Net proceeds from the sale of additional stock	154	255

Net cash provided by (used in) financing activities	32,325	14,276

Increase in cash and cash equivalents	17,028	22,426
Cash and cash equivalents, beginning of period	18,139	27,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,167	$49,656

SUPPLEMENTAL CASH FLOWS INFORMATION
Assets acquired and liabilities assumed (see Note 8)	$—	$33,668
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2008, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended March 31, 2008 and 2007, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted FASB Statement No. 157 as of January 1, 2008, and the adoption had no significant impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 2: New Accounting Pronouncements (Continued)
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
The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to adopt FASB Statement 159 for any financial instruments.
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
The computation of per share earnings for the three-months ended March 31, 2008 and 2007 is as follows:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 3: Earnings Per Share(Continued)

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
	(In thousands, except
	share and per share data)
Net income	$630	$1,164

Average common shares outstanding	2,428,884	2,403,837
Average common share stock options outstanding	27,681	34,581

Average diluted common shares	2,456,565	2,438,418

Basic earnings per share	$0.26	$0.48

Diluted earnings per share	$0.26	$0.48

Note 4: Short-Term Debt
Short-term debt at March 31, 2008 and December 31, 2007 consisted of the following components:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advance (A)	$—	$25,000
JP Morgan Chase operating line of credit (B)	15,000	—

Total short-term debt	$15,000	$25,000

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 4.67% on December 31, 2007.

(B)	$15 million line of credit matures May 31, 2008; collateralized by stock in the Company’s subsidiary bank. The line of credit bears a variable interest rate of the Federal Funds Rate plus 1.63%. As of March 31, 2008, the interest rate was 3.88%.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 5: Long-Term Debt
Long-term debt at March 31, 2008 and December 31, 2007, consisted of the following components:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Note payable — Blue Valley Ban Corp (A)	$2,631	$2,781
Note payable — Blue Valley Building Corp. (B)	5,904	6,037
Federal Home Loan Bank advances (C)	82,500	52,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$110,623	$80,906

(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 6).

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2008, 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.682%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2008, approximately $30.0 million was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 5: Long-Term Debt (Continued)
Aggregate annual maturities of long-term debt at March 31, 2008 are as follows:

(In thousands)
April 1 to December 31, 2008	$10,857
2009	1,169
2010	1,199
2011	8,731
2012	16,046
Thereafter	72,621

$110,623

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
Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through March 31, 2008. A $43,000 unrealized loss has been recognized as a component of other comprehensive income (loss).
Note 7: Disclosures About Fair Value of Assets and Liabilities
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.
FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 7: Disclosures About Fair Value of Assets and Liabilities (Continued)

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the Company’s condensed consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities includes exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government sponsored agencies and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.
Interest Rate Swap Agreement
The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data, and therefore, are classified within Level 2 of the valuation hierarchy.
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other
		Markets for	Observable
		Identical Assts	Inputs
	Fair Value	(Level 1)	(Level 2)
		(In thousands)
Available-for-Sale Securities	$68,346	$493	$67,853
Interest rate Swap Agreement	(61)	—	(61)

	$68,285	$493	$67,792

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 7: Disclosures About Fair Value of Assets and Liabilities (Continued)
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the 2008 first quarter, certain impaired collateral dependent loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $3,992,000 as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral.
Note 8: Business Acquisition
On February 16, 2007, the Company acquired 100% of the outstanding common stock of Unison Bancorp, Inc. (“Unison”) and its subsidiary, Western National Bank of Lenexa, Kansas (“Western”) for $10,180,000 in cash and merged Unison into the Company. On March 29, 2007, the Company sold Western to Northland National Bank, Kansas City, Missouri, and simultaneously the Company’s subsidiary, Bank of Blue Valley, purchased the assets and assumed the liabilities of Western, with the exception of the bank charter and some miscellaneous assets and received $392,000 cash as a net result. As a result of the acquisition, the Company has had the opportunity to continue its expansion in Johnson County. This acquisition represented the Company’s first presence in Lenexa. Their results of operations have been included in the consolidated financial statements since February 16, 2007.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Note 8: Business Acquisition (Continued)

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

The Company acquired identifiable intangibles which consisted of the core deposit base of $1,000,000, which has a useful life of approximately seven years and is being amortized using the straight-line method and the bank charter, which was subsequently sold on March 29, 2007. Since the transaction was structured as a stock acquisition the tax bases of the assets and liabilities carried over from the acquiree. As a result, the $1.0 million core deposit intangible and $4.5 million of goodwill are not considered deductible for income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation to which the Company may become a party; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
General
Critical Accounting Policies
Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses is deemed a critical accounting policy because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates, underlying that policy. Accounting for this critical area requires the most subjective and complex judgments that could be subject to revision as new information becomes available. There have not been any material changes in our critical accounting policy since December 31, 2007. Further description of our critical accounting policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
Three months ended March 31, 2008 and 2007. Net income for the quarter ended March 31, 2008, was $630,000, compared to net income of $1.2 million for the quarter ended March 31, 2007, representing a decrease of $534,000, or 45.88%. Diluted earnings per share decreased 45.83% to $0.26 during the first quarter of 2008 from $0.48 in the same period of 2007. The Company’s annualized returns on average assets and average stockholders’ equity for the three-month period ended March 31, 2008 were 0.34% and 4.44%, compared to 0.67% and 8.74%, respectively, for the same period in 2007, decreases of 49.25% and 49.20%, respectively.
The contributing factors to our decrease in net income in the current year first quarter from the prior year was primarily due to a reversal of $429,000 in interest income on loans placed on nonaccrual during the first quarter and a lower net interest margin due to the decrease in market interest rates during the fourth quarter of 2007 and first quarter of 2008. Another factor contributing to the decrease in net income was the increase in the provision for loan losses

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
attributed to the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market. The increase in the provision for loan losses was also attributed to the internal growth of the loan portfolio. A decrease in loans held for sale fee income has also contributed to lower net income. The decrease in net income was partially offset by an increase in non-interest income due to gains realized from the sale of available-for-sale securities during the first quarter to provide funding for additional loan growth.
Net Interest Income
Three months ended March 31, 2008 and 2007. Fully tax equivalent (FTE) net interest income for the three-month period ended March 31, 2008 was $5.9 million, a decrease of $828,000, or 12.23%, from $6.8 million for the three-month period ended March 31, 2007.
FTE interest income for the current year first quarter was $11.6 million, a decrease of $1.1 million, or 8.75%, from $12.7 million in the prior year first quarter. This decrease was primarily a result of an overall decrease in rates earned on average earning assets. The overall yield on average earning assets decreased by 118 basis points to 6.70% during the three-month period ending March 31, 2008 compared to 7.88% during the same period in 2007. The 118 basis point decrease in yield resulted from a reversal of $429,000 in interest on loans placed on nonaccrual during the first quarter of 2008 and decreases in market interest rates. The Federal Reserve has lowered the Federal Fund Rate 300 basis points since September 2007. The lower yield was offset by an increase in the average loan balance, which increased $62.3 million, or 11.42%. This increase is primarily attributed to internal loan growth.
Interest expense for the current year first quarter was $5.7 million, an increase of $288,000, or 4.81%, from $6.0 million in the prior year first quarter. This decrease was primarily a result of a decrease in the rate paid on our savings and money market deposits, short-term borrowings and long-term borrowings resulting from the impact of decreases in market interest rates. The rate paid on total average interest-bearing liabilities decreased 56 basis points to 3.80% during the three month period ending March 31, 2008 compared to 4.36% during the same period in 2007. In addition, average interest-bearing liabilities increased $46.5 million or 8.34% to $603.5 million during the first quarter of 2008 compared to $557.0 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of higher short- and long-term borrowing of $49.1 million, or 50.73%. The Company increased its advances with the Federal Home Loan Bank in order to provide additional funding source for our loan growth and advanced funds on its operating line of credit to provide additional capital at the Bank.
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

	Three Months Ended March 31,
	2008			2007
			Aver-			Aver-
			age			age
			Yield/	Average		Yield/
	Average Balance	Interest	Rate	Balance	Interest	Rate
			(In thousands)
Assets
Federal funds sold	$5,544	$39	2.83%	$7,978	$99	5.01%
Investment securities — taxable	76,250	975	5.14	87,362	1,016	4.71
Investment securities — non-taxable (1)	210	3	5.75	360	6	6.87
Mortgage loans held for sale	8,867	114	5.17	14,877	230	6.28
Loans, net of unearned discount and fees	608,407	10,511	6.95	546,071	11,407	8.47

Total earning assets	699,278	11,642	6.70	656,648	12,758	7.88

Cash and due from banks — non-interest bearing	17,379			16,176
Allowance for possible loan losses	(8,700)			(6,440)
Premises and equipment, net	18,681			18,673
Other assets	24,401			18,507

Total assets	$751,039			$703,564

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$39,657	$228	2.31%	$25,484	$80	1.27%
Savings and money market deposits	154,099	890	2.32	143,757	1,312	3.70
Time deposits	263,823	3,167	4.83	290,955	3,344	4.66

Total interest-bearing deposits	457,579	4,284	3.77	460,196	4,736	4.17

Short-term borrowings	36,487	174	1.92	30,491	339	4.51
Long-term debt	109,390	1,243	4.57	66,297	915	5.60

Total interest-bearing liabilities	603,456	5,702	3.80	556,984	5,990	4.36

Non-interest bearing deposits	85,745			87,665
Other liabilities	4,827			4,883
Stockholders’ equity	57,011			54,032

Total liabilities and stockholders’ equity	$751,039			$703,564

Net interest income/spread		$5,940	2.90%		$6,768	3.52%

Net interest margin			3.42%			4.18%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending March 31, 2008 and 2007, the tax equivalency adjustment amounted to $1,000 and $2,000 respectively.

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Three Months Ended March 31,
	2008 Compared to 2007
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(In thousands)
Federal funds sold and other short-term investments	$(43)	$(17)	$(60)
Investment securities — taxable	95	(136)	(41)
Investment securities — non-taxable (1)	(1)	(2)	(3)
Mortgage loans held for sale	(40)	(76)	(116)
Loans, net of unearned discount	(2,005)	1,109	(896)

Total interest income	(1,994)	878	(1,116)

Interest-bearing demand accounts	66	82	148
Savings and money market deposits	(483)	61	(422)
Time deposits	131	(308)	(177)
Short-term borrowings	(194)	29	(165)
Long-term debt	(168)	496	328

Total interest expense	(648)	360	(288)

Net interest income	$(1,346)	$518	$(828)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Provision for Loan Losses
The provision for loan losses for the first quarter of 2008 was $900,000, compared to $400,000 for the same period of 2007. The increase in provision for loan losses recorded during the three-month period ended March 31, 2008 compared to the same period in the prior year was a result of the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market. The increase in the provision for loan losses was also attributed to the internal growth of the loan portfolio. If this trend in the real estate market is prolonged and losses increase, it could result in higher loan losses in the future. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.
Non-interest Income

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Loans held for sale fee income	$733	$1,102
NSF charges and service fees	345	328
Other service charges	351	326
Realized gains on available-for-sale securities, net	478	—
Other income	259	241

Total non-interest income	$2,166	$1,997

Non-interest income increased $169,000, or 8.46%, to $2.2 million during the three-month period ended March 31, 2008, from $2.0 million during the three-month period ended March 31, 2007. The increase was primarily attributable to net gains realized on the sale of available-for-sale securities of $478,000. The securities were sold to provide additional funding for our loan growth. The increase in non-interest income was partially offset by a $369,000, or 33.48%, decrease in loans held for sale fee income for the three-month period ended March 31, 2008. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from an industry wide decline in the housing market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-interest Expense

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Salaries and employee benefits	$3,528	$3,898
Occupancy	844	769
General and administrative	1,838	1,917

Total non-interest expense	$6,210	$6,584

Non-interest expense decreased $374,000, or 5.68%, to $6.2 million during the three-month period ended March 31, 2008, compared to $6.6 million during the prior year period. The change was attributed primarily to a decrease in salaries and employee benefits expenses, which decreased $370,000, or 9.49%, during the three-month period ended March 31, 2008. The decrease in salaries and employee benefits was a result of the 2007 reduction of our mortgage division staffing due to the mortgage restructuring and the decline in mortgage origination volume that occurred during 2007. The Company had 210 full-time equivalent employees at March 31, 2008 compared to 235 full-time equivalent employees at the same period last year. The decrease in non-interest expense is partially offset by an increase in occupancy expense of $75,000, or 9.75%, compared to the prior year period. This increase in occupancy expense was due to increased depreciation and maintenance expenses primarily related to the addition of our Lenexa banking center in March 2007 as a result of the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank. The decrease in general and administrative expenses of $79,000, or 4.12%, compared to the prior year period was primarily due to the consulting services incurred during 2007 for the mortgage department restructuring, as well as expenses related to the purchase of Unison Bancorp, Inc. and its subsidiary and the marketing efforts focused on the new location.
Financial Condition
Total assets for the Company at March 31, 2008, were $768.1 million, an increase of $31.9 million, or 4.33%, compared to $736.2 million at December 31, 2007. Deposits and stockholders’ equity at March 31, 2008, were $544.2 million and $60.1 million, respectively, compared with $536.4 million and $58.9 million, respectively, at December 31, 2007, increases of $7.8 million or 1.46%, and $1.1 million or 1.91%, respectively.
Available-for-sale securities at March 31, 2008 totaled $68.6 million, reflecting a 10.81% decrease from $76.9 million at December 31, 2007. The decrease is a result of the sale of $12.0 million in available-for-sale securities during the first quarter of 2008 to provide funding for additional loan growth.
Mortgage loans held for sale at March 31, 2008 totaled $6.7 million, a decrease of $4.3 million, or 38.95%, compared to $11.0 million at December 31, 2007. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at March 31, 2008, approximately $30.0 million was available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Loans at March 31, 2008 totaled $622.5 million, reflecting an increase of $25.9 million, or 4.34%, compared to $596.6 million at December 31, 2007. The increase in the loan portfolio during the first quarter is primarily the result of the efforts and experience of our lending staff. The loan to deposit ratio at March 31, 2008 was 114.40% compared to 111.24% at December 31, 2007.
Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	March 31,	March 31,	December 31,
	2008	2007	2007
		(In thousands)
Commercial and all other loans:
Past due 90 days or more	$21	$523	$680
Nonaccrual	187	101	60
Commercial real estate loans:
Past due 90 days or more	—	4,951	—
Nonaccrual	250	514	512
Construction loans:
Past due 90 days or more	—	324	10,699
Nonaccrual	19,018	136	10,115
Lease financing:
Past due 90 days or more	—	—	11
Nonaccrual	355	348	1,084
Residential real estate loans:
Past due 90 days or more	—	101	1,194
Nonaccrual	1,824	304	189
Consumer loans:
Past due 90 days or more	—	11	13
Nonaccrual	47	—	—
Home equity loans:
Past due 90 days or more	—	—	637
Nonaccrual	637	—	—
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Nonaccrual	—	—	—

Total non-performing loans	22,339	7,313	25,194

Foreclosed assets held for sale	5,189	1,287	2,523

Total non-performing assets	$27,528	$8,600	$27,717

Total nonperforming loans to total loans	3.59%	1.31%	4.22%
Total nonperforming loans to total assets	2.91%	0.99%	3.42%
Allowance for loan losses to nonperforming loans	30.26%	92.42%	35.65%
Nonperforming assets to loans and foreclosed assets held for sale	4.39%	1.53%	4.63%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
As of March 31, 2008, non-performing loans equaled 3.59% of total loans, representing a decrease in non-performing loans from December 31, 2007. The overall credit exposure in the Company’s portfolio remained relatively consistent as compared to December 31, 2007. The decrease in total non-performing loans was primarily a result of the Company foreclosing on properties held by three borrowing relationships, thus the increase in foreclosed assets held for sale. At March 31, 2008, five borrowing relationships make up approximately 91% of the $19.0 million non-performing construction loans. This is a result of the industry wide decline in the real estate market. If this trend continues, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
	2008	2007	2007
		(In thousands)
Balance at Beginning of Period	$8,982	$6,106	$6,106

Loans Charged Off
Commercial loans	—	50	215
Commercial real estate loans	62	—	—
Construction loans	283	25	244
Lease financing	266	—	139
Residential real estate loans	11	49	49
Consumer loans	28	5	16
Home equity loans	—	—	—

Total loans charged-off	650	129	663

Recoveries
Commercial loans	4	18	294
Commercial real estate loans	—	—	1
Construction loans	—	—	—
Lease financing	—	3	9
Residential real estate loans	—	—	6
Consumer loans	—	2	14
Home equity loans	—	—	—

Total recoveries	4	22	324

Net Loans Charged Off	646	107	339
Allowance for Loan Loss attributed to acquisition	—	360	360

Provision for Loan Losses	900	400	2,855

Balance at End of Period	$9,236	$6,759	$8,982

Loans Outstanding
Average	$608,407	$546,071	$563,224
End of period	622,540	559,047	596,646

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	1.52%	1.24%	1.59%
End of period	1.48%	1.21%	1.51%

Ratio of Net Charge-Offs (Recoveries) to
Average loans	0.11%	0.02%	0.06%
End of period loans	0.10%	0.02%	0.06%
The allowance for loan losses as a percent of total loans decreased to 1.48% as of March 31, 2008, compared to 1.51% as of December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 71.34% and 72.36% of our total deposits at March 31, 2008, and December 31, 2007, respectively. Generally, the Company’s funding strategy is to utilize Federal Home Loan Bank of Topeka borrowings to fund originations of mortgage loans held for sale and fund balances generated by other lines of business with deposits. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling system, to analyze and manage the Company’s liquidity.
Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.
At March 31, 2008, our total stockholders’ equity was $60.1 million and our equity to asset ratio was 7.82%. At March 31, 2008, our Tier 1 capital ratio was 9.71% compared to 10.28% at December 31, 2007, while our total risk-based capital ratio was 11.42% compared to 11.53% at December 31, 2007. As of March 31, 2008, we had capital in excess of the requirements for a “well-capitalized” institution.

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
We use asset/liability modeling software to analyze the Company’s current sensitivity to instantaneous and permanent changes in interest rates. The system simulates the Company’s asset and liability base and projects future net interest income results under several interest rate assumptions. This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.
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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2008 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	10.05%	(4.64)%
Base Rate Scenario	—	—
200 basis point decline	3.50%	6.36%
The above table indicates that, at March 31, 2008, in the event of a sudden and sustained increase or decrease in prevailing market rates, our net interest income would be expected to increase due to our near zero gap position. This is a result of the increase in our money market account balances during 2007 as a result of our acquisition of Unison Bancorp, Inc. and subsidiary, Western National Bank, as well as internal growth. The increase in money market account balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing or decreasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration in a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The above table also indicates that, at March 31, 2008, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. In the event of a sudden decrease in prevailing market rates, the economic value of our equity would increase. Currently, under a falling rate environment, the Company’s estimated market value of loans would increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

Item 4. Controls and Procedures
In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on 10-Q.
As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Blue Valley Ban Corp.
Date: May 15, 2008	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)