Form 10-Q
period 2008-06-30
BLUE VALLEY BAN CORP
filed 2008-08-14
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act Yes ☐ No ☑
     As of June 30, 2008 the registrant had 2,462,742 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BKD, llp
Kansas City, Missouri
August 13, 2008

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$22,036	$17,827
Interest-bearing deposits in other financial institutions	52	312
Federal funds sold	31,728	—

Cash and cash equivalents	53,816	18,139

Available-for-sale securities	68,253	76,653
Mortgage loans held for sale	5,192	10,978

Loans, net of allowance for loan losses of $10,522 and $8,982 in 2008 and 2007, respectively	628,067	587,664

Premises and equipment, net	18,356	18,778
Foreclosed assets held for sale, net	3,564	2,523
Interest receivable	3,196	4,621
Deferred income taxes	3,069	2,083
Prepaid expenses and other assets	8,003	1,571
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,812	7,261
Goodwill	4,821	4,821
Core deposit intangible asset, at amortized cost	974	1,121

Total assets	$805,123	$736,213

See Accompanying Notes to Condensed Consolidated Financial Statements
      and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES

Deposits
Demand	$94,679	$87,927
Savings, NOW and money market	200,846	197,986
Time	277,863	250,457

Total deposits	573,388	536,370

Other interest-bearing liabilities	31,470	29,036
Short-term debt	15,000	25,000
Long-term debt	116,839	80,906
Interest payable and other liabilities	8,803	5,967

Total liabilities	745,500	677,279

STOCKHOLDERS’ EQUITY

Capital stock
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2008 — 2,462,742 shares; 2007 — 2,439,655 shares	2,463	2,440
Additional paid-in capital	10,697	10,312
Retained earnings	46,246	45,592
Accumulated other comprehensive income, net of income tax of $143 in 2008 and $394 in 2007	217	590

Total stockholders’ equity	59,623	58,934

Total liabilities and stockholders’ equity	$805,123	$736,213

See Accompanying Notes to Condensed Consolidated Financial Statements
      and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2008 and 2007
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Interest and fees on loans	$10,567	$12,362	$21,192	$23,999
Federal funds sold and other short-term investments	82	144	121	243
Available-for-sale securities	817	1,099	1,794	2,119

Total interest income	11,466	13,605	23,107	26,361

Interest Expense
Interest-bearing demand deposits	309	174	537	254
Savings and money market deposit accounts	621	1,800	1,511	3,112
Other time deposits	2,861	3,230	6,028	6,574
Federal funds purchased and other interest-bearing liabilities	93	330	223	627
Short-term debt	163	29	207	71
Long-term debt, net	1,188	998	2,431	1,913

Total interest expense	5,235	6,561	10,937	12,551

Net Interest Income	6,231	7,044	12,170	13,810

Provision for Loan Losses	2,410	—	3,310	400

Net Interest Income After Provision for Loan Losses	3,821	7,044	8,860	13,410

Noninterest Income
Loans held for sale fee income	602	810	1,335	1,912
Service fees	835	738	1,531	1,392
Realized gains on available-for-sale securities	224	—	702	—
Other income	497	258	756	499

Total noninterest income	2,158	1,806	4,324	3,803

Noninterest Expense
Salaries and employee benefits	3,115	3,567	6,643	7,465
Net occupancy expense	766	765	1,610	1,534
Other operating expense	2,046	1,979	3,884	3,896

Total noninterest expense	5,927	6,311	12,137	12,895

Income Before Income Taxes	52	2,539	1,047	4,318

Provision for Income Taxes	28	979	393	1,594

Net Income	$24	$1,560	$654	$2,724

Basic Earnings Per Share	$0.01	$0.65	$0.27	$1.13

Diluted Earnings Per Share	$0.01	$0.64	$0.27	$1.12

See Accompanying Notes to Condensed Consolidated Financial Statements
      and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2008 and 2007
(In thousands, except share data)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-In	Retained	Comprehensive
	Income	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2006		$2,409	$9,561	$41,982	$(132)	$53,820

Issuance of 12,275 shares of restricted stock, net of forfeiture		13	149	—	—	162
Issuance of 8,350 shares of common stock through stock options exercised		8	175	—	—	183
Issuance of 4,558 shares common stock for the employee stock purchase plan		5	132	—	—	137
Net income	$2,724	—	—	2,724	—	2,724
Change in derivative financial instrument, net of income taxes (credit) of $(3)	(5)	—	—	—	(5)	(5)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit)of $(89)	(134)	—	—	—	(134)	(134)

BALANCE, JUNE 30, 2007	$2,585	$2,435	$10,017	$44,706	$(271)	$56,887

BALANCE, DECEMBER 31, 2007		$2,440	$10,312	$45,592	$590	$58,934

Issuance of 14,800 shares of restricted stock, net of forfeiture		15	176	—	—	191
Issuance of 4,700 shares of common stock through stock options exercised		5	97	—	—	102
Issuance of 3,587 shares common stock for the employee stock purchase plan		3	112	—	—	115
Net income	$654	—	—	654	—	654
Change in derivative financial instrument, net of income taxes (credit) of $(5)	(8)	—	—	—	(8)	(8)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(244)	(365)	—	—	—	(365)	(365)

BALANCE, JUNE 30, 2008	$281	$2,463	$10,697	$46,246	$217	$59,623

See Accompanying Notes to Condensed Consolidated Financial Statements
      and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(In thousands)

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$654	$2,724
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	767	745
Accretion of discounts on securities	(9)	(14)
Provision for loan losses	3,310	400
Provision for other real estate	—	5
Deferred income taxes	(737)	301
Stock dividends on FHLB securities	(112)	(128)
Gain on sale of available-for-sale securities	(702)	—
Net loss on sale of foreclosed assets	29	66
Restricted stock earned and forfeited	191	162
Compensation expense related to the employee stock purchase plan	9	11
Originations of loans held for sale	(88,237)	(104,114)
Proceeds from the sale of loans held for sale	94,023	118,510
Changes in
Interest receivable	1,425	(423)
Prepaid expenses and other assets	(6,452)	(198)
Interest payable and other liabilities	3,705	(1,137)

Net cash provided by operating activities	7,864	16,910

CASH FLOWS FROM INVESTING ACTIVITIES
Net (originations) collection of loans	(46,623)	2,776
Purchase of premises and equipment	(191)	(409)
Proceeds from the sale of foreclosed assets, net of expenses	1,840	397
Purchases of available-for-sale securities	(30,000)	(23,980)
Proceeds from maturities of available-for-sale securities	14,800	22,800
Proceeds from sale of available-for-sale securities	23,702	—
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(439)	(314)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	686
Sale of Western National Bank charter and other assets	—	392
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	—	(6,255)
Proceeds from other investing activities	—	123

Net cash used in investing activities	(36,911)	(3,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	9,612	20,177
Net increase (decrease)in time deposits	27,406	(20,362)
Net increase (decrease)in other interest-bearing liabilities	2,434	(2,146)
Net repayment from short-term debt	(10,000)	—
Repayments of long-term debt	(4,067)	(1,203)
Proceeds from long-term debt	40,000	15,000
Dividends paid on common stock	(878)	(723)
Net proceeds from the sale of additional stock	217	320

Net cash provided by financing activities	64,724	11,063

Increase in cash and cash equivalents	35,677	24,189
Cash and cash equivalents, beginning of period	18,139	27,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,816	$51,419

SUPPLEMENTAL CASH FLOWS INFORMATION
Assets acquired and liabilities assumed (see Note 8)	$—	$33,668
See Accompanying Notes to Condensed Consolidated Financial Statements
      and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2008, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2008 and 2007, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.
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
Note 2: New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements. The Company and subsidiaries file income tax returns in the U.S. Federal jurisdiction and the state jurisdictions of Kansas and Missouri. With few exceptions, the Company is no longer subject to U.S Federal or state income tax examinations by tax authorities for years before 2005.
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
Six Months Ended June 30, 2008 and 2007
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
The computation of per share earnings for the three-month and six-months ended June 30, 2008 and 2007 is as follows:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
Note 3: Earnings Per Share (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)
Net income	$24	$1,560	$654	$2,724

Average common shares outstanding	2,434,920	2,408,319	2,431,902	2,406,090
Average common share stock options outstanding	24,475	33,770	25,815	34,659

Average diluted common shares	2,459,395	2,442,089	2,457,717	2,440,749

Basic earnings per share	$0.01	$0.65	$0.27	$1.13

Diluted earnings per share	$0.01	$0.64	$0.27	$1.12

Note 4: Short-Term Debt
Short-term debt at June 30, 2008 and December 31, 2007 consisted of the following components:

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advance (A)	$—	$25,000
JP Morgan Chase operating line of credit (B)	15,000	—

Total short-term debt	$15,000	$25,000

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 4.67% on December 31, 2007.

(B)	The $15 million line of credit matures May 31, 2009; collateralized by stock in the Company’s subsidiary bank. The line of credit bears a variable interest rate of the LIBOR plus a rate between 1.63% and 2.50% depending on the Company’s consolidated non-performing asset ratio. As of June 30, 2008, the interest rate was 3.69%. The line of credit is subject to certain covenants. As of June 30, 2008, the Company was out of compliance with two of the covenants; however, the lender has waived compliance for the second quarter.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
Note 5: Long-Term Debt
Long-term debt at June 30, 2008 and December 31, 2007, consisted of the following components:

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Note payable — Blue Valley Ban Corp (A)	$2,481	$2,781
Note payable — Blue Valley Building Corp. (B)	5,770	6,037
Federal Home Loan Bank advances (C)	89,000	52,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$116,839	$80,906

(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 6). The term note is subject to certain covenants. As of June 30, 2008, the Company was out of compliance with the covenants; however, the lender has waived compliance for the second quarter.

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2008, 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.080%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2008, approximately $17.3 million was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
Note 5: Long-Term Debt (Continued)
Aggregate annual maturities of long-term debt at June 30, 2008 are as follows:

(In thousands)
July 1 to December 31, 2008	$7,074
2009	1,169
2010	1,199
2011	8,731
2012	16,046
Thereafter	82,620

$116,839

Note 6: Derivative Financial Instruments
As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 5(A)). The agreement provides for the Company to receive interest from the counterparty at an amount which offsets the note’s variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through June 30, 2008. A $13,000 unrealized loss, net of $5,000 tax benefit, has been recognized as a component of other comprehensive income for the six months ended June 30, 2008.
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
Six Months Ended June 30, 2008 and 2007
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
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other
		Markets for	Observable
		Identical Assts	Inputs
	Fair Value	(Level 1)	(Level 2)
	(In thousands)
Available-for-Sale Securities	$68,253	$482	$67,771
Interest Rate Swap Agreement	(3)	—	(3)

	$68,250	$482	$67,768

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
Note 7: Disclosures About Fair Value of Assets and Liabilities (Continued)
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
The following table summarizes the changes to impaired loans, net of reserves, during 2008 due to certain impaired collateral dependent loans being partially charged off and reevaluated.

For the Six Months
Ended June 30,
2008
(Unaudited)
(In thousands)
Balance as of January 1, 2008	$11,425
Transfers in and/or out due to changes in significant inputs	4,128

Balance as of June 30, 2008	$15,553

Note 8: Business Acquisition
On February 16, 2007, the Company acquired 100% of the outstanding common stock of Unison Bancorp, Inc. (“Unison”) and its subsidiary, Western National Bank of Lenexa, Kansas (“Western”) for $10,180,000 in cash and merged Unison into the Company. On March 29, 2007, the Company sold Western to Northland National Bank, Kansas City, Missouri, and simultaneously the Company’s subsidiary, Bank of Blue Valley, purchased the assets and assumed the liabilities of Western, with the exception of the bank charter and some miscellaneous assets and received $392,000 cash as a net result. As a result of the acquisition, the Company has had the opportunity to continue its expansion in Johnson County. This acquisition represented the Company’s first

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
Note 8: Business Acquisition (Continued)
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
Results of Operations
Three months ended June 30, 2008 and 2007. Net income for the quarter ended June 30, 2008, was $24,000, compared to net income of $1.6 million for the quarter ended June 30, 2007, representing a decrease of $1.5 million, or 98.46%. Diluted earnings per share decreased 98.44% to $0.01 during the second quarter of 2008 from $0.64 in the same period of 2007. The Company’s annualized returns on average assets and average stockholders’ equity for the three-month period ended June 30, 2008 were 0.01% and 0.16%, compared to 0.85% and 11.11%, respectively, for the same period in 2007, decreases of 98.82% and 98.38%, respectively.
The contributing factors to our decrease in net income in the current year second quarter from the prior year was primarily due to the increase in the provision for loan losses of $2.4 million attributed to the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market. The increase in the provision for loan losses was also attributed to the internal growth of the loan portfolio. Another factor contributing to the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
decrease in net income was the lower net interest margin due to the decrease in market interest rates and an increase in non performing loans during the fourth quarter of 2007 and during 2008 and the reversal of $188,000 in interest income on loans placed on nonaccrual during the second quarter. A decrease in loans held for sale fee income from our mortgage operation of $208,000, or 25.68% has also contributed to lower net income. The decrease in net income was partially offset by a $224,000 increase in non-interest income due to gains realized from the sale of available-for-sale securities during the second quarter.
Six months ended June 30, 2008 and 2007. Net income for the six months ended June 30, 2008, was $654,000, compared to net income of $2.7 million for the six months ended June 30, 2007, representing a decrease of $2.1 million, or 75.99%. Diluted earnings per share decreased 75.89% to $0.27 during the six months ended June 30, 2008 from $1.12 in the same period of 2007. The Company’s annualized return on average assets and average stockholders’ equity for the six-month period ended June 30, 2008 were 0.17% and 2.21%, compared to 0.76% and 9.99%, respectively, for the same period in 2007, decreases of 77.63% and 77.88%, respectively.
The principal contributing factor to our decrease in net income from the six months ended June 30, 2007 to the current year was the increase in the provision for loan losses by $2.9 million attributed to the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market. Net interest income decreased $1.6 million, or 11.88%, due to the decrease in market interest rates and an increase in non performing loans during the fourth quarter of 2007 and during 2008 and by the reversal of $617,000 in interest income on loans placed on nonaccrual during 2008. The decrease in net income was partially offset by an increase in noninterest income of $521,000, or 13.70%, due to gains realized from the sale of available-for-sale securities during 2008 to provide funding for additional loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. Noninterest expense decreased $758,000, or 5.88%, due to a decrease in salaries and employee benefits expense related to the 2007 reduction of our mortgage division staffing due to the mortgage restructuring and the decline in origination volume that occurred during 2007. In addition, the decrease is also a result of the Company not accruing for the annual officer bonus. At this time, the Company has not met the requirements of the bonus plan to require a payment at the end of the year; thus there has been no expense recorded in 2008 compared with $431,000 that had been recorded for the six months ended June 30, 2007.
Net Interest Income
Three months ended June 30, 2008 and 2007. Fully tax equivalent (FTE) net interest income for the three-month period ended June 30, 2008 was $6.2 million, a decrease of $814,000, or 11.55%, from $7.0 million for the three-month period ended June 30, 2007.
FTE interest income for the current year second quarter was $11.5 million, a decrease of $2.1 million, or 15.73%, from $13.6 million in the prior year second quarter. This decrease was primarily a result of an overall decrease in rates earned on average earning assets. The overall yield on average earning assets decreased by 154 basis points to 6.45% during the three-month period ending June 30, 2008 compared to 7.99% during the same period in 2007. This basis point decrease in yield resulted from the decreases in market interest rates as the Federal Reserve has lowered the Federal Fund Rate 325 basis points since September 2007. The decrease was also a result of the reversal of $188,000 in interest on loans placed on nonaccrual during the second

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
quarter of 2008. The decline in the yield had the Company not reversed the interest on these non accrual loans would have been 144 basis points. The lower yield was offset by an increase in the average loan balance, which increased $56.6 million, or 9.91%. This increase is primarily attributed to internal loan growth.
Interest expense for the current year second quarter was $5.2 million, a decrease of $1.3 million, or 20.21%, from $6.6 million in the prior year second quarter. This decrease was primarily a result of a decrease in the rate paid on our savings and money market deposits, time deposits, short-term borrowings and long-term borrowings resulting from the impact of decreases in market interest rates. The rate paid on total average interest-bearing liabilities decreased 113 basis points to 3.40% during the three month period ending June 30, 2008 compared to 4.53% during the same period in 2007. In addition, average interest-bearing liabilities increased $37.6 million, or 6.48%, to $618.4 million during the second quarter of 2008 compared to $580.8 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of higher short- and long-term borrowing of $57.3 million, or 54.18%. The Company increased its advances with the Federal Home Loan Bank in order to provide additional funding source for our loan growth and advanced funds on its operating line of credit to provide additional capital for the Bank.
Six months ended June 30, 2008 and 2007. FTE net interest income for the six-month period ended June 30, 2008 was $12.2 million, a decrease of $1.6 million, or 11.89%, from $13.8 million for the six-month period ended June 30, 2007.
FTE interest income for the six months ended June 30, 2008 was $23.1 million, a decrease of $3.3 million, or 12.35%, from $26.4 million for the six months ended June 30, 2007. This decrease was primarily a result of an overall decrease in yields on average earning assets. The overall yield on average earning assets decreased by 137 basis points to 6.57% for the period ending June 30, 2008 compared to 7.94% for the prior year period. This basis point decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate 325 basis points since September 2007. The decrease was also a result of the reversal of $617,000 in interest on loans placed on nonaccrual during 2008. The decline in the yield had the Company not reversed the interest on these non accrual loans would have been 120 basis points. The decrease was partly offset by an increase in average earning assets, particularly loans. The average balance of loans increased approximately $59.7 million, or 10.69%, from prior year attributed primarily due to internal loan growth.
Interest expense for the six-month period ended June 30, 2008 was $10.9 million, a decrease of $1.6 million, or 12.86%, from $12.6 million in the same period of the prior year. This decrease was primarily a result of a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on savings and money market deposits, time deposits, and short-term and long-term borrowings. The rate paid on total average interest-bearing liabilities decreased 85 basis points to 3.60% during the six-month period ending June 30, 2008 compared to 4.45% during the same period in 2007. Average interest-bearing liabilities increased $41.5, or 7.30%, to $610.1 million during the six-month period ending June 30, 2008 compared to $568.6 million during the prior year period. The Company increased its advances with Federal Home Loan Bank to provide additional funding source for our loan growth and advanced funds on its operating line of credit to provide additional capital for the Bank.
Average Balance Sheets. The following table sets forth, for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of FTE interest income from interest-earning assets and interest expense on interest-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.
Average Balances, Yields and Rates

	Six Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(In thousands)
Assets
Federal funds sold	$10,300	$121	2.36%	$9,456	$243	5.17%
Investment securities — taxable	71,397	1,790	5.04	89,120	2,112	4.78
Investment securities — non-taxable (1)	210	6	5.51	360	12	6.83
Mortgage loans held for sale	7,276	183	5.07	11,989	374	6.29
Loans, net of unearned discount and fees	618,243	21,009	6.83	558,548	23,625	8.53

Total earning assets	707,426	23,109	6.57	669,473	26,366	7.94

Cash and due from banks — non-interest bearing	19,073			17,424
Allowance for possible loan losses	(9,069)			(6,609)
Premises and equipment, net	18,578			19,035
Other assets	24,745			20,093

Total assets	$760,753			$719,416

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$45,108	$537	2.39%	$28,531	$254	1.79%
Savings and money market deposits	150,111	1,511	2.02	158,091	3,112	3.97
Time deposits	261,168	6,028	4.64	280,614	6,574	4.72

Total interest-bearing deposits	456,387	8,076	3.56	467,236	9,940	4.29

Short-term borrowings	42,880	430	2.02	31,948	698	4.41
Long-term debt	110,861	2,431	4.41	69,430	1,913	5.56

Total interest-bearing liabilities	610,128	10,937	3.60	568,614	12,551	4.45

Non-interest bearing deposits	86,822			91,214
Other liabilities	4,326			4,616
Stockholders’ equity	59,477			54,972

Total liabilities and stockholders’ equity	$760,753			$719,416

Net interest income/spread		$12,172	2.96%		$13,815	3.49%

Net interest margin			3.46%			4.16%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending June 30, 2008 and 2007, the tax equivalency adjustment amounted to $2,000 and $5,000 respectively.

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Six Months Ended June 30,
	2008 Compared to 2007
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(In thousands)
Federal funds sold and other short-term investments	$(132)	$10	$(122)
Investment securities — taxable	117	(439)	(322)
Investment securities — non-taxable (1)	(2)	(4)	(6)
Mortgage loans held for sale	(73)	(118)	(191)
Loans, net of unearned discount	(4,667)	2,051	(2,616)

Total interest income	(4,757)	1,500	(3,257)

Interest-bearing demand accounts	85	198	283
Savings and money market deposits	(1,521)	(80)	(1,601)
Time deposits	(109)	(437)	(546)
Short-term borrowings	(378)	110	(268)
Long-term debt	(395)	913	518

Total interest expense	(2,318)	704	(1,614)

Net interest income	$(2,439)	$796	$(1,643)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
The provision for loan losses for the second quarter of 2008 was $2.4 million, compared to no provision for the same period of 2007. For the six-months ended June 30, 2008 and 2007, the provision was $3.3 million and $400,000, respectively. The increase in provision for loan losses recorded during the three-month and six-month periods ended June 30, 2008 compared to the same period in the prior year was a result of the decline in the credit quality of the real estate and construction portfolio due to the industry wide decline in the real estate market. The increase in the provision for loan losses was also attributed to the internal growth of the loan portfolio. If this trend in the real estate market is prolonged and losses increase, it could result in higher loan losses in the future. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, an internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.
Non-interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Loans held for sale fee income	$602	$810	$1,335	$1,912
NSF charges and service fees	394	381	739	709
Other service charges	441	357	792	683
Realized gains on available-for-sale securities	224	—	702	—
Other income	497	258	756	499

Total non-interest income	$2,158	$1,806	$4,324	$3,803

Non-interest income increased $352,000, or 19.49%, to $2.2 million during the three-month period ended June 30, 2008, from $1.8 million during the three-month period ended June 30, 2007. Non-interest income for the six-months period ended June 30, 2008 was $4.3 million, an increase of $521,000, or 13.70%, from $3.8 million for the six-months ended June 30, 2007. The increase was primarily attributable to gains realized on the sale of available-for-sale securities of $702,000. The securities were sold to provide additional funding for our loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. Other service charges increased $84,000, or 23.53%, and $109,000, or 15.96%, for the three- and six-month periods ended June 30, 2008. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product and partly due to the increased activity within our investment brokerage department. Other income increased $239,000, or 92.64%, and $257,000, or 51.50%, for the three- and six-month periods ended June 30, 2008. This increase was a result of proceeds received on previously leased assets and gains realized on the sale of other real estate owned during the second quarter. The increase in non-interest income was partially offset by a decrease in loans held for sale fee income of $208,000, or 25.68%, and $577,000, or 30.18%, for the three- and six-month periods ended June 30, 2008. We experienced a decline in our mortgage loans held for sale fee income due to a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
decline in residential mortgage origination and refinancing resulting from an industry wide decline in the housing market. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.
Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and employee benefits	$3,115	$3,567	$6,643	$7,465
Occupancy	766	765	1,610	1,534
General and administrative	2,046	1,979	3,884	3,896

Total non-interest expense	$5,927	$6,311	$12,137	$12,895

Non-interest expense decreased $384,000, or 6.08%, to $5.9 million during the three-month period ended June 30, 2008, compared to $6.3 million during the prior year period. For the six-month period ended June 30, 2008, non-interest expense decreased $758,000, or 5.88% to $12.1 million compared to $12.9 million in the prior year period. The change was attributed primarily to a decrease in salaries and employee benefits expenses, which decreased $452,000, or 12.67%, during the three-month period ended June 30, 2008 and $822,000, or 11.01%, during the six-month period ended June 30, 2008. The decrease in salaries and employee benefits was a result of the 2007 reduction of our mortgage division staffing due to the mortgage restructuring and the decline in mortgage origination volume that occurred during 2007. The Company had 210 full-time equivalent employees at June 30, 2008 compared to 244 full-time equivalent employees at the same period last year. The decrease is also a result of the Company’s accrual for the annual officer bonus. At this time, the Company has not met the requirements of the bonus plan to require a payment at the end of the year; thus there has been no expense recorded in 2008 compared with $431,000 that had been recorded for the six months ended June 30, 2007.
Financial Condition
Total assets for the Company at June 30, 2008, were $805.1 million, an increase of $68.9 million, or 9.36%, compared to $736.2 million at December 31, 2007. Deposits and stockholders’ equity at June 30, 2008, were $573.4 million and $59.6 million, respectively, compared with $536.4 million and $58.9 million, respectively, at December 31, 2007, increases of $37.0 million, or 6.90%, and $689,000, or 1.17%, respectively.
Available-for-sale securities at June 30, 2008 totaled $68.3 million, reflecting a 10.96% decrease from $76.9 million at December 31, 2007. The decrease is a result of the sale of $23.0 million in available-for-sale securities during 2008 to provide funding for additional loan growth.
Mortgage loans held for sale at June 30, 2008 totaled $5.2 million, a decrease of $5.8 million, or 52.71%, compared to $11.0 million at December 31, 2007. The decline is primarily a result of lower origination volume as a result of the industry wide decline in the real estate market. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at June 30, 2008, approximately $17.3 million was available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Short-term advance availability with the Federal Home Loan Bank fluctuates depending on levels of available collateral, which includes mortgage loans held for sale.
Loans at June 30, 2008 totaled $638.6 million, reflecting an increase of $41.9 million, or 7.03%, compared to $596.6 million at December 31, 2007. The increase in the loan portfolio is primarily the result of the efforts and experience of our lending staff. The loan to deposit ratio at June 30, 2008 was 111.37% compared to 111.24% at December 31, 2007.
Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	June 30,	June 30,	December 31,
	2008	2007	2007
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$364	$680
Nonaccrual	992	222	60
Commercial real estate loans:
Past due 90 days or more	—	4,276	—
Nonaccrual	447	512	512
Construction loans:
Past due 90 days or more	—	5,585	10,699
Nonaccrual	27,997	136	10,115
Lease financing:
Past due 90 days or more	—	—	11
Nonaccrual	64	329	1,084
Residential real estate loans:
Past due 90 days or more	—	300	1,194
Nonaccrual	2,479	299	189
Consumer loans:
Past due 90 days or more	—	44	13
Nonaccrual	46	—	—
Home equity loans:
Past due 90 days or more	—	—	637
Nonaccrual	637	—	—
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Nonaccrual	—	—	—

Total non-performing loans	32,662	12,067	25,194

Foreclosed assets held for sale	3,564	1,295	2,523

Total non-performing assets	$36,226	$13,362	$27,717

Total nonperforming loans to total loans	5.11%	2.18%	4.22%
Total nonperforming loans to total assets	4.06%	1.63%	3.42%
Allowance for loan losses to nonperforming loans	32.21%	55.78%	35.65%
Nonperforming assets to loans and foreclosed assets held for sale	5.64%	2.41%	4.63%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of June 30, 2008, non-performing loans equaled 5.11% of total loans, representing an increase in non-performing loans from December 31, 2007. The overall credit exposure in the Company’s portfolio increased as several large construction loan relationships were placed on nonaccrual status during the quarter. At June 30, 2008, 13 borrowing relationships make up approximately 96.64% of the $28.0 million non-performing construction loans. This is a result of the industry wide decline in the real estate market. If this trend continues, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
	2008	2007	2007
	(In thousands)
Balance at Beginning of Period	$8,982	$6,106	$6,106

Loans Charged Off
Commercial loans	50	77	215
Commercial real estate loans	62	—	—
Construction loans	1,160	25	244
Lease financing	372	16	139
Residential real estate loans	106	49	49
Consumer loans	56	10	16
Home equity loans	—	—	—

Total loans charged-off	1,806	177	663

Recoveries
Commercial loans	25	32	294
Commercial real estate loans	—	1	1
Construction loans	—	—	—
Lease financing	9	2	9
Residential real estate loans	1	—	6
Consumer loans	1	7	14
Home equity loans	—	—	—

Total recoveries	36	42	324

Net Loans Charged Off	1,770	135	339
Allowance for Loan Loss attributed to acquisition	—	360	360

Provision for Loan Losses	3,310	400	2,855

Balance at End of Period	$10,522	$6,731	$8,982

Loans Outstanding
Average	$618,243	$558,548	$563,224
End of period	638,589	554,136	596,646

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	1.70%	1.21%	1.59%
End of period	1.65%	1.21%	1.51%

Ratio of Net Charge-Offs to
Average loans	0.29%	0.02%	0.06%
End of period loans	0.28%	0.02%	0.06%
The allowance for loan losses as a percent of total loans increased to 1.65% as of June 30, 2008, compared to 1.51% as of December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 69.28% and 72.36% of our total deposits at June 30, 2008, and December 31, 2007, respectively. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at June 30, 2008 approximately $17.3 million was available. The Company’s FHLBank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling software, to analyze and manage the Company’s liquidity.
Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds.
At June 30, 2008, our total stockholders’ equity was $59.6 million and our equity to asset ratio was 7.41%. At June 30, 2008, our Tier 1 capital ratio was 9.49% compared to 10.28% at December 31, 2007, while our total risk-based capital ratio was 11.25% compared to 11.53% at December 31, 2007. As of June 30, 2008, we had capital in excess of the requirements for a “well-capitalized” institution.

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

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	10.50%	(2.51)%
Base Rate Scenario	—	—
200 basis point decline	(1.62)%	(2.39)%
The above table indicates that, at June 30, 2008, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the increasing rate scenarios, not only would adjustable rate assets (loans) reprice to higher rates faster than our liabilities, but our liabilities — long-term Federal Home Loan Bank of Topeka (“FHLBank”) advances and existing time deposits — would not increase in rate as much as the market rates. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the

Item 3. Quantitative and Qualitative Disclosures About Market Risk
adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at June 30, 2008, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.

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
Not applicable
Item 1A. Risk Factors
No changes
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
On May 14, 2008, the Company held its Annual Meeting of Stockholders. There were 2,459,942 shares outstanding and entitled to vote at the Annual Meeting, of which 1,632,721 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:
1.	Election of Directors

Donald H. Alexander was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

Shares Voted For:	1,632,721
Shares Voted Against	0
Shares Abstained	0
Robert D. Taylor was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results for both were as follows:

Shares Voted For:	1,606,121
Shares Voted Against	0
Shares Abstained	26,600
The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:
Michael J. Brown
Thomas A. McDonnell
Robert D. Regnier
Anne D. St. Peter

Part II: Other Information
Item 5. Other Information
The Board of Directors of Blue Valley Ban Corp and its wholly owned subsidiary, Bank of Blue Valley, entered into an agreement with the Federal Reserve Bank of Kansas City and the Office of the State Banking Commissioner of Kansas as of August 11, 2008. This agreement is a result of the recent examination that was completed by the regulators on June 5, 2008, and relates primarily to the Bank’s real estate construction portfolio. As a result of the agreement, prior approval by the regulators will be required prior to payment of any dividends by the Company or the Bank. Management and the Board are committed to resolving all of the issues addressed by the regulators in the agreement. Progress on these issues has been made since the recent completion of the examination. The Board of Directors believes the enhanced procedures contemplated by the agreement will be beneficial to the Bank’s future operations and success.
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

Blue Valley Ban Corp.
Date: August 14, 2008	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)