Form 10-Q
period 2008-09-30
BLUE VALLEY BAN CORP
filed 2008-10-17
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15933
BLUE VALLEY BAN CORP.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1070996 (I.R.S. Employer Identification No.)

11935 Riley Overland Park, Kansas (Address of principal executive offices)	66225-6128 (Zip Code)
Registrant’s telephone number, including area code: (913) 338-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Guarantee with respect to the Trust Preferred Securities, $8.00 par value, of BVBC Capital Trust I (None of which are currently outstanding)	None currently
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act
Yes ☐ No ☑
     As of September 30, 2008 the registrant had 2,470,242 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
     Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BKD, llp
Kansas City, Missouri
October 17, 2008

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$25,576	$17,827
Interest-bearing deposits in other financial institutions	10,434	312

Cash and cash equivalents	36,010	18,139

Available-for-sale securities	66,060	76,653
Mortgage loans held for sale	6,141	10,978

Loans, net of allowance for loan losses of $11,756 and $8,982 in 2008 and 2007, respectively	631,090	587,664

Premises and equipment, net	18,070	18,778
Foreclosed assets held for sale, net	4,387	2,523
Interest receivable	3,481	4,621
Deferred income taxes	3,075	2,083
Income taxes receivable	3,823	—
Prepaid expenses and other assets	2,540	1,571
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,863	7,261
Goodwill	4,821	4,821
Core deposit intangible asset, at amortized cost	900	1,121

Total assets	$788,261	$736,213

See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES

Deposits
Demand	$84,348	$87,927
Savings, NOW and money market	197,337	197,986
Time	279,048	250,457

Total deposits	560,733	536,370

Other interest-bearing liabilities	41,708	29,036
Short-term debt	15,000	25,000
Long-term debt	113,553	80,906
Interest payable and other liabilities	3,566	5,967

Total liabilities	734,560	677,279

STOCKHOLDERS’ EQUITY

Capital stock
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2008 — 2,470,242 shares; 2007 — 2,439,655 shares	2,470	2,440
Additional paid-in capital	10,977	10,312
Retained earnings	40,036	45,592
Accumulated other comprehensive income, net of income tax of $146 in 2008 and $394 in 2007	218	590

Total stockholders’ equity	53,701	58,934

Total liabilities and stockholders’ equity	$788,261	$736,213

See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2008 and 2007
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2008	2007	2008	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Interest and fees on loans	$10,139	$11,716	$31,331	$35,715
Federal funds sold and other short-term investments	180	256	301	499
Available-for-sale securities	802	1,171	2,596	3,290

Total interest income	11,121	13,143	34,228	39,504

Interest Expense
Interest-bearing demand deposits	396	193	933	447
Savings and money market deposit accounts	586	1,758	2,097	4,870
Other time deposits	2,937	3,377	8,965	9,951
Federal funds purchased and other interest-bearing liabilities	110	296	333	923
Short-term debt	202	1	409	72
Long-term debt, net	1,221	1,109	3,652	3,022

Total interest expense	5,452	6,734	16,389	19,285

Net Interest Income	5,669	6,409	17,839	20,219

Provision for Loan Losses	12,090	590	15,400	990

Net Interest Income After Provision for Loan Losses	(6,421)	5,819	2,439	19,229

Noninterest Income
Loans held for sale fee income	405	701	1,740	2,613
Service fees	921	762	2,452	2,154
Realized gains on available-for-sale securities	—	—	702	—
Gain on settlement of litigation	1,000	—	1,000	—
Other income	250	298	1,006	797

Total noninterest income	2,576	1,761	6,900	5,564

Noninterest Expense
Salaries and employee benefits	3,158	3,196	9,801	10,661
Net occupancy expense	790	839	2,400	2,373
Other operating expense	2,034	1,813	5,918	5,709

Total noninterest expense	5,982	5,848	18,119	18,743

Income Before Income Taxes	(9,827)	1,732	(8,780)	6,050

Provision for Income Taxes	(3,617)	646	(3,224)	2,240

Net Income	$(6,210)	$1,086	$(5,556)	$3,810

Basic Earnings Per Share	($2.55)	$0.45	($2.28)	$1.58

Diluted Earnings Per Share	($2.52)	$0.44	($2.26)	$1.56

See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2008 and 2007
(In thousands, except share data)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2006		$2,409	$9,561	$41,982	$(132)	$53,820

Issuance of 11,575 shares of restricted stock, net of forfeiture		11	238	—	—	249
Issuance of 13,825 shares of common stock through stock options exercised		14	293	—	—	307
Issuance of 4,558 shares common stock for the employee stock purchase plan		5	132	—	—	137
Net income	$3,810	—	—	3,810	—	3,810
Change in derivative financial instrument, net of income taxes (credit) of $(26)	(38)	—	—	—	(38)	(38)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $336	503	—	—	—	503	503

BALANCE, SEPTEMBER 30, 2007	$4,275	$2,439	$10,224	$45,792	$333	$58,788

BALANCE, DECEMBER 31, 2007		$2,440	$10,312	$45,592	$590	$58,934

Issuance of 13,900 shares of restricted stock, net of forfeiture		14	271	—	—	285
Issuance of 13,100 shares of common stock through stock options exercised		13	282	—	—	295
Issuance of 3,587 shares common stock for the employee stock purchase plan		3	112	—	—	115
Net income	$(5,556)	—	—	(5,556)	—	(5,556)
Change in derivative financial instrument, net of income taxes (credit) of $(7)	(11)	—	—	—	(11)	(11)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(241)	(361)	—	—	—	(361)	(361)

BALANCE, SEPTEMBER 30, 2008	$(5,928)	$2,470	$10,977	$40,036	$218	$53,701

See Accompanying Notes to Condensed Consolidated Financial Statements
      and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(In thousands)

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(5,556)	$3,810
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	1,156	1,174
Accretion of discounts on securities	(19)	(30)
Provision for loan losses	15,400	990
Provision for other real estate	—	5
Deferred income taxes	(744)	271
Stock dividends on FHLB securities	(163)	(198)
Gain on sale of available-for-sale securities	(702)	—
Net loss on sale of foreclosed assets	10	97
Restricted stock earned and forfeited	285	249
Compensation expense related to the employee stock purchase plan	11	15
Originations of loans held for sale	(115,665)	(146,073)
Proceeds from the sale of loans held for sale	120,502	163,187
Proceeds from settlement of litigation	200	—
Gain on settlement of ligitation	(1,000)	—
Changes in
Interest receivable	1,140	(1,265)
Prepaid expenses and other assets	(4,020)	(260)
Interest payable and other liabilities	(1,534)	(1,376)

Net cash provided by operating activities	9,301	20,596

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(63,715)	(4,739)
Purchase of premises and equipment	(217)	(606)
Proceeds from the sale of foreclosed assets, net of expenses	3,015	1,074
Purchases of available-for-sale securities	(30,000)	(32,971)
Proceeds from maturities of available-for-sale securities	17,010	30,050
Proceeds from sale of available-for-sale securities	23,702	—
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(439)	(314)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	686
Sale of Western National Bank charter and other assets	—	392
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	—	(6,255)
Proceeds from other investing activities	—	123

Net cash used in investing activities	(50,644)	(12,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(4,228)	15,273
Net increase (decrease)in time deposits	28,591	(33,814)
Net increase in other interest-bearing liabilities	12,672	7,107
Net repayment from short-term debt	(10,000)	—
Repayments of long-term debt	(7,353)	(1,482)
Proceeds from long-term debt	40,000	15,000
Dividends paid on common stock	(878)	(723)
Net proceeds from the sale of additional stock	410	444

Net cash provided by financing activities	59,214	1,805

Increase in cash and cash equivalents	17,871	9,841
Cash and cash equivalents, beginning of period	18,139	27,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,010	$37,071

SUPPLEMENTAL CASH FLOWS INFORMATION
Assets acquired and liabilities assumed (see Note 8)	$—	$33,668
See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2008, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2008 and 2007, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.
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
Nine Months Ended September 30, 2008 and 2007
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
The computation of per share earnings for the three-month and nine-months ended September 30, 2008 and 2007 is as follows:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
Note 3: Earnings Per Share (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)

Net income	$(6,210)	$1,086	$(5,556)	$3,810

Average common shares outstanding	2,439,685	2,412,603	2,434,515	2,408,285
Average common share stock options outstanding	21,897	30,930	23,626	29,976

Average diluted common shares	2,461,582	2,443,533	2,458,141	2,438,261

Basic earnings per share	($2.55)	$0.45	($2.28)	$1.58

Diluted earnings per share	($2.52)	$0.44	($2.26)	$1.56

Note 4: Short-Term Debt
     Short-term debt at September 30, 2008 and December 31, 2007 consisted of the following components:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advance (A)	$—	$25,000
Federal Reserve Bank of Kansas City line of credit (B)	—	—
JP Morgan Chase operating line of credit (C)	15,000	—

Total short-term debt	$15,000	$25,000

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 4.67% on December 31, 2007 and 2.61% on September 30, 2008.

(B)	Payable on demand; collateralized by various assets, including commercial and commercial real estate loans. The line of credit bears a variable interest rate of the Federal Funds rate plus 25 basis points and at September 30, 2008 approximately $53.9 million was available.

(C)	The $15 million line of credit matures May 31, 2009; collateralized by stock in the Company’s subsidiary bank. The line of credit bears a variable interest rate of the LIBOR plus a rate between 1.63% and 2.50% depending on the Company’s consolidated non-performing asset ratio. As of September 30, 2008, the interest rate was 5.30%. The line of credit is subject to certain covenants. As of September 30, 2008, the Company was out of compliance with one of the covenants; however, the lender has waived compliance for the third quarter based on the Company agreeing to a proposed term sheet and accelerated maturity date of January 31, 2009.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
Note 5: Long-Term Debt
Long-term debt at September 30, 2008 and December 31, 2007, consisted of the following components:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Note payable — Blue Valley Ban Corp (A)	$2,331	$2,781
Note payable — Blue Valley Building Corp. (B)	5,634	6,037
Federal Home Loan Bank advances (C)	86,000	52,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$113,553	$80,906

(A)	Due in December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note has been fixed at 5.45% by the use of a swap agreement (see Note 6). The term note is subject to certain covenants. As of September 30, 2008, the Company was out of compliance with one of the covenants; however, however, the lender has waived compliance for the third quarter based on the Company agreeing to a proposed term sheet and accelerated maturity date of January 31, 2009.

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2008, 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2008, approximately $10.6 million was available.

(D)	Due in 2033; interest only at LIBOR + 3.25% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(E)	Due in 2035; interest only at LIBOR + 1.60% due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
Note 5: Long-Term Debt (Continued)
Aggregate annual maturities of long-term debt at September 30, 2008 are as follows:

(In thousands)

October 1 to December 31, 2008	$3,788
2009	1,169
2010	1,199
2011	8,731
2012	16,046
Thereafter	82,620

$113,553

Note 6: Derivative Financial Instruments
As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 5(A)). The agreement provides for the Company to receive interest from the counterparty (JPMorgan Chase) at an amount which offsets the note’s variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company pays or receives the net interest amount quarterly, with the quarterly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. The hedge was fully effective through September 30, 2008. An $18,000 unrealized loss, net of $7,000 tax benefit, has been recognized as a component of other comprehensive loss for the nine months ended September 30, 2008.
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
Nine Months Ended September 30, 2008 and 2007
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
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assts	Observable Inputs
	Fair Value	(Level 1)	(Level 2)
	(In thousands)
Available-for-Sale Securities	$66,060	$483	$65,577
Interest Rate Swap Agreement	(7)	—	(7)

	$66,053	$483	$65,570

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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

For the Nine Months
Ended September 30,
2008
(Unaudited)
(In thousands)

Balance as of January 1, 2008	$11,425
Transfers in and/or out due to changes in significant inputs	20,615

Balance as of September 30, 2008	$32,040

Note Receivable
Note receivable from an individual included in Prepaid Expenses and Other Assets and discussed further in Note 9 was measured at fair value utilizing the net present value of future cash flows, which would be considered a Level 3 valuation. The estimated fair value at September 30, 2008 was $800,000.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
Note 8: Business Acquisition
On February 16, 2007, the Company acquired 100% of the outstanding common stock of Unison Bancorp, Inc. (“Unison”) and its subsidiary, Western National Bank of Lenexa, Kansas (“Western”) for $10,180,000 in cash and merged Unison into the Company. On March 29, 2007, the Company sold Western to Northland National Bank, Kansas City, Missouri, and simultaneously the Company’s subsidiary, Bank of Blue Valley, purchased the assets and assumed the liabilities of Western, with the exception of the bank charter and some miscellaneous assets and received $392,000 cash as a net result. As a result of the acquisition, the Company has had the opportunity to continue its expansion in Johnson County. This acquisition represented the Company’s first presence in Lenexa. The results of Western from February 16, 2007 through March 29, 2007 have been included in the consolidated financial statements.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
Note 9: Gain on Settlement of Litigation
The Company’s subsidiary, Bank of Blue Valley (“Bank”), entered into a settlement agreement with an individual, based on a successful summary judgment obtained in the Circuit Court of Jackson County, Missouri, for fraudulent misrepresentation by the individual. The settlement was for $1.0 million, of which $200,000 was received in cash, with the remaining $800,000 payable by August 30, 2010 with the option to extend the payable date through August 30, 2012. The $800,000 is considered fair value and was recognized as a gain contingency in accordance with SFAS No. 5, “Accounting for Contingencies,” as most recently interpreted by EITF 01-10, Accounting for the Impact of the Terrorists Attacks of September 11, 2001. The consensus in EITF 01-10 requires the recognition of a recovery when realization of the recovery is deemed probable. As the contingent portion of the settlement is collateralized by real property legally owned by the individual, management has deemed the ultimate recovery of the settlement as probable. Therefore, an $800,000 miscellaneous receivable was also recorded. The receivable is interest-bearing, with an interest rate, commensurate with the risk associated. The Company estimates the time frame for receipt of the $800,000 is between two and four years.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “believe,” “expect,” “could,” “potential,” “intend,” “plans,” “anticipate,” “estimate,” “project,” or similar expressions. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation to which the Company may become a party; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
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
     Results of Operations
Three months ended September 30, 2008 and 2007. Net loss for the quarter ended September 30, 2008, was $6.2 million, compared to net income of $1.1 million for the quarter ended September 30, 2007, representing a decrease of $7.3 million, or 671.82%. The loss per share on a diluted basis was $2.52 for the three-months ended September 30, 2008, which represented a decrease of 672.73% from diluted earnings per share of $0.44 in the same period of 2007. The Company’s annualized returns on average assets and average stockholders’ equity for the three-month period ended September 30, 2008 were negative 3.09% and negative 41.12%, compared to 0.60% and 7.46%, respectively, for the same period in 2007, decreases of 615.00% and 651.21%, respectively.
The primary factor contributing to our net loss in the current year third quarter from the prior year was a $12.1 million provision for loan losses. The increase in the provision was a result of management’s decision to charge down approximately $9.7 million in non performing loans due to one deteriorating commercial credit and a decline in the credit quality of the Bank’s real estate and

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
construction loan portfolio. Management also recognized the impact of the continued industry wide decline in the real estate market and the general economy. Included in the provision for loan loss was a $1.1 million reserve for potential uncollected deposit overdrafts with one commercial relationship. Net interest income decreased $740,000, or 11.55%, due to the decrease in market interest rates during 2008 and an increase in non performing loans. The increase in non performing loans resulted in a reversal of $266,000 in interest income on loans placed on nonaccrual during the third quarter. A decrease in loans held for sale fee income from our mortgage operation of $296,000, or 42.23%, has also contributed to lower net income. The net loss for the third quarter was partially offset by $1.0 million in noninterest income realized as a result of a legal settlement. See Note 9 of the condensed consolidated financial statements.
Nine months ended September 30, 2008 and 2007. Net loss for the nine months ended September 30, 2008, was $5.6 million, compared to net income of $3.8 million for the nine months ended September 30, 2007, representing a decrease of $9.4 million, or 245.83%. The loss per share on a diluted basis was $2.26 during the nine-months ended September 30, 2008, a decrease of 244.87% compared to diluted earnings per share of $1.56 in the same period of 2007. The Company’s annualized return on average assets and average stockholders’ equity for the nine-month period ended September 30, 2008 were negative 0.96% and negative 12.40%, compared to 0.70% and 9.09%, respectively, for the same period in 2007, decreases of 237.14% and 236.41%, respectively.
The principal contributing factor to our decrease in net income from the nine months ended September 30, 2007 to the current year was the increase in the provision for loan losses by $14.4 million. The increase in the provision was a result of management’s decision to charge down approximately $12.7 million in non performing loans in 2008 due to one deteriorating commercial credit and a decline in the credit quality of the Bank’s real estate and construction loan portfolio. Management also recognized the impact of the continued industry wide decline in the real estate market and the general economy. Included in the provision for loan loss was a $1.1 million reserve for potential uncollected deposit overdrafts with one commercial relationship. Net interest income decreased $2.4 million, or 11.77%, due to the decrease in market interest rates and an increase in non performing loans during 2008. The increase in non performing loans resulted in a reversal of $883,000 in interest income on loans placed on nonaccrual during 2008.
The decrease in net income was partially offset by an increase in noninterest income of $1.3 million, or 24.01%, due to gains realized from the sale of available-for-sale securities of $702,000 during 2008 to provide funding for loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. In addition, the increase in noninterest income was a result of $1.0 million realized as a result of a legal judgment. See Note 9 of the condensed consolidated financial statements. The increase in noninterest income was partially offset by a decrease in loans held for sale fee income from our mortgage operation of $873,000, or 33.41%, as a result of a decline in mortgage originations and financing resulting from the industry wide decline in the real estate market. Noninterest expense decreased $624,000, or 3.33%, due to a decrease in salaries and employee benefits expense related to the 2007 reduction of our mortgage division staffing. In addition, the decrease in salaries and employee benefits was a result of the Company not accruing for potential annual officer bonuses as of September 30, 2008. At this time, the Company has not met the requirements of the bonus plan to require a payment at the end of the year; thus there has been no expense recorded in 2008 compared with $403,000 that had been recorded for the nine months ended September 30, 2007.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
     Net Interest Income
Three months ended September 30, 2008 and 2007. Fully tax equivalent (FTE) net interest income for the three-month period ended September 30, 2008 was $5.7 million, a decrease of $742,000, or 11.57%, from $6.4 million for the three-month period ended September 30, 2007.
FTE interest income for the current year third quarter was $11.1 million, a decrease of $2.0 million, or 15.39%, from $13.1 million in the prior year third quarter. This decrease was primarily a result of an overall decrease in rates earned on average earning assets. The overall yield on average earning assets decreased by 175 basis points to 5.94% during the three-month period ending September 30, 2008 compared to 7.69% during the same period in 2007. This basis point decrease in yield resulted from the decreases in market interest rates as the Federal Reserve has lowered the Federal Fund Rate 325 basis points since September 2007. The decrease was also a result of the reversal of $266,000 in interest on loans placed on nonaccrual during the third quarter of 2008. The decline in the yield had the Company not reversed the interest on these non accrual loans would have been 161 basis points. The lower yield was offset by an increase in the average loan balance, which increased $79.4 million, or 14.19%. This increase was attributed to internal loan growth.
Interest expense for the current year third quarter was $5.5 million, a decrease of $1.2 million, or 19.03%, from $6.7 million in the prior year third quarter. This decrease was primarily a result of a decrease in the rate paid on our savings and money market deposits, and time deposits resulting from the impact of decreases in market interest rates. The rate paid on total average interest-bearing liabilities decreased 126 basis points to 3.35% during the three month period ending September 30, 2008 compared to 4.61% during the same period in 2007. In addition, average interest-bearing liabilities increased $68.5 million, or 11.83%, to $647.6 million during the third quarter of 2008 compared to $579.1 million during the prior year period. The increase in average interest-bearing liabilities was primarily the result of higher short- and long-term borrowing of $54.8 million, or 49.40%. The Company increased its advances with the Federal Home Loan Bank in order to provide additional funding source for our loan growth and advanced funds on its operating line of credit to provide additional capital for the Bank.
Nine months ended September 30, 2008 and 2007. FTE net interest income for the nine-month period ended September 30, 2008 was $17.8 million, a decrease of $2.4 million, or 11.78%, from $20.2 million for the nine-month period ended September 30, 2007.
FTE interest income for the nine months ended September 30, 2008 was $34.2 million, a decrease of $5.3 million, or 13.36%, from $39.5 million for the nine months ended September 30, 2007. This decrease was primarily a result of an overall decrease in yields on average earning assets. The overall yield on average earning assets decreased by 150 basis points to 6.35% for the period ending September 30, 2008 compared to 7.85% for the prior year period. This basis point decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate 325 basis points since September 2007. The decrease was also a result of the reversal of $883,000 in interest on loans placed on nonaccrual during 2008. The decline in the yield had the Company not reversed the interest on these non accrual loans would have been 133 basis points. The decrease was partly offset by an increase in average earning assets. The average balance of loans increased approximately $66.3 million, or 11.86%, from prior year attributed to internal loan growth.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Interest expense for the nine-month period ended September 30, 2008 was $16.4 million, a decrease of $2.9 million, or 15.02%, from $19.3 million in the same period of the prior year. This decrease was primarily a result of a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on savings and money market deposits, time deposits, and short-term borrowings. The rate paid on total average interest-bearing liabilities decreased 99 basis points to 3.52% during the nine-month period ending September 30, 2008 compared to 4.51% during the same period in 2007. Average interest-bearing liabilities increased $50.3 million, or 8.79%, to $622.5 million during the nine-month period ending September 30, 2008 compared to $572.2 million during the prior year period. The Company increased its advances with Federal Home Loan Bank to provide additional funding source for our loan growth and advanced funds on its operating line of credit to provide additional capital for the Bank.
Average Balance Sheets. The following table sets forth, for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of FTE interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated. For explanation of changes between periods reported within the table see Net Interest Income and the Financial Condition sections under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(In thousands)

Assets
Federal funds sold	$18,321	$301	2.19%	$12,888	$499	5.17%
Investment securities — taxable	70,006	2,590	4.94	90,045	3,279	4.87
Investment securities — non-taxable (1)	189	9	6.36	346	17	6.71
Mortgage loans held for sale	6,293	252	5.35	10,457	498	6.37
Loans, net of unearned discount and fees	625,091	31,079	6.64	558,793	35,217	8.43

Total earning assets	719,900	34,231	6.35	672,529	39,510	7.85

Cash and due from banks — non-interest bearing	20,243			17,658
Allowance for possible loan losses	(9,454)			(6,693)
Premises and equipment, net	18,462			19,103
Other assets	24,430			20,822

Total assets	$773,581			$723,419

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$48,717	$933	2.56%	$29,794	$447	2.01%
Savings and money market deposits	146,900	2,097	1.91	161,711	4,870	4.03
Time deposits	269,253	8,965	4.45	276,004	9,951	4.82

Total interest-bearing deposits	464,870	11,995	3.45	467,509	15,268	4.37

Short-term borrowings	45,185	742	2.19	31,382	995	4.24
Long-term debt	112,399	3,652	4.34	73,259	3,022	5.51

Total interest-bearing liabilities	622,454	16,389	3.52	572,150	19,285	4.51

Non-interest bearing deposits	87,401			90,474
Other liabilities	3,878			4,770
Stockholders’ equity	59,848			56,025

Total liabilities and stockholders’ equity	$773,581			$723,419

Net interest income/spread		$17,842	2.83%		$20,225	3.35%

Net interest margin			3.31%			4.02%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending September 30, 2008 and 2007, the tax equivalency adjustment amounted to $3,000 and $6,000 respectively.

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
For explanation of changes see Net Interest Income section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Changes in Interest Income and
Expense Volume and Rate Variances

	Nine Months Ended September 30,
	2008 Compared to 2007
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
		(In thousands)
Federal funds sold and other short-term investments	$(287)	$89	$(198)
Investment securities — taxable	49	(738)	(689)
Investment securities — non-taxable (1)	(1)	(7)	(8)
Mortgage loans held for sale	(80)	(166)	(246)
Loans, net of unearned discount	(7,445)	3,307	(4,138)

Total interest income	(7,764)	2,485	(5,279)

Interest-bearing demand accounts	123	363	486
Savings and money market deposits	(2,561)	(212)	(2,773)
Time deposits	(762)	(224)	(986)
Short-term borrowings	(480)	227	(253)
Long-term debt	(643)	1,273	630

Total interest expense	(4,323)	1,427	(2,896)

Net interest income	$(3,441)	$1,058	$(2,383)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Provision for Loan Losses
The provision for loan losses for the third quarter of 2008 was $12.1 million, compared to $590,000 for the same period of 2007. For the nine-months ended September 30, 2008 and 2007, the provision was $15.4 million and $990,000, respectively. The increase in provision for loan losses recorded during the three-month and nine-month periods ended September 30, 2008 compared to the same period in the prior year was a result of one deteriorating commercial credit and a continued decline in the Bank’s credit quality of the real estate and construction loan portfolio. Management also recognized the impact of the industry wide decline in the real estate market and the general economy. Management assessed the loan portfolio, specifically the non performing loans, on a credit by credit basis and reached the judgment that it would be appropriate to charge down $9.7 million in non performing loans to account for these impaired loans. Based on this analysis, management made a provision for loan losses of $12.1 million in the third quarter of 2008. Of the $9.7 million in loans written down, 48% related to the real estate and construction market and the remaining amount was a result of one deteriorating commercial credit. Management believes they have identified the significant non performing loans and will continue to aggressively pursue collection of these loans. Management believes they have aggressively addressed the decline in its credit quality with this provision. Included in the provision for loan losses was a $1.1 million reserve for potential uncollected deposit overdrafts with one commercial relationship. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level.
     Non-interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Loans held for sale fee income	$405	$701	$1,740	$2,613
NSF charges and service fees	482	364	1,221	1,073
Other service charges	439	398	1,231	1,081
Realized gains on available-for-sale securities	—	—	702	—
Contingency gain	1,000	—	1,000	—
Other income	250	298	1,006	797

Total non-interest income	$2,576	$1,761	$6,900	$5,564

Non-interest income increased $815,000, or 46.28%, to $2.6 million during the three-month period ended September 30, 2008, from $1.8 million during the three-month period ended September 30, 2007. Non-interest income for the nine-months period ended September 30, 2008 was $6.9 million, an increase of $1.3 million, or 24.01%, from $5.6 million for the nine-months ended September 30, 2007. The increase was primarily attributable to the $1.0 million realized as a result of a legal settlement. See Note 9 of the condensed consolidated financial statements. In addition, the increase was a result of gains realized on the sale of available-for-sale securities of $702,000 during the first and second quarter of 2008. The securities were sold to provide additional funding

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
for our loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. NSF charges and service fees increased $118,000, or 32.42%, and $148,000, or 13.79% for the three- and nine-month periods ended September 30, 2008. The increase was primarily attributed to the increase in the number of transaction accounts and an increase in account service charges on commercial accounts due to a decrease in the earnings credit rate they receive on their accounts. The earnings credit rate has decreased along with the drop in market rates. Other service charges increased $41,000, or 10.30%, and $150,000, or 13.88%, for the three- and nine-month periods ended September 30, 2008. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product and partly due to the increased activity within our investment brokerage department. Other income decreased $48,000, or 16.11%, for the three-month period ended September 30, 2008 and increased $209,000, or 26.22%, for the nine-month period ended September 30, 2008. This increase in noninterest income for the nine month period was a result of proceeds received on previously leased assets and gains realized on the sale of other real estate owned during 2008. The increase in non-interest income was partially offset by a decrease in loans held for sale fee income of $296,000, or 42.23%, and $873,000, or 33.41%, for the three- and nine-month periods ended September 30, 2008. We experienced a decline in our mortgage loans held for sale fee income due to a decline in residential mortgage origination and refinancing resulting from an industry wide decline in the housing market. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base and stabilization of the real estate housing market.
     Non-interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and employee benefits	$3,158	$3,196	$9,801	$10,661
Occupancy	790	839	2,400	2,373
General and administrative	2,034	1,813	5,918	5,709

Total non-interest expense	$5,982	$5,848	$18,119	$18,743

Non-interest expense increased $134,000, or 2.29%, to $6.0 million during the three-month period ended September 30, 2008, compared to $5.9 million during the prior year period. For the nine-month period ended September 30, 2008, non-interest expense decreased $624,000, or 3.33% to $18.1 million compared to $18.7 million in the prior year period. The change was attributed primarily to a decrease in salaries and employee benefits expenses by $38,000, or 1.19%, during the three-month period ended September 30, 2008 and $860,000, or 8.07%, during the nine-month period ended September 30, 2008. The decrease in salaries and employee benefits was a result of the 2007 reduction of our mortgage division staffing. The decrease was also a result of the Company not accruing for potential annual officer bonuses as of September 30, 2008. At this time, the Company has not met the requirements of the bonus plan to require a payment at the end of the year; thus there has been no expense recorded in 2008 compared with $403,000 that had been recorded for the nine months ended September 30, 2007. The Company expects salaries and employee benefits to decrease going forward due to a reduction in force that occurred in October 2008 which resulted in a reduction of salaries expense on an annual basis of approximately $1.1 million. The decrease in noninterest expense was partially offset by an increase in general and administrative expenses by $221,000, or 12.19%, during the three-month period ended September

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
30, 2008 and $209,000, or 3.66%, during the nine-month period ended September 30, 2008. This increase was attributed to the increase in expenses incurred on foreclosed assets held for sale, such expenses included insurance, appraisals, and repairs and maintenance.
     Financial Condition
Total assets for the Company at September 30, 2008, were $788.3 million, an increase of $52.0 million, or 7.07%, compared to $736.2 million at December 31, 2007. Deposits were $560.7 million compared with $536.4 million at December 31, 2007, increase of $24.3 million, or 4.54%. Stockholders’ equity was $53.7 million at September 30, 2008 compared with $58.9 million at December 31, 2007, decrease of $5.2 million
Investments. Available-for-sale securities at September 30, 2008 totaled $66.1 million, reflecting a 13.82% decrease from $76.7 million at December 31, 2007. The decrease was a result of the sale of $23.0 million in available-for-sale securities during 2008 to provide funding for additional loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment.
The following table presents the composition of our available-for-sale investment portfolio by major category as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(In Thousands)

U.S. government sponsored agency securities	$65,577	$75,953
State and municipal obligations	—	210
Equity and other	483	490

Total	$66,060	$76,653

The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio as of September 30, 2008. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.

							More Than Ten		Total Investment
	One Year or Less		One to Five Years		Five to Ten Years		Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(In thousands)

Available-For-Sale
U.S. government sponsored agency	$9,040	4.91%	$51,485	4.57%	$5,052	5.72%	$—	—%	$66,577	4.71%
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	483	4.16

Total available-for-sale	$9,040	4.91%	$51,485	4.57%	$5,052	5.72%	$—	—%	$66,060	4.70%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans Held for Sale. Mortgage loans held for sale at September 30, 2008 totaled $6.1 million, a decrease of $4.8 million, or 44.06%, compared to $11.0 million at December 31, 2007. The decline was primarily a result of lower origination volume as a result of the industry wide decline in the real estate market. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank is determined quarterly and at September 30, 2008, approximately $10.6 million was available. Short-term advance availability with the Federal Home Loan Bank fluctuates daily depending on levels of available collateral, which includes mortgage loans held for sale.
Loans. Loans at September 30, 2008 totaled $642.8 million, reflecting an increase of $46.2 million, or 7.74%, compared to $596.6 million at December 31, 2007. The increase in the loan portfolio was primarily the result of new opportunities with some larger credits, the efforts and experience of our lending staff, and a focus on relationship business. The loan to deposit ratio at September 30, 2008 was 114.64% compared to 111.24% at December 31, 2007.
The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of September 30, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(In Thousands)
Commercial	$160,576	24.98%	$139,120	23.32%
Commercial real estate	163,095	25.37	150,655	25.25
Construction	186,731	29.05	188,229	31.55
Lease financing	19,595	3.05	19,724	3.30
Residential real estate	43,236	6.72	37,511	6.29
Consumer	15,684	2.44	22,934	3.84
Home equity	53,929	8.39	38,473	6.45

Total loans and leases	642,846	100.00%	596,646	100.00%

Less allowance for loan losses	11,756		8,982

Loans receivable, net	$631,090		$587,664

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management monitors concentrations of loans to individuals or businesses involved in a single industry. At September 30, 2008 and December 31, 2007, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $186.7 million, or 29.05%, of total loans, as of September 30, 2008. Of the $186.7 million, approximately $77.2 million were for new single family housing construction which represents a concentration exceeding 10% of total loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing assets consist primarily of loans past due 90 days or more and nonaccrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	September 30,	September 30,	December 31,
	2008	2007	2007
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$680
Nonaccrual	110	295	60
Commercial real estate loans:
Past due 90 days or more	—	1,296	—
Nonaccrual	705	3,506	512
Construction loans:
Past due 90 days or more	—	814	10,699
Nonaccrual	28,018	8,497	10,115
Lease financing:
Past due 90 days or more	—	—	11
Nonaccrual	41	1,251	1,084
Residential real estate loans:
Past due 90 days or more	—	—	1,194
Nonaccrual	1,982	144	189
Consumer loans:
Past due 90 days or more	—	483	13
Nonaccrual	1	—	—
Home equity loans:
Past due 90 days or more	—	—	637
Nonaccrual	—	—	—
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Nonaccrual	—	—	—

Total non-performing loans	30,857	16,286	25,194

Foreclosed assets held for sale	4,387	756	2,523

Total non-performing assets	$35,244	$17,042	$27,717

Total nonperforming loans to total loans	4.80%	2.90%	4.22%
Total nonperforming loans to total assets	3.91%	2.23%	3.42%
Allowance for loan losses to nonperforming loans	38.10%	45.20%	35.65%
Nonperforming assets to loans and foreclosed assets held for sale	5.45%	3.03%	4.63%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2008, non-performing loans equaled 4.80% of total loans, representing an increase in non-performing loans from December 31, 2007. However, this represents a decrease in non performing loans from the second quarter of 2008 by 5.5%. The decrease in non performing loans since June 30, 2008 was a result of management’s decision to charge down approximately $9.7 in non performing loans during the third quarter. The overall credit exposure in the Company’s portfolio increased since year end as several large real estate construction loan relationships and one deteriorating commercial credit were placed on nonaccrual status. At September 30, 2008, 10 borrowing relationships make up approximately 98.04% of the $28.0 million of non-performing construction loans. The increase was a result of the continued industry wide decline in the real estate and construction market and the general economy. If this trend continues, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.
There are approximately $670,000 in loans that are not identified in the non performing table above which have either become 90 days past due and placed on non accrual since September 30, 2008 or the Company has received additional information which indicates the Company may not receive the contractual principal and interest on the loan and thus the loan has been placed on non accrual status.
The following table sets forth the amount of gross interest income that would have been recorded had the above loans been current and accruing during the period and the amount of interest income on the non performing loans included in net income for the period ended September 30, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(In thousands)
Gross Interest Income if the loans had been current and accruing interest	$555	$1,243
Cash Interest received during the period	152	700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Nine months	Nine months
	ended	ended	Year ended
	September 30,	September 30,	December 31,
	2008	2007	2007
	(In thousands)

Balance at Beginning of Period	$8,982	$6,106	$6,106

Loans Charged Off
Commercial loans	5,606	82	215
Commercial real estate loans	262	—	—
Construction loans	5,933	25	244
Lease financing	372	16	139
Residential real estate loans	308	49	49
Consumer loans	71	16	16
Home equity loans	127	—	—

Total loans charged-off	12,679	188	663

Recoveries
Commercial loans	41	64	294
Commercial real estate loans	—	1	1
Construction loans	—	—	—
Lease financing	9	9	9
Residential real estate loans	1	6	6
Consumer loans	2	13	14
Home equity loans	—	—	—

Total recoveries	53	93	324

Net Loans Charged Off	12,626	95	339
Allowance for Loan Loss attributed to acquisition	—	360	360

Provision for Loan Losses	15,400	990	2,855

Balance at End of Period	$11,756	$7,361	$8,982

Loans Outstanding
Average	$625,091	$558,793	$563,224
End of period	642,846	561,522	596,646

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	1.88%	1.32%	1.59%
End of period	1.83%	1.31%	1.51%

Ratio of Net Charge-Offs to
Average loans	2.02%	0.02%	0.06%
End of period loans	1.96%	0.02%	0.06%
The allowance for loan losses as a percent of total loans increased to 1.83% as of September 30, 2008, compared to 1.51% as of December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows our allocation of the allowance for loans losses by specific category at the end of each of the periods shown. Management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable loans. However, the allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	As of September 30		As of December 31,
	2008		2007
	(In Thousands)
		% of Total		% of Total
	Amount	Allowance	Amount	Allowance
Commercial	$3,412	29.03%	$1,790	19.93%
Commercial real estate	2,154	18.32	1,597	17.78
Construction	4,424	37.63	4,188	46.63
Lease financing	399	3.39	664	7.39
Residential real estate	891	7.58	377	4.20
Consumer	87	0.74	119	1.32
Home equity	389	3.31	247	2.75

Total	$11,756	100.00%	$8,982	100.00%

Deposits. Deposits grew by $24.3 million, or 4.54%, to $560.7 million as of September 30, 2008 compared with $536.4 million at December 31, 2007.
The following table sets forth the balances for each major category of our deposit accounts and the weighted average interest rate paid for interest-bearing deposits for the period indicated.

	As of September 30, 2008			As of December 31, 2007
	(In Thousands)
		Percent	Weighted		Percent	Weighted
		of	Average		of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$84,348	15.04%	—%	$87,927	16.39%	—%
Savings	8,608	1.54	0.49	8,384	1.57	0.49
Interest-bearing demand	63,167	11.27	2.56	35,983	6.71	2.14
Money Market	125,562	22.39	1.99	153,619	28.64	4.09
Time Deposits	279,048	49.76	4.45	250,457	46.69	4.87

Total deposits	$560,733	100.00%		$536,370	100.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth the amount of our time deposits that are $100,000 and greater by time remaining until maturity as of September 30, 2008.

	As of September 30, 2008
		Weighted
		Average
	Amount	Rate Paid
	(In thousands)
Three months or less	$36,789	3.61%
Over three months through six months	45,638	4.47
Over six months through twelve months	28,551	3.80
Over twelve months	46,883	4.15

Total	$157,861	4.05%

Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 67.36% and 72.36% of our total deposits at September 30, 2008, and December 31, 2007, respectively. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at September 30, 2008 approximately $10.6 million was available. The Company’s FHLBank advance availability fluctuates depending on levels of available collateral, which includes mortgage loans held for sale. In addition, the Company uses other forms of short-term borrowings for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. As of September 30, 2008, the Company’s subsidiary, Bank of Blue Valley (“Bank”) established a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability at September 30, 2008 was approximately $53.9 million. Subsequent to September 30, 2008, the Company raised approximately $37.9 million in brokered deposits to better position the Company in a volatile market. The brokered funds received were short-term and are not intended to be used to fund growth but rather to allow the Company to maintain a higher than normal level of liquidity during a volatile depositor market. In addition, The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than $100,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. CDARS has enabled us to maintain our customer relationships as well as provide funding for the Company to maintain its liquidity position.

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

		Average		Weighted	Weighted
	Amount	amount	Maximum	average	Average
	outstanding	outstanding	Outstanding	interest rate	interest
	at	during the	At any	during the	rate at
	period end	period (1)	Month end	period	period end
		(In thousands)
At or for the nine months ended September 30, 2008:
Federal Home Loan Bank borrowings	$—	$2,304	$4,000	3.16%	2.61%
JP Morgan Chase operating line of credit	15,000	10,500	15,000	4.71	5.30
Federal Funds purchased	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	41,708	32,381	41,708	1.37	1.10

Total	$56,708	$45,185		2.19	2.21

At or for the year ended December 31, 2007:
Federal Home Loan Bank borrowings	$25,000	$2,701	$25,000	5.10%	4.67%
JP Morgan Chase operating line of credit	—	—	—	—	—
Federal Funds purchased	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	29,036	30,909	37,569	3.83	2.89

Total	$54,036	$33,610		3.93	3.71

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
Capital. At September 30, 2008, our total stockholders’ equity was $53.7 million and our equity to asset ratio was 6.81%. At September 30, 2008, our Tier 1 capital ratio was 8.92% compared to 10.28% at December 31, 2007, while our total risk-based capital ratio was 10.33% compared to 11.53% at December 31, 2007. As of September 30, 2008, we had capital in excess of the requirements for a “adequately-capitalized” institution. At September 30, 2008, the Bank’s Tier 1 capital ratio was 10.39% compared to 9.64% at December 31, 2007, while our total risk-based capital ratio was 11.64% compared to 10.89% at December 31, 2007. As of September 30, 2008, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2008 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk

200 basis point rise	7.78%	(2.74)%
Base Rate Scenario	—	—
200 basis point decline	(2.60)%	(.10)%
The above table indicates that, at September 30, 2008, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the increasing rate scenarios, not only would adjustable rate assets (loans) reprice to higher rates faster than our liabilities, but our liabilities — long-term Federal Home Loan Bank of Topeka (“FHLBank”) advances and existing time deposits — would not increase in rate as much as the market rates. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the

Item 3. Quantitative and Qualitative Disclosures About Market Risk
decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at September 30, 2008, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.

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

Part II: Other Information
     Item 1. Legal Proceedings
Not applicable
     Item 1A. Risk Factors
In addition to the Risk Factors identified and described in the Form 10K for fiscal year ended December 31, 2008:
We are in default on a covenant to a secured lender and our future inability to obtain a waiver or renew our financing arrangements could have a material adverse impact on our business.
For the past twelve months we have been in default on a covenant owed to our secured lender on a $2.3 million term note and a $15.0 million line of credit. Since the default first occurred, we have routinely obtained waivers of non-compliance with the terms of the underlying agreements. On October 15, 2008 we executed another waiver for the customary three-month period. As part of the waiver, the maturity date for the term note and line of credit has been set at January 31, 2009. Our inability to obtain a waiver in the future, our failure to renew the line of credit, or our inability to obtain alternative financing could have a material adverse impact on our business.
The goodwill noted on our balance sheet may become impaired.
As required by accounting standards, the goodwill reflected on our balance sheet is tested annually for impairment or more frequently if events or changes in circumstances indicated that the asset might be impaired. Goodwill could be subject to impairment upon the occurrence of certain triggering events such as current period losses combined with a history of losses or significant impairment of earning assets. In the event of a significant downturn in our business, it is possible that we may need to recognize a partial or complete impairment of our goodwill.
Blue Valley and the Bank are subject to extensive governmental regulation.
Blue Valley and the Bank are subject to extensive governmental regulation. Blue Valley, as a bank holding company, is regulated primarily by the Federal Reserve Bank. The Bank is a commercial bank chartered by the State of Kansas and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the State Banking Commissioner of Kansas (OSBC). These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us and the Bank. Any such restrictions imposed by federal and state bank regulators could affect the profitability of Blue Valley and the Bank. Blue Valley and the Bank recently entered into an agreement with the Federal Reserve and the OSBC imposing certain limitations and requirements on the Bank and Blue Valley.

     Item 1A. Risk Factors (Continued)
Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.
The Bank provides its clients with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its clients involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
     Item 3. Defaults Upon Senior Securities
Not applicable
     Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
     Item 5. Other Information
None
     Item 6. Exhibits
EXHIBITS

10.9	Waiver letter and proposed term sheet from JP Morgan Chase dated October 15, 2008.

11.	Computation of Earnings Per Share. Please see p. 11.

15.	Letter regarding Unaudited Interim Financial Information

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Valley Ban Corp.
Date: October 17, 2008	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 17, 2008	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)