Form 10-K
period 2008-12-31
BLUE VALLEY BAN CORP
filed 2009-03-30
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of January 31, 2009 1,477,719 shares of the Registrant’s common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2008 closing price of the stock, was approximately $45.8 million. As of January 31, 2009 the registrant had 2,760,105 shares of Common Stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Part III – Proxy Statement for the 2009 Annual Meeting of Stockholders

BLUE VALLEY BAN CORP.
FORM 10-K INDEX

Part I
Item 1: Business
The Company and Subsidiaries
     As used in this Form 10-K, unless we specify otherwise, “we,” “us,” “our,” “Company,” and “Blue Valley” refers to Blue Valley Ban Corp., a Kansas corporation.
     Blue Valley Ban Corp. is a bank holding company organized in 1989. The Company’s primary wholly-owned subsidiary, Bank of Blue Valley (the “Bank”), was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri — Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial borrowers – customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically. In addition, Blue Valley has established a national presence by originating residential mortgages nationwide through the Bank’s InternetMortgage.com website.
     We have experienced significant internal growth since our inception. As of December 31, 2008, we had six locations in Johnson County, Kansas, including our main office which includes a lobby banking center, and a mortgage operations office in Overland Park, and full-service offices in Leawood, Lenexa, Olathe and Shawnee, Kansas.
     The lending activities are focused on commercial lending, and to a lesser extent, consumer lending, residential mortgage origination services and leasing. The Company strives to identify, develop and maintain diversified lines of business which provide acceptable risk-adjusted returns. Our primary lines of business consist of commercial lending, commercial real estate lending, construction lending, lease financing, residential real estate lending, consumer lending, and home equity loans.
     The Company also seeks to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. We develop these new or existing lines of business while monitoring related risk factors. In addition to fees generated in conjunction with lending activities, we derive non-interest income by providing mortgage origination services, deposit and cash management services, investment brokerage services and trust services.
     In addition to the Bank, as of December 31, 2008, the Company had three wholly-owned subsidiaries: Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, mortgage operations facility and the Leawood banking center; and BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures.
     We also have a 49% ownership in Homeland Title, LLC. Homeland Title, LLC was established in June 2005 and provides title and settlement services. This entity is no longer generating business.
     Our principal executive offices are located at 11935 Riley, Overland Park, Kansas 66225-6128, and our telephone number is (913) 338-1000.
     Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.

Our Market Area
     We operate primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA. Specifically, our trade area consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to the continued growth of our total assets and deposits.
     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County’s population growth rate ranks in the top 9% of counties nationally, and its per capita income ranks in the top 1.4 % of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2008, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $14.5 billion, which represented 25.14% of total deposits in the state of Kansas and 36.38% of total deposits in the Kansas City MSA.
     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas facility is located approximately 8 miles southwest of our main office and opened in 1994. The Shawnee, Kansas banking facility is approximately 17 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 and in the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced in that facility. The Leawood, Kansas banking facility is approximately four miles southeast of our headquarters location. We entered into the Leawood market in 2002 and in the second quarter of 2004, construction of our freestanding banking facility in Leawood was completed and operations commenced in that facility. During 2003 we acquired an office building in Overland Park, Kansas approximately one mile northwest of our headquarters location. At this location, we consolidated our mortgage operations, bank operations, and opened a banking facility. The banking facility was subsequently closed and consolidated into the main bank in November 2008. The Lenexa, Kansas banking facility is approximately seven miles northwest of our headquarters location. The Lenexa facility was opened in February 2007 when we acquired Unison Bancorp, Inc., and its subsidiary, Western National Bank. We made this acquisition to continue our expansion in Johnson County and to establish our first presence in the Lenexa market.
Lending Activities
     Overview. Our principal loan categories include commercial, commercial real estate, construction, leasing and residential mortgages. We also offer a variety of consumer loans and home equity loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2008, our loans represented approximately 81.21% of our total assets, our legal lending limit to any one borrower was $23.2 million, and our largest single borrower as of that date had outstanding loans of $14.2 million.
     We have been successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation. Our staff has significant experience in lending and has been successful in offering our products to both potential and existing customers. We believe that we have been successful in maintaining our customers because of our staff’s attentiveness to their financial needs and the development of professional relationships with our customers. We strive to become a strategic business partner with our customers, not just a source of funds.
     We conduct our lending activities pursuant to the loan policies adopted by our board of directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.5 million, all real estate credits in excess of $2.5 million, and unsecured loans in excess of $300,000. Credits up to $1.5 million on commercial loans, $2.5 million on real estate loans, and $300,000 on unsecured loans can be approved by the Bank’s President and a combination of two senior loan management officers. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies. The following table shows the composition of our loan portfolio at December 31, 2008.

LOAN PORTFOLIO

	As of December 31, 2008
	Amount	Percent
	(In thousands)
Commercial	$172,647	26.06%
Commercial real estate	170,697	25.77
Construction	182,933	27.62
Lease financing	18,927	2.86
Residential real estate	43,695	6.60
Consumer	14,245	2.15
Home equity	59,257	8.94

Total loans and leases	662,401	100.00%
Less allowance for loan losses	12,368

Loans receivable, net	$650,033

     Commercial loans. As of December 31, 2008, approximately $172.6 million, or 26.06%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. We have expanded this portfolio through the addition of commercial lending staff, their business development efforts, our reputation and the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank, in 2007. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.
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
     Approximately $6.9 million, or 3.98%, of our commercial loans are Small Business Administration (SBA) loans, of which $5.1 million is government guaranteed. The SBA guarantees the repayment in the event of a default of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum guarantee of $2.0 million. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.
     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.
     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, multi-family properties and churches. As of December 31, 2008, approximately $170.7 million, or 25.77%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.
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

     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family homes, land development, and commercial buildings, such as retail and office buildings and multi-family properties. As of December 31, 2008, approximately $182.9 million, or 27.62%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. The Bank’s experience and reputation in this area have grown, thereby enabling the Bank to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank’s real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based on several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market with respect to the subdivision and surrounding area, which the bank receives from a third party reporting entity. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual’s financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing.
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
     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2008, our lease portfolio totaled $18.9 million, or 2.86% of our total loan portfolio. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. We have provided lease financing in the past and will continue to do so for our customers. However, we do not expect to aggressively pursue lease financing unless the lessor maintains an additional banking relationship with the Bank. As a result of a reduction in force in our leasing department during the year, we expect the lease portfolio to decrease over time. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.
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
     Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2008, $43.7 million, or 6.60%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 3 to 5 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.
     In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2008, we originated approximately $136.8 million of residential mortgage loans, and we sold approximately $139.6 million in the secondary market. We originate conventional first mortgage loans through our internet website as well as through referrals from real estate brokers, builders, developers, prior customers and media advertising. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through

2003. While the volume of mortgage originations and refinancing has declined since 2004, we continue to take advantage of the national presence established in previous years and originate residential mortgage loans through our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. To reduce interest rate risk on mortgage loans sold in the secondary market, we acquire forward commitments from investors.
     Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a limited recourse basis. In our recent experience, we have not been asked to repurchase significant amounts of loans. Consequently, foreclosure losses on all sold loans are primarily the responsibility of the investor and not that of the Bank.
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
     Consumer loans. As of December 31, 2008, our consumer loans totaled $14.2 million, or 2.15% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A portion of the Bank’s consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2008, approximately $4.5 million, or 31.6%, of the Bank’s consumer loan portfolio represented indirect automobile loans. The Bank’s loans made to individuals through this program generally represent loans to purchase new or late model automobiles. There are currently 14 dealerships participating in this program. The Bank’s consumer and other loans are underwritten based on the borrower’s income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.
     Consumer loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. In addition, some consumer loans are subject to the additional risk that the loan is not secured by collateral. For some of the loans that are secured, the underlying collateral may be rapidly depreciating and not provide an adequate source of repayment if we are required to repossess the collateral. The Bank attempts to mitigate these risks by requiring a down payment and carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and with respect to indirect automobile loans, understanding and documenting the value of the collateral and the reputation of the originating dealership.
     Home equity loans. As of December 31, 2008, our home equity loans totaled $59.3 million, or 8.94% of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate and are underwritten in a similar manner as our consumer loans.

Investment Activities
     The objectives of our investment policies are to:
•	secure the safety of principal;

•	provide adequate liquidity;

•	provide securities for use in pledging for public funds or repurchase agreements; and

•	maximize after-tax income.
     We invest primarily in obligations of agencies of the United States and bank-qualified obligations of state and local political subdivisions. Although direct obligations of the United States and obligations guaranteed as to principal and interest by the United States are permitted by our investment policy, we currently do not hold any in our portfolio. In order to ensure the safety of principal, we do not invest in mortgage-backed securities or sub-prime mortgages and we typically do not invest in corporate debt or other securities even though they are permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, act as a net seller or purchaser of these funds. The sale of federal funds is effectively a short-term loan from us to another bank; while conversely, the purchase of federal funds is effectively a short-term loan from another bank to us.
Deposit Services
     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized a significant level of deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. During 2007, we introduced performance checking accounts. This interest-bearing demand product has proven to be an attractive product in our market area as it pays a higher rate than most checking accounts as long as the customer meets the requirements of at least 12 signature based debit card transactions and at least one direct deposit or ACH debit each statement cycle. The Bank realizes non-interest income from the signature based debit card transactions that, when netted against the high rate paid to the customer, results in a very attractive low cost of funds for the Bank. The Bank’s money market account is a daily access account that bears a higher rate and allows for limited check-writing ability. This account pays a tiered rate of interest. We believe money market accounts have also proven to be attractive products in our market area and provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, as it provides us with the potential to cross-sell additional services to these account holders.
     Time deposits and savings accounts also provide a relatively stable customer base and source of funding. Because of the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also as compared to other alternative funding sources to determine the most advantageous source. In pricing deposit rates, management also considers profitability, the matching of term lengths with assets, the attractiveness to customers, and rates offered by our competitors. The Bank has joined the Certificate of Deposit Account Registry Service (“CDARS”) which effectively lets depositors receive FDIC insurance on amounts of certificate of deposits larger than FDIC insurance coverage, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. It is not clear if the temporary increase in FDIC insurance coverage during 2008 will remain at $250,000 after December 31, 2009 or return to $100,000. Therefore, if the maturity date (of the certificate of deposit) is subsequent to December 31, 2009 the funds are currently being placed in the CDARS program in amounts less than or equal to $100,000 to ensure full FDIC coverage. The Bank’s Funds Management policy allows for acceptance of brokered deposits, up to certain policy limits, which can be utilized to support the growth of the Bank. As of December 31, 2008, the Bank had $133.0 million in brokered deposits, of which $41.0 million represented customer funds placed into the CDARS program.

Investment Brokerage Services
     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Four individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2008, the amount of our fee income generated from investment brokerage services was $397,000.
Trust Services
     The Bank began offering trust services in 1996. Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers and two trust administrators. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to new customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial and directed trust accounts. As of December 31, 2008, the Bank’s trust department administered 228 accounts, with assets under administration of approximately $112.7 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2008, the amount of our fee income from trust services was $437,000.
Competition
     The Bank encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits in our market area is high. Our principal competitors for deposits are other financial institutions within a few miles of our locations including other banks, savings institutions and credit unions. Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.
     The Bank competes in our lending, investment brokerage and trust activities with other financial institutions, such as banks and thrift institutions, credit unions, automobile financing companies, mortgage companies, securities firms, investment companies and other finance companies. Many of our competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, these non-bank competitors have some advantages over the Bank in providing certain products and services. Many of the financial institutions with which we compete are larger and possess greater financial resources, name recognition and market presence.
Trademarks
     As of December 31, 2008 the Bank had the following registered trademarks:
Bank of Blue Valley
DEPOSIT I.T.
INTERNETMORTGAGE.COM
Employees
     At December 31, 2008, the Bank had approximately 197 total employees, with 185 full-time employees. The Company and its other subsidiaries did not have any employees. None of the Bank’s employees are subject to a collective bargaining agreement. We consider the Bank’s relationship with its employees to be excellent.

Directors and Executive Officers of the Registrant
     For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2008, and their principal positions.

Name	Age	Positions
Directors

Robert D. Regnier	60	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank
Donald H. Alexander	70	Director of Blue Valley and the Bank
Michael J. Brown	52	Director of Blue Valley
Thomas A. McDonnell	63	Director of Blue Valley
Anne D. St. Peter	43	Director of Blue Valley
Robert D. Taylor	61	Director of Blue Valley and Chairman of the Audit Committee of Blue Valley

Additional Directors of the Bank

Harvey S. Bodker	73	Director of the Bank
Richard L. Bond	73	Director of the Bank
Suzanne E. Dotson	62	Director of the Bank
Charles H. Hunter	66	Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino	42	Executive Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley
Bruce A. Easterly	49	Executive Vice President – Chief Lending Officer of the Bank
Sheila C. Stokes	47	Senior Vice President – Retail Division of the Bank
Bonnie M. McConnaughy	49	Senior Vice President – Operations of the Bank
Available Information
     Our website address is http://www.bankbv.com. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports can be obtained free of charge from our website. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available on the SEC’s website at http://www.sec.gov.
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
Applicable Legislation
     The enactment of the legislation described below has significantly affected the banking industry generally and will have an on-going effect on Blue Valley and its subsidiaries.
     Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This legislation was principally designed to allow the U.S. Treasury and other government agencies to take action to restore liquidity and stability to the U.S. financial system. This legislation authorized the U.S. Treasury Department (the “Treasury”) through the Troubled Asset Relief Program (the “TARP”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities issued by financial institutions and their holding companies. The Treasury allocated $250 billion to the TARP Capital Purchase Plan program (the “CPP”). The CPP is designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. As part of the CPP, the Treasury will purchase debt and equity securities from participating institutions. Qualified participants may sell an equity interest to the Treasury up to 3% of its risk-weighted assets. These equity instruments will constitute Tier 1 Capital for eligible institutions. The Company’s Board of Directors approved the Company’s participation in the program and the Company entered into a Securities Purchase Agreement – Standard Terms on December 5, 2008. Pursuant to the agreement, the Company issued and sold to the Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock, for a total cash price of $21.75 million. Under the terms of the CPP, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. For additional information, see the liquidity and capital resources section under Managements Discussion and Analysis of Financial Condition and Results of Operation.
     As part of the EESA, the FDIC’s insurance coverage for deposits has increased from $100,000 to $250,000 until December 31, 2009. Further, the FDIC established the Temporary Liquidity Guarantee Program which is designed to encourage confidence and liquidity in the banking system. The program has two primary components, one is the Debt Guarantee Program which guarantees the newly issued senior unsecured debt of banks, thrifts, and certain holding companies. The debt guarantee coverage limit is generally 125% of the eligible entity’s eligible debt as of September 30, 2008. The nonrefundable fee is 75 basis points (annualized) for covered debt outstanding. The Company and the Bank have opted to not participate in this part of the program. The second part of the program is the Transaction Account Guarantee Program which will provide full coverage of non-interest bearing deposit transaction accounts, regardless of the dollar amount. The Temporary Liquidity Guarantee Program is effective through December 31, 2009. Financial Institutions participating in the Transaction Account Guarantee Program will be assessed a fee of ten basis points (annualized) on the balance of each covered account in excess of $250,000. The Bank has opted to participate in the Transaction Account Guarantee Program.
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
     Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies by permitting them to engage in activities, or affiliate with entities that engage in activities, that are “financial in nature.” Activities that the Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, determine what additional activities are “financial in nature.” With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.
     Bank holding companies that intend to engage in activities that are “financial in nature” must elect to become “financial holding companies.” Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are “well capitalized” and “well managed,” based on applicable banking regulations, and have a Community Reinvestment Act rating of at least “a satisfactory record of meeting community credit needs.” Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed “closely related to banking” prior to adoption of the Gramm-Leach-Bliley Act. Blue Valley voluntarily terminated its status as a financial holding company in June 2008 as the Company was no longer engaged in activities pursuant to the Bank Holding Company act.
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
     Source of Strength. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. As of December 31, 2008, Blue Valley Building Corp., BVBC Capital Trust II, BVBC Capital Trust III, and Homeland Title, LLC are Blue Valley’s only active direct subsidiaries that are not banks. The Company has a 49% ownership in Homeland Title, LLC and this entity is no longer generating business.
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
     Dividends. The Federal Reserve has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of any dividends by the Company or Bank.
     Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, Blue Valley is prohibited from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. For additional information, see the liquidity and capital resources section under Managements Discussion and Analysis of Financial Condition and Results of Operation.
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
     Deposit Insurance. The FDIC, through its Deposit Insurance Fund, insures the Bank’s deposit accounts to a maximum of $100,000 for each insured depositor, with the exception of self-directed retirement accounts which are insured to a maximum of $250,000. In October 2008, as part of the Emergency Economic Stabilization Act, the FDIC’s insurance coverage for deposits temporarily increased from $100,000 to $250,000 until December 31, 2009. The FDIC bases deposit insurance premiums on the perceived risk each bank presents to its Deposit Insurance Fund. In addition to deposit insurance premiums, institutions also pay an assessment based on insured deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.
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
     The federal banking regulators also have broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the prompt corrective action rules, an institution is:

•	“Well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

•	“Adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater;

•	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

•	“Significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

•	“Critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
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
     As of December 31, 2008, the Bank had capital in excess of the requirements for a “well capitalized” institution.
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

     Community Reinvestment Act Requirements. The Community Reinvestment Act (CRA) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent CRA examination dated June 2, 2008, the Bank received a rating of “Satisfactory.”
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
     Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. Reserves of 3% must be maintained against net transaction accounts of $10.3 million to $44.4 million plus 10% must be maintained against that portion of net transaction accounts in excess $44.4 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.
Other Regulations
     Interest and various other charges collected or contracted for by the Bank are subject to state usury laws and other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions. The Federal Truth in Lending Act governs disclosures of credit terms to consumer borrowers. The Home Mortgage Disclosure Act of 1975 requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. The Equal Credit Opportunity Act prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit. The Fair and Accurate Credit Transactions Act of 2003 governs the use and provision of information to credit reporting agencies. This act also requires financial institutions to establish reasonable procedures of identifying identity theft. The Fair Debt Collection Act governs the manner in which consumer debts may be collected by collection agencies. The various federal agencies charged with the responsibility of implementing these federal laws have adopted various rules and regulations. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from the use of ATMs and other electronic banking services.
Item 1A: Risk Factors
Current levels of market volatility.
     The capital and credit markets have been experiencing significant volatility and disruption over the last year. In certain cases, this volatility has resulted in downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility and disruption continue or worsen, there can be no assurance that we will not experience an adverse effect on our ability to access capital, if needed or desired, and on our business, financial condition and results of operation.

Our loan portfolio is concentrated in real estate lending, which has made and will make our loan portfolio more susceptible to credit losses in the current real estate market.
The new home real estate market in our market area has declined during 2008. Our loan portfolio has a concentration in real estate construction and land development loans and in commercial real estate loans, most of which are located in our market area. We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate market and general economy. Our non-performing assets and allowance for loan losses increased substantially during 2008 as a result. If the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and may result in increased credit losses in these loans.
Our future ability to raise capital may be limited.
Our ability to raise capital in the current economic and regulatory environment may be limited. During fiscal year 2008, we completed a rights offering in which we sold $5.2 million worth of our common stock to certain existing shareholders at a price of $18 per share. In addition to the rights offering, we participated in the U.S. Treasury’s CPP program in fiscal year 2008. Through that program, Treasury purchased 21,750 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A. This raised $21.75 million in additional capital. While at this time management does not anticipate the need to raise additional capital, should it become necessary, opportunities to do so will not be as readily identifiable, and will likely be on less favorable terms than those available in 2008.
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
     We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Bruce A. Easterly, Sheila C. Stokes, and Bonnie M. McConnaughy. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees; however, if employment was terminated, Mr. Fortino, Mr. Easterly, Ms. Stokes, and Ms. McConnaughy would all lose three years of Blue Valley Ban Corp. Restricted Stock Awards as well as amounts awarded in their Long-Term Retention Bonus Pools. Mr. Regnier would lose amounts awarded in his Long-Term Retention Bonus Pool. We carry a $1 million “key person” life insurance policy on the life of Mr. Regnier.
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
     Our success is dependent to a significant extent upon the general economic conditions in the Kansas City MSA, including Johnson County, Kansas, and, in particular, the conditions for the small and medium-sized businesses that are the focus of our customer base. Adverse changes in economic conditions in the Kansas City MSA, including Johnson County, Kansas, would impair our ability to collect loans, reduce our growth rate and have a negative effect on our overall financial condition. Adverse changes in the Kansas City MSA have already occurred and a continued downturn in the general economic conditions in the Kansas City MSA will continue to have an adverse effect on our overall financial condition.
The continued slowdown in real estate sales and a decrease in residential real estate values within our market areas have and may continue to affect our financial condition.
     Non-performing assets and our provision for loan losses have increased during 2008 as a result of the downturn in economic conditions in the real estate market, continued decline in home sales, and decline in median home prices and newly constructed homes. The housing industry in the Midwest experienced a downturn during the last quarter of 2007 and continuing in 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in over-supply of housing inventory and increased foreclosure rates. If these market conditions continue, or deteriorate further, or if these market conditions and slowing economy negatively impact the commercial non-residential real estate market, our results of operations will continue to be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.
If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, it will adversely affect our financial condition and results of operations.
     Some borrowers may not repay loans that we make to them. This risk is inherent in the banking business. Like all financial institutions, the Company maintains an allowance for loan losses to absorb probable loan losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio credit quality, economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. However, we cannot predict loan losses with certainty, and we cannot assure you that our allowance will be sufficient to cover our future loan losses. Loan losses in excess of our reserves would have an adverse effect on our financial condition and results of operations. The loan loss provision related to real estate construction loans has increased during the second half of 2008. This increase is a result of the industry wide decline in the real estate market and general economy. If the recent trend is prolonged and losses continue to increase, our results of operations would continue to be negatively impacted by higher loan losses.
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
     Blue Valley and the Bank are subject to extensive governmental regulation. Blue Valley, as a bank holding company, is regulated primarily by the Federal Reserve Bank. The Bank is a commercial bank chartered by the State of Kansas and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the State Banking Commissioner of Kansas (OSBC). These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us and the Bank. Any such restrictions imposed by federal and state bank regulators could affect the profitability of Blue Valley and the Bank. Blue Valley and the Bank entered into an agreement in August 2008 with the Federal Reserve and the OSBC imposing certain limitations and requirements on the Bank and Blue Valley.
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
If we are unable to pay our Preferred Shares dividend, the holder of the Preferred Shares may have additional rights.
     Under the CPP, failure to pay the Preferred Shares dividend is not considered an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holder of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears.
Item 1B: Unresolved Staff Comments
     No items are reportable.
Item 2: Properties
The Bank currently operates five full service banking centers, which includes our principal office located at 11935 Riley in Overland Park, Kansas, and operates one mortgage and operations center location. In January 2009, the

Company placed the 7900 College Boulevard location up for sale or lease. The portions of these premises not occupied by the Bank are leased to third parties. The following table sets forth the locations of the banking and mortgage centers, dates opened, mortgage indebtedness, and occupancy:

		Mortgage Indebtedness
		as of December 31,
Location	Year Occupied	2008	Occupancy
Overland Park Banking Center 11935 Riley Overland Park, Kansas *	1994	$2.1 Million	80% One sublease occupying 20%

Olathe Banking Center 1235 E. Santa Fe Olathe, Kansas **	2001	None	100%

Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, Kansas **	2001	None	100%

Mortgage and Operations Center 7900 College Boulevard Overland Park, Kansas *	2003	$3.4 Million	100%

Leawood Banking Center 13401 Mission Road Leawood, Kansas *	2004	None	55% Four subleases occupying 45%

Lenexa Banking Center 9500 Lackman Road Lenexa, Kansas **	2007	None	100%

*	The building is owned by Blue Valley Building Corp.

**	The building is owned by the Bank.
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
Market for Common Stock
     We are a reporting company under the Securities Exchange Act as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board (OTCBB) since July 2002 under the symbol “BVBC.” As of January 31, 2009, there were approximately 316 stockholders of record of our common stock. The following table sets forth the high and low prices of the Company’s common stock since the first quarter of 2007 based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2008		2007
Fiscal Quarter	High	Low	High	Low
First	$34.00	$31.00	$38.25	$33.50
Second	34.00	26.00	40.00	33.50
Third	31.00	25.00	38.50	33.00
Fourth	25.00	15.00	36.00	31.00
Dividends
     Our board of directors declared cash dividends on our common stock as follows:

Declaration Date	Amount Per Share	Record Date	Pay Date
December 21, 2006	$0.30	December 29, 2006	January 29, 2007
December 20, 2007	$0.36	December 31, 2007	January 31, 2008
     The Company did not declare or pay a dividend in 2008.
     Because our consolidated net income consists largely of the net income of the Bank, our ability to pay dividends on our common stock is subject to our receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and thus our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, if we elect to defer interest payments on our outstanding junior subordinated debentures, we will be prohibited from paying dividends on our common stock during such deferral. As a result of an agreement with the Federal Reserve Bank and the OSBC (for more information see Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations), prior regulatory approval is currently required prior to the payment of any dividends by the Company or the Bank. After that agreement is terminated, our Board of Directors anticipates the ability to declare future dividends, subject to limitations imposed by regulatory capital guidelines and approval, as permitted by the Company’s profitability and liquidity. The date for termination of that agreement is not known. In addition, the Company is subject to dividend limitations as part of the Capital Purchase Plan. As long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend. However, due to our lack of earnings and regulatory constraints the Company did not pay a cash dividend to our common stockholders in the fiscal year ended 2008, nor do we know when we will resume paying cash dividends.

Item 6: Selected Financial Data
     The following table presents our consolidated financial data as of and for the five years ended December 31, 2008, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K. The selected statements of financial condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2008, have been derived from our audited consolidated financial statements.

	As of and for the
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Selected Statement of Income Data
Interest income:
Interest and fees on loans .	$41,245	$47,194	$44,537	$37,492	$29,245
Federal funds sold and other short-term investments	378	557	256	580	157
Available-for-sale securities	3,375	4,466	4,039	2,317	2,301

Total interest income	44,998	52,217	48,832	40,389	31,703

Interest expense:
Interest-bearing demand deposits	1,394	656	97	94	169
Savings and money market deposit accounts	2,402	6,362	4,356	3,861	2,932
Other time deposits	12,139	13,134	11,254	9,171	7,297
Funds borrowed	5,756	5,430	5,255	4,867	4,115

Total interest expense	21,691	25,582	20,962	17,993	14,513

Net interest income	23,307	26,635	27,870	22,396	17,190
Provision for loan losses	17,025	2,855	1,255	230	1,965

Net interest income after provision for loan losses	6,282	23,780	26,615	22,166	15,225

Non-interest income:
Loans held for sale fee income	2,136	3,160	5,046	7,408	10,358
Service fees	3,299	2,830	2,491	2,166	2,441
Realized gains on available-for-sale securities	702	105	—	—	524
Gain on settlement of litigation	1,000	—	—	—	—
Other income	1,275	1,105	1,344	1,727	617

Total non-interest income	8,412	7,200	8,881	11,301	13,940

Non-interest expense:
Salaries and employee benefits	12,500	13,570	14,737	15,986	16,670
Net occupancy expense	3,144	3,200	3,059	3,307	3,433
Goodwill impairment	4,821	—	—	—	—
Other operating expense	8,304	7,447	6,578	6,841	6,467

Total non-interest expense	28,769	24,217	24,374	26,134	26,570

Income before income taxes	(14,075)	6,763	11,122	7,333	2,595
Provision for income taxes	(3,824)	2,275	4,199	2,764	665

Net income	$(10,251)	$4,488	$6,923	$4,569	$1,930

Per Share Data
Basic earnings	$(4.20)	$1.86	$2.93	$1.95	$0.84
Diluted earnings	(4.20)	1.84	2.88	1.91	0.82
Dividends	0.00	0.36	0.30	0.25	0.20
Book value basic (at end of period)	19.97	24.34	22.45	19.42	17.78
Weighted average common shares outstanding:
Basic	2,438,809	2,410,621	2,365,932	2,348,805	2,302,564
Diluted	2,438,809	2,438,203	2,407,802	2,388,531	2,360,061
Dividend payout ratio	0.00%	19.35%	10.23%	12.82%	23.80%

	As of and for the
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data (at end of period):
Total available-for-sale securities	$68,681	$76,653	$87,009	$99,987	$66,350
Total mortgage loans held for sale	8,157	10,978	21,805	13,906	44,144
Total loans	662,401	596,646	528,515	503,143	507,170
Total assets	815,700	736,213	692,219	689,589	672,717
Total deposits	600,868	536,370	535,864	529,341	522,646
Funds borrowed	135,129	134,942	96,577	104,394	102,469
Total stockholders’ equity	76,439	58,934	53,820	46,255	41,384
Trust assets under administration	112,688	104,167	104,445	93,988	118,074

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	3.19%	3.95%	4.34%	3.50%	2.91%
Non-interest income to average assets	1.07	0.99	1.29	1.63	2.16
Non-interest expense to average assets	3.67	3.34	3.54	3.77	4.11
Net overhead ratio (2)	2.59	2.35	2.25	2.14	1.96
Efficiency ratio (3)	90.70	71.57	66.32	77.56	85.35
Return on average assets (4)	(1.31)	0.62	1.00	0.66	0.30
Return on average equity (5)	(17.53)	7.88	13.81	10.44	4.69

Asset Quality Ratios:
Non-performing loans to total loans	6.54%	4.22%	1.31%	0.87%	0.86%
Allowance for possible loan losses to:
Total loans	1.87	1.51	1.16	1.33	1.45
Non-performing loans	28.54	35.65	88.16	153.27	168.60
Net charge-offs to average total loans	2.16	0.06	0.35	0.17	0.36
Non-performing loans to total assets	5.31	3.42	1.00	0.63	0.65

Balance Sheet Ratios:
Loans to deposits	110.24%	111.24%	98.63%	95.05%	97.04%
Average interest-earning assets to average interest-bearing liabilities	115.18	117.84	119.12	116.78	114.38

Capital Ratios:
Total equity to total assets	9.37%	8.01%	7.77%	6.71%	6.15%
Total capital to risk-weighted assets ratio	13.82	11.53	12.47	12.04	11.15
Tier 1 capital to risk-weighted assets ratio	12.57	10.28	11.33	10.25	9.00
Tier 1 capital to average assets ratio	11.50	9.86	10.29	8.86	8.45
Average equity to average assets ratio	7.66	7.85	7.27	6.31	6.37

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.

(2)	Non-interest expense less non-interest income divided by average total assets.

(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average common equity.

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
     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or the negative of these terms or other comparable terminology. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a deterioration of general economic conditions or the demand for housing in the Company’s market areas; continued deterioration in the demand for mortgage financing; legislative or regulatory changes; continued adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation to which the Company may become a party, and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors. Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Overview
     The Company had a challenging year in 2008 due to the continued decline in interest rates and the industry wide decline in the real estate market and the general economy. The prime lending rate continued to decline throughout 2008 and dropped a total of 400 basis points. The drop in market rates along with the industry wide decline in the real estate market and general economy has resulted in lower interest income on loans during 2008. This lower interest income was partly offset by growth experienced in our loan portfolio of 11.02%. The deterioration of the real estate market and general economy, along with the growth in our loan portfolio, has resulted in an increase in our provision for loan losses as compared to the prior year. The deterioration of the real estate market, as well as the Company operating with a smaller mortgage department as a result of restructuring and reduction in staff, has resulted in lower mortgage origination activity as compared with prior years and declining fee income on loans held for sale. Despite a decline in the economy, our deposits have increased 12.02% during 2008, primarily due to an increase in our time deposits and interest-bearing demand deposits. This was a result of several time deposit promotions during the year and an increase in activity in the CDARS program. Both have allowed us to cross sell other products to new and existing customers. The increase in deposits was also a result of an increase in deposit balances in our performance checking product which was introduced in 2007 of $36.2 million, or 220.36%. In December 2008, we participated in the U.S. Treasury Capital Purchase Plan which was designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. Pursuant to the plan, we issued and sold to the U.S. Department of the Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock, for a total cash price of $21.75 million. Our lending activity increased during the fourth quarter of 2008, with an increase of $19.6 million, or 3.04%, in loans for the fourth quarter. We expect 2009 to be a year of rebuilding for the Company as we look to continue to expand our loan and deposit portfolios, increase our mortgage origination volume, and stabilize our net interest margin.
     The Company and the Bank entered into an agreement in August 2008 with the Federal Reserve and the OSBC imposing certain limitations and requirements on the Bank and Company. This agreement was a result of the examination conducted by the regulators in June 2008, and related primarily to the Bank’s real estate construction loan portfolio. As a result of the agreement, prior approval by the regulators will be required prior to payment of any dividends from the Company or the Bank and prior to making or entering into an agreement to make a severance payment to any officer, director, or employee. In addition, the agreement required management to formalize plans regarding asset quality and credit risk management, capital, earnings, and liquidity management. Substantial compliance has been achieved with most provisions of the agreement and most concerns detailed in the previous examination have been addressed.
     The Company experienced a net loss for 2008 of $10.3 million, a $14.8 million, or 328.41% decrease from the $4.5 million net income earned in 2007. Excluding the goodwill impairment, the Company experienced a net loss, of $5.4 million, a $9.9 million, or 220.99% decrease from the prior year. Loss per share on a diluted basis was $4.20 for the year ended December 31, 2008, a decrease of 328.26% compared to diluted earnings per share of $1.84 for the previous year. The Company’s returns on average assets and average stockholders’ equity for 2008 were negative 1.31% and negative 17.53% compared to .62% and 7.88%, respectively, for 2007.
     Net interest income for 2008 was $23.3 million compared to $26.6 million earned during 2007. The decrease of $3.3 million, or 12.49%, was primarily due to a decrease in market rates. The Federal Reserve lowered the Federal Funds Rate 400 basis points during 2008, and the interest rates on our variable rate assets were reduced accordingly. The decrease in interest income was also a result of the reversal of $1.2 million in interest on loans placed on non-accrual during 2008. The increase in loans placed on non-accrual was a result of a decline in the credit quality of our real estate and construction portfolios. This decrease in interest income was partially offset by a decrease in interest expense. As market rates have declined, the rates paid on deposits have also declined. The current credit environment has made it difficult to anticipate the future of the Company’s net interest margin. If interest rates remain at the current levels or continue to decline, the Company anticipates a negative impact to net interest income as a result of the repricing of assets and liabilities. The magnitude of this impact will be dependent upon the Federal Reserve’s policy decisions and market movements.
     The provision for loan losses in 2008 was $17.0 million compared to $2.9 million in 2007, and $1.2 million in 2006. The increase in the provision in 2008 was a result of management’s decision to charge down approximately $13.9 million in non performing loans primarily related to the decline in the credit quality of the Bank’s real estate and construction portfolios, one deteriorating commercial credit relationship and an uncollected overdraft with one commercial relationship. In the analyses, management also recognized the impact of the continued industry wide decline in the real estate market and general economy. The increase in the provision was also a result of an increase in non-performing loans. For the five years ended December 31, 2008, our average year-end ratio of non-performing loans to total loans was 2.76%. As of December 31, 2008, our ratio of non-performing loans to total loans was 6.54%.
     Non-interest income increased 16.83% to $8.4 million in 2008 from $7.2 million in 2007. The increase in non-interest income was a result of gains realized from the sale of available-for-sale securities of $702,000 during 2008 to provide funding for loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. In addition, the increase in non-interest income was the result of $1.0 million realized as a result of a legal judgment. This was partially offset by a decrease in loans held for sale fee income. The industry wide decline in the real estate market, as well as the Company operating with a smaller mortgage department as a result of restructuring, resulted in a continued decline in the volume of residential mortgage loans originated during 2008 as compared to 2007. This resulted in lower origination fees during 2008 than during 2007 for our Company.
     Non-interest expense increased 18.80% to $28.8 million in 2008 from $24.2 million in 2007. The increase in non-interest expense was primarily a result of the goodwill impairment recognized of $4.8 million during the fourth quarter of 2008. Management reviewed goodwill for impairment and based upon guidelines contained in FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company recognized a goodwill impairment charge. The goodwill impairment charge was a result of the continued volatility throughout the financial services industry and the effect such volatility has had on market prices of financial services stocks, weakened economic conditions, decline in the credit quality of the real estate and construction portfolio, and the operating loss recorded by the Company in 2008. Excluding the goodwill impairment charge, non-interest expense decreased $269,000, or 1.11%, due to a decrease in salaries and employee benefits as a result of a restructuring of and reduction in staff during 2008.
     Total assets at December 31, 2008, were $815.7 million, an increase of $79.5 million, or 10.80%, from $736.2 million at December 31, 2007. Deposits and stockholders’ equity at December 31, 2008 were $600.9 million and $76.4 million, compared with $536.4 million and $58.9 million at December 31, 2007, increases of $64.5 million, or 12.02%, and $17.5 million, or 29.70%, respectively.
     Loans at December 31, 2008 totaled $662.4 million, an increase of $65.8 million, or 11.02%, compared to December 31, 2007. The loan to deposit ratio at December 31, 2008 was 110.24% compared to 111.24% at December 31, 2007. Our funding philosophy for loans not held for sale is to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank’s capital base.
Net Interest Income
     A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent (FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets. The following discussion should be read along with analysis of the “Average Balances, Yields and Rates” table on page 27.

     Years ended December 31, 2008 and 2007. FTE net interest income for 2008 decreased to $23.3 million from $26.6 million in 2007, a $3.3 million, or 12.51%, decrease.
     FTE interest income for 2008 was $45.0 million, a decrease of $7.2 million, or 13.83%, from $52.2 million in 2007. This decrease was primarily a result of an overall decrease in yields on average earning assets. The overall yield on average earning assets decreased by 159 basis points to 6.16% for 2008 compared to 7.75% in 2007. This significant decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Funds Rate 400 basis points during 2008. The decrease was also a result of an increase in non-accrual loans and the reversal of $1.2 million in interest on loans placed on non-accrual during 2008. The decline in yield would have been 143 basis points had the Company not reversed the interest on these non-accrual loans. The decrease in interest income was partly offset by an increase in average earning assets, which increased $55.9 million, or 8.29% during 2008. The increase in average earning asset balance was a result of an increase in average balance of loans by approximately $68.4 million, or 12.15%, from the prior year attributed to internal loan growth. The increase was partially offset by a decrease in available-for-sale securities by $20.7 million, or 22.83%. The decrease was a result of the sale of $23.0 million in available-for-sale securities during 2008 to provide funding for additional loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment.
     Interest expense for 2008 was $21.7 million, a decrease of $3.9 million, or 15.21%, from $25.6 million in 2007. The decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on savings and money market deposits, time deposits, and short- and long- term debt. The rate paid on our total average interest-bearing liabilities decreased to 3.42% in 2008 compared to 4.47% in 2007, a decrease of 105 basis points. Total average interest bearing liabilities increased $61.8 million, or 10.80%, during 2008 primarily due to increases in interest-bearing demand accounts, time deposits and long-term debt. The increase in average time deposits was a result of several time deposit promotions during the year and an increase in activity by our customers in the CDARS program. Average interest-bearing deposits increased as a result of an increase in the balances of our performance checking product which was introduced during 2007. The increase in long-term debt was a result of an increase in advances with Federal Home Loan Bank to provide additional funding for loan growth and the Company advancing funds on its operating line of credit to provide additional capital for the Bank. This operating line of credit was paid off on December 5, 2008, with proceeds from the CPP.
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
     Interest expense for 2007 was $25.6 million, up $4.6 million, or 22.04%, from $21.0 million in 2006. The increase resulted from increases in the balances and overall rate paid on our average interest-bearing liabilities. The rate paid on our total average interest bearing liabilities increased to 4.47% in 2007 compared to 3.89% in 2006, an increase of 58 basis points. This increase resulted from increases in rates paid on interest-bearing demand accounts, money market deposits, time deposits, short- and long-term debt. Total average interest bearing liabilities increased $33.0 million, or 6.13%, during 2007 primarily due to increases in money market deposits, time deposits and long-term debt.

     Average Balance Sheets. The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant rates or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Non-accrual loans are included in the calculation of average balances for loans for the periods indicated.
AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short-term investments	$22,478	$378	1.68%	$10,902	$557	5.11%	$5,100	$256	5.01%
Available-for-sale securities — taxable	69,741	3,369	4.83	90,246	4,452	4.93	93,043	4,013	4.31
Available-for-sale securities — non-taxable (1)	141	9	6.38	312	21	6.66	565	40	7.03
Mortgage loans held for sale	6,157	340	5.52	9,589	609	6.35	18,067	1,145	6.34
Loans, net of unearned discount and fees (2)	631,673	40,905	6.48	563,224	46,585	8.27	525,471	43,392	8.26

Total earning assets	730,190	45,001	6.16	674,273	52,224	7.75	642,246	48,846	7.61

Cash and due from banks — non-interest bearing	20,611			17,728			18,545
Allowance for possible loan losses	(10,060)			(6,962)			(6,556)
Premises and equipment, net	18,337			19,072			18,300
Other assets	25,704			20,895			16,444

Total assets	$784,782			$725,006			$688,979

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$52,776	$1,394	2.64%	$30,719	$656	2.14%	$24,979	$97	0.39%
Savings and money market deposits	137,295	2,402	1.75	163,099	6,362	3.90	147,403	4,356	2.95
Time deposits	286,404	12,139	4.24	269,673	13,134	4.87	262,199	11,254	4.29

Total interest-bearing deposits	476,475	15,935	3.34	463,491	20,152	4.35	434,581	15,707	3.61

Short-term debt	46,008	943	2.05	33,610	1,319	3.93	32,047	1,365	4.26
Long-term debt	111,490	4,813	4.32	75,087	4,111	5.48	72,530	3,890	5.36

Total interest-bearing liabilities	633,973	21,691	3.42	572,188	25,582	4.47	539,158	20,962	3.89

Non-interest bearing deposits	86,811			91,151			93,916
Other liabilities	3,852			4,745			5,770
Stockholders’ equity	60,146			56,922			50,135

Total liabilities and stockholders’ equity	$784,782			$725,006			$688,979

FTE net interest income/spread		$23,310	2.74%		$26,642	3.28%		$27,884	3.72%

FTE net interest margin			3.19%			3.95%			4.34%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2008, 2007 and 2006, the tax equivalency adjustment amounted to $3,000, $7,000, and $14,000, respectively.

(2)	Includes average balances and income from loans on non-accrual status

     Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.
CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

	Year Ended December 31,
	(In thousands)
	2008 Compared to 2007			2007 Compared to 2006
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change
Federal funds sold	$(374)	$195	$(179)	$5	$296	$301
Available-for-sale securities – taxable	(93)	(990)	(1,083)	577	(138)	439
Available-for-sale securities – non-taxable (1)	(1)	(11)	(12)	(2)	(17)	(19)
Mortgage loans held for sale	(79)	(190)	(269)	2	(538)	(536)
Loans, net of unearned discount and fees	(10,112)	4,432	(5,680)	70	3,123	3,193

Total interest income	(10,659)	3,436	(7,223)	652	2,726	3,378

Interest-bearing demand accounts	155	583	738	436	123	559
Savings and money market deposits	(3,509)	(451)	(3,960)	1,394	612	2,006
Time deposits	(1,707)	712	(995)	1,516	364	1,880
Short-term debt	(630)	254	(376)	(107)	61	(46)
Long-term debt	(870)	1,572	702	81	140	221

Total interest expense	(6,561)	2,670	(3,891)	3,320	1,300	4,620

Net interest income	$(4,098)	$766	$(3,332)	$(2,668)	$1,426	$(1,242)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.
Provision for Loan Losses
     We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. During the year ended December 31, 2008, we provided $17.0 million for loan losses, as compared to $2.9 million for the year ended December 31, 2007, an increase of $14.1 million, or 496.32%. During 2008, our provision for loan losses increased due to a decline in the credit quality of the Bank’s real estate and construction portfolios, one deteriorating commercial credit relationship and an uncollected deposit overdraft with one commercial relationship. Management also recognized the impact of the industry wide decline in the real estate market and general economy. Management assessed the loan portfolio, specifically the non performing loans, on a credit by credit basis and charged down a total of $13.9 million in non performing loans in 2008 to account for these impaired loans. Of the $13.9 million charged down, 47% related to the real estate and construction market and the remaining amount related primarily to commercial loans (in particular the one deteriorating commercial credit relationship and the uncollected commercial deposit overdraft). Accordingly, in 2008 the Bank made a provision of $17.0 million. Management believes they have aggressively addressed the decline in the credit quality of its loan portfolio with the provision taken in 2008. If the recent trend is more prolonged then management anticipates and losses continue to increase, we could experience higher than anticipated loan losses in the future. Total impaired loans increased 184.84% to $57.8 million at December 31, 2008, with a related reserve of $5.2 million, from $20.3 million at December 31, 2007, with a related reserve of $2.6 million. Net charge-offs increased to $13.6 million in 2008 from $339,000 in 2007 as a result of the write downs discussed above.
     During 2007, our provision for loan losses increased due to the industry wide decline in the real estate market and the internal growth within the loan portfolio. During the year ended December 31, 2007, we provided $2.9 million for loan losses, as compared to $1.2 million for the year ended December 31, 2006, an increase of $1.7 million, or 127.49%.
     The allowance for loan losses as a percentage of loans was 1.87% at December 31, 2008, compared to 1.51% in 2007 and 1.16% in 2006. The increase in this percentage from December 31, 2007 was primarily due to an increase in the provision for loan losses as a result of the decline in the credit quality of the real estate and construction portfolios due to the industry wide decline in the real estate market and general economy and charge offs taken during the year.
     Overall, we increased the total balance of the allowance for loan losses in 2008 based upon an analysis of several factors, including an analysis of impaired loans, the general reserve factor analysis referred to in our Critical Accounting Policies, changes in the loan mix, and charge offs that occurred during the year. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, local trends and classifications and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the loan losses at an appropriate level. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income
     The following table describes the items of our non-interest income for the periods indicated:
NON-INTEREST INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Loans held for sale fee income	$2,136	$3,160	$5,046
NSF charges and service fees	1,641	1,418	1,244
Other service charges	1,658	1,412	1,247
Realized gains on available-for-sale securities	702	105	—
Gain on settlement of litigation	1,000	—	—
Other income	1,275	1,105	1,344

Total non-interest income	$8,412	$7,200	$8,881

     Non-interest income increased to $8.4 million, or 16.83%, during 2008, from $7.2 million during 2007. The increase was primarily attributable to the $1.0 million realized as a result of legal settlement. See Note 18 in the Consolidated Financial Statements. In addition, the increase was a result of gains realized on the sale of available-for-sale securities of $702,000 during the first and second quarter of 2008. The securities were sold to provide additional funding for our loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. Other increases in non-interest income include an increase in NSF charges and service fees by $223,000, or 15.73%, from 2008 to 2007. The increase was a result of an increase in the number of transactional accounts, as well as an increase in account service charges on commercial accounts due to a decrease in the earnings credit rate they receive on their accounts. The earnings credit rate has decreased along with the drop in market rates. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, increased by $246,000, or 17.42% from 2007 to

2008. The increase was a result of income generated from signature based debit card transactions associated with our performance checking product and partly due to an increase in activity with our merchant bank card services. Other income increased $170,000, or 15.38% from 2007 to 2008 as a result of proceeds received on a previously leased asset and gains realized on the sale of other real estate owned during 2008. The increase in non-interest income was partially offset by a decrease in loans held for sale fee income of $1.0 million, or 32.41%. We experienced a decline in our loans held for sale fee income resulting from a decline in residential mortgage origination volume due to the industry wide decline in the real estate market, as well as the Company operating with a smaller mortgage department than in previous years due to restructuring and reduction in staff. The volume of closed residential mortgages fell to $136.8 million in 2008 from $185.8 million and $336.3 million in 2007 and 2006, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Future growth of other non-interest income categories is dependent upon new product development, and growth in our customer base.
     Non-interest income decreased to $7.2 million, or 18.93%, during 2007, from $8.9 million during 2006. This decrease is attributable to a decrease in loans held for sale fee income of $1.9 million. We experienced a decline in our loans held for sale fee income resulting from a decline in residential mortgage origination volume due to the industry wide decline in the real estate market. The volume of closed residential mortgages fell to $185.8 million in 2007 from $336.3 million and $675.6 million in 2006 and 2005, respectively. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. NSF charges and service fees increased by $174,000, or 13.99%, from 2006 to 2007. This increase is primarily attributed to an increase in the number of transactional accounts. The fees assessed and collected on these accounts are based on the customer’s activity. Other service charge income, which includes trust services income, investment brokerage income, merchant bankcard processing and debit card processing income, increased by $165,000, or 13.23%, from 2006 to 2007. This increase is attributed to income generated from signature based debit card transactions associated with our new performance checking product and partly due to the increased activity within our investment brokerage department. In 2007, we realized $105,000 of net gains on the sale of available-for-sale securities. We sold some of the bonds in our available-for-sale investment portfolio to provide additional funding for our loan growth.
Non-interest Expense
     The following table describes the items of our non-interest expense for the periods indicated.
NON-INTEREST EXPENSE

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$12,500	$13,570	$14,737
Net occupancy expense	3,144	3,200	3,059
Goodwill impairment	4,821	—	—
Other operating expense	8,304	7,447	6,578

Total non-interest expenses	$28,769	$24,217	$24,374

     Non-interest expense increased 18.80% to $28.8 million during 2008, compared to $24.2 million in the prior year primarily due to the goodwill impairment charge of $4.8 million recognized during the fourth quarter of 2008. The Company assesses at least annually its goodwill impairment. Based on guidelines contained in FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company recognized a goodwill impairment charge of $4.8 million. Management believes this impairment was attributable to the continued volatility throughout the financial services industry and the effect such volatility has had on market prices of financial services stocks, weakened economic conditions, decline in the credit quality of the real estate and construction portfolio, and the operating loss recorded by the Company in 2008.

     Non-interest expense, excluding goodwill impairment charge, decreased $269,000, or 1.11% from 2007 to 2008. The decrease in non-interest expense, excluding goodwill impairment, was primarily attributed to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased $1.1 million, or 7.89%, to $12.5 million in 2008 from $13.6 million in 2007, mainly due to a decline in compensation costs as a result of our restructure and reduction in staff during 2008. We had 185 full-time employees at December 31, 2008 compared to 214 full-time employees at December 31, 2007. In addition, the decrease in salaries and employee benefits was a result of the Company not accruing for a profit sharing contribution for 2008 as the Company did not meet expectations to provide for a contribution for the 2008 plan year. Net occupancy expense had a slight decrease of $56,000, or 1.75% from 2007 to 2008. These decreases were partially offset by an increase in other operating expenses by $857,000, or 11.51% primarily a result of an increase in expenses related to foreclosed assets held for sale. Expenses related to foreclosed assets held for sale include, insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale.
     Non-interest expense decreased 0.64% to $24.2 million during 2007, compared to $24.4 million in the prior year primarily due to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased 7.92% to $13.6 million in 2007 from $14.7 million in 2006, mainly due to a decline in compensation costs in our mortgage division. During 2007 we continued to restructure and reduce our mortgage division staffing due to our decline in mortgage origination volume and the decline in the real estate market. We had 214 full-time employees at December 31, 2007 compared to 224 at December 31, 2006. Occupancy expenses increased $141,000, or 4.61%, due to increased depreciation and maintenance expenses primarily related to the addition of our Lenexa banking center in 2007 as a result of the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank. General and administrative expenses increased $869,000, or 13.21%, primarily due to consulting services related to the mortgage operations restructuring, as well as expenses related to the purchase of Unison Bancorp, Inc. and its subsidiary and marketing efforts focused on our new location in Lenexa.
Income Taxes
     Our income tax benefit during 2008 was $3.8 million, compared to our income tax expense of $2.3 million during 2007, and $4.2 million during 2006. The decrease in 2008 reflects our net loss for the 2008 fiscal year. Our consolidated effective income tax rates of 27%, 34% and 38% for the three years ended December 31, 2008, 2007, and 2006, respectively, varies from the statutory rate principally due to the effects of state income taxes and the effect of the write off of goodwill in 2008.
Financial Condition
     Total assets for the Company at December 31, 2008 were $815.7 million, an increase of $79.5 million, or 10.80%, compared to $736.2 million at December 31, 2007. Deposits were $600.9 million compared with $536.4 million at December 31, 2007, an increase of $64.5 million, or 12.02%. Stockholders’ equity was $76.4 million at December 31, 2008 compared with $58.9 million at December 31, 2007, an increase of $17.5 million, or 29.70%.
     Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments. As of December 31, 2008, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permitted.
     Total investment securities at December 31, 2008 were $68.7 million, reflecting a decrease of $8.0 million, or 10.40%, compared to $76.7 million at December 31, 2007. The decrease was a result of the sale of $23.0 million in available-for-sale securities during 2008 to provide funding for additional loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment.

     The following table presents the composition of our available-for-sale investment portfolio by major category at the dates indicated.
INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2008	2007	2006
	(In thousands)
U.S. government sponsored agency securities	$68,092	$75,953	$86,165
State and political subdivisions	—	210	360
Equity and other	589	490	484

Total	$68,681	$76,653	$87,009

     The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2008. Yields are presented on a tax equivalent basis. Expected maturities will differ from contractual maturities due to unscheduled repayments.
MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(In thousands)
Available-For-Sale
U.S. government sponsored agency	$15,043	4.20%	$49,974	4.30%	$3,075	6.03%	$—	—%	$68,092	4.36%
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	589	4.00

Total available-for-sale	$15,043	4.20%	$49,974	4.30%	$3,075	6.03%	$—	—%	$68,681	4.35%

     Loans Held for Sale. Mortgage loans held for sale at December 31, 2008 totaled $8.2 million, a decrease of $2.8 million, or 25.70%, compared to $11.0 million at December 31, 2007. The decline in loans held for sale was primarily a result of lower origination volume as a result of the industry wide decline in the real estate market, as well as the Company operating with a smaller mortgage department as a result of restructuring and reduction in staff. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at December 31, 2008, approximately $14.3 million was available.
     Loans. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial and commercial real estate, construction, lease financing, residential real estate, consumer and home equity lending. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 51.83%, 48.57% and 44.99% of our total loans at December 31, 2008, 2007 and 2006, respectively.
     Loans were $662.4 million at December 31, 2008, an increase of $65.8 million, or 11.02%, compared to December 31, 2007. Loans were $596.6 million at December 31, 2007, an increase of $68.1 million, or 12.89%, compared to December 31, 2006. The loan to deposit ratio decreased to 110.24%, compared to 111.24% at December 31, 2007, and 98.63% at December 31, 2006.
     We experienced increases in most loan categories during 2008. The growth in these categories was primarily a result of the efforts of our lending staff. The decrease in our construction loan portfolio was a result of the write downs on non-performing loans taken during 2008, which is discussed further under the Provision for Loan Loss section, the slow down in new real estate construction as a result of a decline in the real estate market, and the Company’s efforts to decrease its concentration in the real estate construction portfolio. The Company targets consumer lending lines of business in an effort to broadly diversify risk across multiple lines of business. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$172,647	26.06%	$139,120	23.32%	$110,849	20.97%	$112,452	22.35%	$117,604	23.19%
Commercial real estate	170,697	25.77	150,655	25.25	126,952	24.02	114,562	22.77	126,205	24.88
Construction	182,933	27.62	188,229	31.55	171,709	32.49	139,662	27.76	130,631	25.76
Lease financing	18,927	2.86	19,724	3.30	18,512	3.50	18,238	3.62	21,203	4.18
Residential real estate	43,695	6.60	37,511	6.29	34,988	6.63	39,371	7.83	30,886	6.09
Consumer	14,245	2.15	22,934	3.84	33,097	6.26	45,221	8.99	48,950	9.65
Home equity	59,257	8.94	38,473	6.45	32,408	6.13	33,637	6.68	31,691	6.25

Total loans and leases	662,401	100.00%	596,646	100.00%	528,515	100.00%	503,143	100.00%	507,170	100.00%

Less allowance for loan losses	12,368		8,982		6,106		6,704		7,333

Loans, net	$650,033		$587,664		$522,409		$496,439		$499,837

     Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 25% of Tier 1 Capital. At December 31, 2008, 2007 and 2006, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $182.9 million, or 27.62%, of total loans, as of December 31, 2008. Of the $182.9 million, approximately $77.2 million were for new single family housing construction and $33.6 million were for land subdivisions, which represents a concentration exceeding 5% of total loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. The Bank does not have any other concentrations of loans to individuals or businesses involved in a single industry exceeding 5% of total loans. The Bank’s lending limit under federal law to any one borrower was $23.2 million at December 31, 2008. The Bank’s largest single borrower, net of participations, at December 31, 2008 had outstanding loans of $14.2 million.
     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2008, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2008 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.
MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES

	As of December 31, 2008
					More than One Year
	Less than	One to	Over five
	one year	five years	years	Total	Fixed	Variable
	(In thousands)
Commercial	$104,733	$56,298	$11,616	$172,647	$32,410	$35,504
Commercial Real Estate	40,431	123,638	6,628	170,697	101,658	28,608
Construction	135,928	43,495	3,510	182,933	24,069	22,936

Non-performing Assets
     Non-performing assets consist primarily of loans past due 90 days or more, non-accrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
NON-PERFORMING ASSETS

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$680	$802	$781	$2,008
Non-accrual	2,143	60	381	769	543
Commercial real estate loans:
Past due 90 days or more	—	—	4,951	598	—
Non-accrual	1,951	512	—	—	158
Construction loans:
Past due 90 days or more	—	10,699	—	585	—
Non-accrual	32,110	10,115	136	452	—
Lease financing:
Past due 90 days or more	—	11	186	5	1
Non-accrual	475	1,084	—	119	80
Residential real estate loans:
Past due 90 days or more	—	1,194	—	—	153
Non-accrual	6,129	189	410	1,016	1,315
Consumer loans:
Past due 90 days or more	—	13	13	49	17
Non-accrual	36	—	47	—	—
Home equity loans:
Past due 90 days or more	—	637	—	—	—
Non-accrual	488	—	—	—	75
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—	—	—
Non-accrual	—	—	—	—	—

Total non-performing loans	43,332	25,194	6,926	4,374	4,350

Foreclosed assets held for sale	4,783	2,523	717	711	2,645

Total non-performing assets	$48,115	$27,717	$7,643	$5,085	$6,995

Total non-performing loans to total loans	6.54%	4.22%	1.31%	0.87%	0.86%
Total non-performing loans to total assets	5.31	3.42	1.00	0.63	0.65
Allowance for loan losses to non-performing loans	28.54	35.65	88.16	153.27	168.60
Non-performing assets to loans and foreclosed assets held for sale	7.21	4.63	1.44	1.01	1.37
     Non-performing assets. Non-performing assets increased to $48.1 million at December 31, 2008 from $27.7 million at December 31, 2007. The increase was due to the addition of $11.3 million non-performing loans in the construction portfolio, $4.7 million in residential real estate loans, $1.4 million in commercial and other loans and $1.4 million in commercial real estate loans. Fifteen borrowing relationships make up approximately $36.9 million, or 85%, of the non-performing loans, for which management is aggressively pursuing collection. The increase in non-performing assets was a result of the industry wide decline in the real estate and construction market and the general economy. If this trend continues, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.
     For the five years ended December 31, 2008, our average year-end ratio of non-performing loans to total loans was 2.76%. As of December 31, 2008, our ratio of non-performing loans to total loans was 6.54%, which was above our historical averages primarily due to the decline in the real estate market and its impact on our real estate and construction loan portfolio and the overall decline in the general economy. As of December 31, 2008, our ratio of allowance for loan losses to non-performing loans was 28.54%, compared to 35.65% at December 31, 2007. The

Bank continues to aggressively manage defaults in the loan portfolio. Management intends to continue to vigorously pursue collection of all charged-off loans.
     The following table sets forth the amount of gross interest income that would have been recorded had the non-accrual loans in the Non-Performing Asset table on page 34 been current and accruing during the period and the amount of interest income on the non performing loans included in net income for the year ended December 31, 2008.

Year Ended
December 31, 2008
(In thousands)
Gross interest income (since date of non-accrual) if the loans had been current and accruing interest	$1,526
Interest income reversed at time loan placed on non-accrual	1,164
Cash interest received during the period	927
     Impaired Loans. A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more, non-accrual loans, and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, at the time the loans are delinquent 90 days or when management believes that full collection of principal and interest under the original loan contract is unlikely to occur. Interest is recognized for non-accrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.
     Impaired loans totaled $57.8 million at December 31, 2008, $20.3 million at December 31, 2007, and $2.9 million at December 31, 2006, with related allowances for loan losses of $5.2 million, $2.6 million, and $447,000, respectively.
     Total interest income of $5.4 million, $1.3 million and $728,000 was recognized on average impaired loans of $36.7 million, $17.3 million and $12.1 million for 2008, 2007 and 2006, respectively. Included in this total is cash basis interest income of $927,000, $49,000 and $53,000 recognized on non-accrual impaired loans during 2008, 2007 and 2006, respectively.
     Allowance For Loan Losses. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged-off, net of recoveries. The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserves, based on loss factors, to the remainder of the loan portfolio. The loss factors are determined based on such items as management’s evaluation of risk in the portfolio, current and projected local and national economic conditions, loan growth, loan trends and classifications and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.

     The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
SUMMARY OF LOAN LOSS EXPERIENCE
AND RELATED INFORMATION

	As of and for the
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance at beginning of period	$8,982	$6,106	$6,704	$7,333	$7,051

Loans charged-off:
Commercial loans	6,603	215	1,417	949	1,665
Commercial real estate loans	262	—	—	—	—
Construction loans	6,022	244	100	—	—
Lease financing	372	139	134	86	220
Residential real estate loans	424	49	318	—	18
Consumer loans	112	16	83	77	80
Home equity loans	127	—	8	16	—

Total loans charged-off	13,922	663	2,060	1,128	1,983
Recoveries:
Commercial loans	223	294	117	154	41
Commercial real estate loans	—	1	—	3	7
Construction loans	24	—	—	—	—
Lease financing	29	9	32	76	166
Residential real estate loans	1	6	47	1	48
Consumer loans	6	14	11	35	38
Home equity loans	—	—	—	—	—

Total recoveries	283	324	207	269	300

Net loans charged-off	13,639	339	1,853	859	1,683
Allowance of acquired company	—	360	—	—	—
Provision for loan losses	17,025	2,855	1,255	230	1,965

Balance at end of period	$12,368	$8,982	$6,106	$6,704	$7,333

Loans outstanding:
Average	$631,673	$563,224	$525,471	$516,643	$463,833
End of period	662,401	596,646	528,515	503,143	507,170
Ratio of allowance for loan losses to loans outstanding:
Average	1.96%	1.59%	1.16%	1.30%	1.58%
End of period	1.87	1.51	1.16	1.33	1.45
Ratio of net charge-offs to:
Average loans	2.16	0.06	0.35	0.17	0.36
End of period loans	2.06	0.06	0.35	0.17	0.33

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
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2008		2007		2006		2005		2004
	(In thousands)
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Commercial	$3,040	24.58%	$1,790	19.93%	$1,386	22.70%	$1,863	27.79%	$3,016	41.13%
Commercial real estate	2,507	20.27	1,597	17.78	1,674	27.42	1,441	21.49	1,432	19.53
Construction	4,695	37.96	4,188	46.63	1,920	31.44	1,776	26.51	1,475	20.11
Lease financing	449	3.63	664	7.39	355	5.81	582	8.68	583	7.95
Residential real estate	1,201	9.71	377	4.20	402	6.58	536	7.99	209	2.85
Consumer	67	.54	119	1.32	172	2.82	294	4.38	404	5.51
Home equity	409	3.31	247	2.75	197	3.23	212	3.16	214	2.92

Total	$12,368	100.00%	$8,982	100.00%	$6,106	100.00%	$6,704	100.00%	$7,333	100.00%

     Deposits. Deposits are the primary funding source for the Company. Deposits grew by $64.5 million, or 12.02%, to $600.9 million for the year ended December 31, 2008, compared to $536.4 million for the year ended December 31, 2007. The primary source of deposit growth in 2008 was in time deposits, which increased by $84.4 million. The increase in time deposits was a result of several time deposit promotions during the year and an increase in activity by our customers in the CDARS program, both of which have provided us an opportunity to cross sell other products to new and existing customers. The increase was also a result of an increase in interest-bearing demand balances by $36.7 million, of which $36.2 million was a result of our performance checking product. The performance checking product has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH or direct deposit each statement cycle. The Bank realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive low cost of funds for the Bank. The growth in time deposits and interest-bearing demand deposits was offset by a decrease in our demand, savings and money market account which was attributable to the competitive nature of the products. We have traditionally offered market-competitive rates on our deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. However, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our board of directors.
     The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

DEPOSITS

	Year Ended December 31,
	2008			2007			2006
	(In thousands)
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		Of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Demand	$86,020	14.32%	—%	$87,927	16.39%	—%	$94,823	17.69%	—%
Savings	8,030	1.34	0.44	8,384	1.57	0.49	8,874	1.66	0.49
Interest-bearing demand	72,699	12.10	2.64	35,983	6.71	2.14	26,427	4.93	0.39
Money Market	99,282	16.52	1.83	153,619	28.64	4.09	23,071	4.31	1.13
Money Management	—	—	—	—	—	—	97,697	18.23	3.61
Time Deposits	334,837	55.72	4.24	250,457	46.69	4.87	284,972	53.18	3.97

Total deposits	$600,868	100.00%		$536,370	100.00%		$535,864	100.00%

     The following table sets forth the amount of our time deposits that are $100,000 and greater by time remaining until maturity as of December 31, 2008:
AMOUNTS AND MATURITIES OF
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2008
		Weighted Average
	Amount	Rate Paid
	(In thousands)
Three months or less	$30,557	3.89%
Over three months through six months	16,218	3.96
Over six months through twelve months	21,264	3.61
Over twelve months	31,108	4.10

Total	$99,147	4.08%

Liquidity and Capital Resources
     Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 62.06% of our total deposits at December 31, 2008, and 72.36% and 73.40% of total deposits at December 31, 2007 and 2006, respectively. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 68.18% at December 31, 2008, and 73.97% and 74.96% at December 31, 2007 and 2006, respectively. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount of 0.2% of our total assets as of December

31 of the preceding calendar year to meet the asset based stock requirement and 5.00% of our total outstanding FHLBank advances to meet the activity-based stock requirement. The Bank is currently in compliance with this requirement, with a $5.6 million investment in stock of the FHLBank of Topeka as of December 31, 2008. The Bank had $82.5 million and $52.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2008 and 2007, respectively. FHLB borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability, and at December 31, 2008, approximately $14.3 million was available.
     In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 9 of the Consolidated Financial Statements). On September 30, 2008, the Bank established a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at December 31, 2008 was $54.7 million. The Company also uses the brokered market as a source of liquidity. As of December 31, 2008, the Bank had approximately $133.0 million in brokered deposits. The increase in brokered deposits during 2008 was to assist in maintaining a higher than normal level of liquidity during a volatile depositor market. In addition, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. It is not clear if the temporary increase in FDIC insurance coverage in 2008 will remain at $250,000 after December 31, 2009 or return to $100,000. Therefore, if the maturity date of the certificate of deposit is subsequent to December 31, 2009 the funds are currently being placed in the CDARS program in amounts less than or equal to $100,000 to ensure full FDIC coverage. Of the $133.0 million in brokered deposits, $41.0 million represented customer funds placed into the CDARS program. CDARS has enabled us to maintain our customer relationships as well as provide funding for the Company to maintain its liquidity position.
     As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of any dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividends payments. The Company has also agreed at the request of the Federal Reserve Bank, not as part of the initial agreement, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, in March the Company notified Wilmington Trust Company, trustee, that the Company is deferring the payment of interest related to trust preferred securities of BVBC Capital Trust III due on March 31, 2009 and the payment of interest related to trust preferred securities of BVBC Capital Trust II due on April 24, 2009. There are other ancillary expenses related to legal and accounting fees which could be impaired without the ability of the Bank to dividend up to the Company.
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

     The following table sets forth a summary of our short-term debt during and as of the end of each period indicated.
SHORT-TERM DEBT

		Average		Weighted	Weighted
	Amount	amount	Maximum	average	Average
	outstanding	outstanding	Outstanding	interest rate	interest rate
	at	during the	At any	during the	at period
	period end	period (1)	Month end	period	end
		(In thousands)
At or for the year ended December 31, 2008:
Federal Home Loan Bank borrowings	$—	$1,730	$4,000	3.16%	—%
Federal Funds purchased	—	5	—	1.97	—
JP Morgan Chase operating line of credit	—	10,385	15,000	4.94	—
Federal Reserve Bank line of credit	—	4	—	1.40
Repurchase agreements and other interest bearing liabilities	27,545	33,884	41,708	1.11	.31

Total	$27,545	$46,008		2.05	.31

At or for the year ended December 31, 2007:
Federal Home Loan Bank borrowings	$25,000	$2,701	$25,000	5.10%	4.67%
Federal Funds purchased	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	29,036	30,909	37,569	3.83	2.89

Total	$54,036	$33,610		3.93	3.71

At or for the year ended December 31, 2006:
Federal Home Loan Bank borrowings	$—	$6,668	$31,500	5.13%	—%
Federal Funds purchased	—	152	—	5.09	—
Repurchase agreements and other interest bearing liabilities	29,558	25,227	36,783	4.02	4.12

Total	$29,558	$32,047		4.26	4.11

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
     Capital Resources. At December 31, 2008, our total stockholders’ equity was $76.4 million, and our equity to asset ratio was 9.37%. At December 31, 2007, our total stockholders’ equity was $58.9 million, and our equity to asset ratio was 8.01%.
     The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2008, our Tier 1 capital ratio was 12.57%, while our total risk-based capital ratio was 13.82%, both of which exceed the capital minimums established in the risk-based capital requirements.

     Our risk-based capital ratios at December 31, 2008, 2007 and 2006 are presented below.
RISK-BASED CAPITAL

	December 31,
	2008	2007	2006
		(In thousands)
Tier 1 capital
Stockholders’ equity	$76,439	$58,934	$53,820
Intangible assets	(826)	(5,942)	(671)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	(657)	(600)	95
Trust preferred securities (1)	19,000	19,000	17,972

Total Tier 1 capital	93,956	71,392	71,216

Tier 2 capital
Qualifying allowance for loan losses	9,381	8,683	6,106
Trust preferred securities(1)	—	—	1,028

Total Tier 2 capital	9,381	8,683	7,134

Total risk-based capital	$103,337	$80,075	$78,350

Risk weighted assets	$747,504	$694,318	628,521

Ratios at end of period
Total capital to risk-weighted assets ratio	13.82%	11.53%	12.47%
Tier 1 capital to average assets ratio (leverage ratio)	11.50%	9.86%	10.29%
Tier 1 capital to risk-weighted assets ratio	12.57%	10.28%	11.33%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to average assets ratio (leverage ratio)	4.00%	4.00%	4.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%

(1)	Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). Approximately $19.0 million, $19.0 million and $18.0 million of the $19.0 million in trust preferred securities have been included as Tier 1 capital as of December 31, 2008, 2007 and 2006, respectively. The remaining balance of the trust preferred securities have been included as Tier 2 capital.
     The majority of the increase in capital during 2008 was a result of the Company’s participation in the U.S. Treasury’s Capital Purchase Plan. On December 5, 2008, the Company issued and sold to the United States Department of Treasury (the “Treasury”) 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Shares”), along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21.75 million (the “Transaction”). The Transaction occurred pursuant to, and is governed by the U.S. Treasury’s Capital Purchase Plan, (the “CPP”), which is designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. In connection with the transaction, we entered into a letter agreement with the Treasury which includes, a Securities Purchase Agreement-Standard Terms. The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:
•	The Preferred Shares have a senior rank. The Company is not free to issue other preferred stock that is senior to the Preferred Shares.
•	Until the third anniversary of the sale of the Preferred Shares, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, the Company may not declare or pay a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.
•	If the Company were to pay a cash dividend in the future, which would only occur with the consent of the Treasury, any such dividend would have to be discontinued if a Preferred Share dividend were missed. Thereafter, dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to the Company’s ability to repurchase common stock if Preferred Share dividends are missed.
•	Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears.
•	In conformity with requirements of the SPA and Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company and its subsidiary, Bank of Blue Valley, and each of its Senior Executive Officers agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to the Senior Executive Officers during the period that the Treasury owns any debt or equity securities acquired in connection with the Transaction. The applicable Senior Executive Officers have entered into letter agreements with the Company consenting to the foregoing and have executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with Section 111(b) of EESA.
     The Warrant is exercisable immediately and expires in ten years. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. The number of common shares covered by the Warrant may be reduced by up to one-half if the Company completes an equity offering meeting certain requirements by December 31, 2009. If the Preferred Shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time.
     In addition to participation in the CPP, the Company had a common stock rights offering to holders of record of its common stock as of the close of business on November 10, 2008, of non-transferable subscription rights to purchase up to 334,000 shares of its common stock at a cash subscription price of $18.00 per share. The Company received gross cash proceeds of approximately $5.2 million in the rights offering with 288,943 shares of common stock being issued. The proceeds, less expenses incurred in the rights offering, were invested in the Bank to provide additional capital for the Bank.

Contractual Obligations
     Our known contractual obligations outstanding as of December 31, 2008 are presented below.

		Payments due by Period
		(In thousands)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Time Deposit Obligations	$334,837	$205,542	$109,066	$15,694	$4,535
Short-term Debt Obligations	—	—	—	—	—
Long-term Debt Obligations	107,584	569	8,730	36,365	61,920

Total Obligations	$442,421	$206,111	$117,796	$52,059	$66,455

Inflation
     The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. Additional discussion of the impact of interest rate changes is included in Item 7A: Qualitative and Quantitative Disclosure About Market Risk. In addition, we disclose the estimated fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107 and Statement of Financial Accounting Standards No. 157. See Note 20 to the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
     The Company enters into off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet arrangements generally are limited to commitments to extend credit, mortgage loans in the process of origination and forward commitments to sell those mortgage loans, letters of credit and lines of credit.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2008, the Company had outstanding commitments to originate loans aggregating approximately $19,230,000.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $4,423,000 and mortgage loans held for sale amounted to $8,157,000 at December 31, 2008. As a result, we had combined forward commitments to sell mortgage loans totaling approximately $12,580,000. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $9,605,000 at December 31, 2008.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2008 unused lines of credit borrowings aggregated approximately $161,233,000.
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
     The fair value option established by FASB Statement No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to adopt FASB Statement No. 159 for any financial instruments.

     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which replaced Statement No. 141. FASB Statement No. 141R retains the fundamental requirements of FASB Statement No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This statement is effective for annual periods beginning after December 15, 2008. There is currently no impact from the adoption of the FASB Statement No. 141R on the Company’s consolidated financial statements.
Subsequent Events
Non-performing assets
     As of February 28, 2009, there are approximately $8.8 million in loans that are not identified on the non- performing assets table on page 34 which have either become 90 days past due and placed on non-accrual since December 31, 2008 or the Company has received additional information which indicates the Company may not receive contractual principal and interest on the loan and thus the loan has been placed on non-accrual status. Of the $8.8 million in loans placed on non accrual since December 31, 2008, three borrowing relationships represented 88.63% of the balance. Offsetting the increase, the Bank received a payoff in 2009 on $4.1 million on loans classified as non-performing at December 31, 2008 loans and realized a $500,000 recovery on amounts previously charged-off, plus interest and other expenses.
Trust Preferred Securities
     Under agreement with the Federal Reserve Bank, the Company has restrictions related to the payment of interest and or principal on the Company’s outstanding trust preferred securities. On March 11, 2009, the Company notified Wilmington Trust Company, the trustee, that the Company is exercising its right to defer the payment of interest on all of its outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust III, the next quarterly payment is due on March 31, 2009. The Company has the right to declare such a deferral. for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. However, during the deferral period, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60%. On March 19, 2009, the Company notified Wilmington Trust Company, the trustee, that the Company is exercising its right to defer the payment of interest on the trust preferred securities under the governing documents of BVBC Capital Trust II. The next quarterly payment is due on April 24, 2009. The Company has the right to declare a deferral period for up to 20 consecutive quarterly periods. During the deferral period, no interest payments are due. However, during the deferral period interest continues to accrue on the debt and the interest accrues at the same interest rate that was in effect prior to the declaration of the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period. For both BVBC Capital Trust II and BVBC Capital Trust III, as long as the deferral period continues, the Company is prohibited from: (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding preferred stock issued to the Treasury, or (ii) making any payment on any debt security that is ranked pair passu with the debt securities issued by the respective trusts. Because the Preferred Shares issued under the CPP are subordinate to the trust preferred securities, the Company will be restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current.

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
     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank’s net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2008 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	7.11%	(3.78%)
Base Rate Scenario	—	—
200 basis point decline	2.61%	(4.34)%
     The above table indicates that, at December 31, 2008, in the event of a sudden and sustained increase or decrease in prevailing market rates, our net interest income would be expected to increase. This is due to an increase in higher rate time deposits which reprice over the next 12 months, combined with a near zero gap position, provides the Company with greater control over the cost of its funding base and enables it to expand its net interest margin in an increasing or decreasing rate environment. The above table indicates a greater expansion of the net interest margin in a decreasing rate environment verses an increasing rate environment, and that is due to the floors the Bank has placed on its loans over the last several years and the higher rate time deposits which reprice over the next 12 months. The floors on the loans would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.
     The above table also indicates that, at December 31, 2008, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease due to fixed rate loans and investments with rates lower than market rates. These assets have likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.
     The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2008, based on the information and assumptions set forth below.
INTEREST-RATE SENSITIVITY ANALYSIS

			Expected Maturity or Repricing Date
	(In thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$29,815	$52,579	$82,394	$50,098	$129,929	$16,371	$278,792
Average Interest Rate	7.18%	6.73%	6.89%	7.37%	7.13%	6.72%	7.08%
Variable Rate Loans	360,717	4,177	364,894	2,761	24,111	—	391,766
Average Interest Rate	5.27%	6.52%	5.28%	6.02%	5.86%	—%	5.32%
Fixed Rate Investments	17,025	1,026	18,051	9,125	37,841	3,075	68,092
Average Interest Rate	4.24%	4.38%	4.25%	4.01%	4.36%	6.03%	4.36%
Variable Rate Investments	589	—	589	—	—	—	589
Average Interest Rate	4.0	—	4.0	—	—	—	4.0%
Interest Bearing Deposits	343	—	343	—	—	—	343
Average Interest Rate	0.05%	—	0.05%	—	—	—	0.05%
Federal Funds Sold	20,000	—	20,000	—	—	—	20,000
Average Interest Rate	0.29%	—	0.29%	—	—	—	0.29%

Total interest-earning assets	$428,489	$57,782	$486,271	$61,984	$191,881	$19,446	$759,582

Interest-Bearing Liabilities:
Interest-bearing demand	$72,699	$—	$72,699	$—	$—	$—	$72,699
Average Interest Rate	2.86%	—	2.86%	—	—	—	2.86%
Savings and money market	107,312	—	107,312	—	—	—	107,312
Average Interest Rate	0.81%	—	0.81%	—	—	—	0.81%
Time deposits	100,691	104,856	205,547	94,759	29,996	4,535	334,837
Average Interest Rate	3.71%	3.31%	3.51%	4.04%	4.08%	3.55%	3.71%
Funds borrowed	67,273	47,929	115,202	5,599	11,996	2,332	135,129
Average Interest Rate	3.08%	3.52%	3.26%	4.20%	3.96%	5.19%	3.40%

Total interest-bearing liabilities	$347,975	$152,785	$500,760	$100,358	$41,992	$6,867	$649,977

Cumulative:
Rate sensitive assets (RSA)	$428,489	$486 271	$486,271	$548,255	$740,136	$759,582	$759,582
Rate sensitive liabilities (RSL)	347,975	500,760	500,760	601,118	643,110	649,977	649,977
GAP (GAP = RSA – RSL)	80,514	(14,489)	(14,489)	(52,863)	97,026	109,605	109,605
RSA/RSL	123.14%	97.11%	97.11%	91.21%	115.09%	116.86%
RSA/Total assets	52.53	59.61	59.61	67.21	90.74	93.12
RSL/Total assets	42.66	61.39	61.39	73.69	78.84	79.68
GAP/Total assets	9.87	(1.78)	(1.78)	(6.48)	11.89	13.44
GAP/RSA	18.79	(2.98)	(2.98)	(9.64)	13.11	14.43
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

     Disclosures about fair values of financial instruments, which reflect changes in market prices and rates, can be found in Note 20 to the consolidated financial statements included in this report.
Item 8: Financial Statements and Supplementary Data
     See index to Blue Valley Ban Corp. financial statements on page F-1.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     No items are reportable.
Item 9A: Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.
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
Management’s Report on Internal Control Over Financial Reporting:
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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

Part III
Item 10: Directors, Executive Officers and Corporate Governance
     Information regarding the Company’s directors and executive officers is included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is hereby incorporated by reference.
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
Item 11: Executive Compensation
     This information is included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 13: Certain Relationships, Related Transactions, and Director Independence
     The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies with which they are affiliated. As of December 31, 2008, the Bank had aggregate loans outstanding to such persons of approximately $28.7 million, which represented 37.54% of our stockholders’ equity of $76.4 million on that date. These loans:
•	were made in the ordinary course of business;
•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and
•	did not involve more than the normal risk of collectibility or present other unfavorable features.

     Information regarding Director Independence is included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 14: Principal Accounting Fees and Services
     This information is included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is hereby incorporated by reference.
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

Date: March 30, 2009	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 30, 2009	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2009	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)

Date: March 30, 2009	By:	/s/ Donald H. Alexander
Donald H. Alexander, Director

Date: March 30, 2009	By:	/s/ Michael J. Brown
Michael J. Brown, Director

Date: March 30, 2009	By:	/s/ Thomas A. McDonnell
Thomas A. McDonnell, Director

Date: March 30, 2009	By:	/s/ Anne D. St. Peter
Anne D. St. Peter, Director

Date: March 30, 2009	By:	/s/ Robert D. Taylor
Robert D. Taylor, Director

Exhibits

2.1	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006.*****

2.2	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007.*****

2.3	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007.*****

3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

3.3	Certificate of Designations dated December 3, 2008.******

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Form of Agreement as to Expenses and Liabilities. *

4.4	Form of Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Form of Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

4.12	Warrant to purchase Common Stock dated December 5, 2008.******

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen’s Assurance Company of America, dated July 15, 1994. *

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen’s Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

10.6	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006 (included in Exhibit 2).*****

10.7	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007 (included in Exhibit 2).*****

10.8	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007 (included in Exhibit 2).*****

10.9	Waiver Letter and Proposed Term Sheet with JP Morgan Chase dated October 15, 2008. *******

10.10	Letter Agreement dated December 5, 2008, including Securities Purchase Agreement — Standard Terms, incorporated by reference herein, between Blue Valley Ban Corp. and the United States Department of Treasury.******

10.11	Amendment and Waiver by and among Bank of Blue Valley, Blue Valley Ban Corp. and its Senior Executive Officers.******

11.1	Statement regarding computation of per share earnings. Please see p. F-12.

21.1	Subsidiaries of Blue Valley Ban Corp.

23.3	Consent of BKD, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the SEC on April 10, 2000 as an Exhibit to Blue Valley’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

**	Filed with the SEC on March 19, 2004 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

***	Filed with the SEC on July 29, 2005 as an Exhibit to Blue Valley’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

****	Filed with the SEC on March 24, 2005 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*****	Filed with the SEC on March 28, 2007 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

******	Filed with the SEC on December 8, 2008 as an Exhibit to Blue Valley’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

*******	Filed with the SEC on October 17, 2008 as an Exhibit to Blue Valley’s Quarterly Report on Form 10-Q. Exhibit incorporated herein by reference.

BLUE VALLEY BAN CORP.
DECEMBER 31, 2008, 2007 AND 2006
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas
     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 20, in 2008 the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157.
/s/ BKD, LLP
Kansas City, Missouri
March 30, 2009

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In thousands, except share data)
ASSETS

	2008	2007
Cash and due from banks	$24,630	$17,827
Interest bearing deposits in other financial institutions	343	312
Federal funds sold	20,000	—

Cash and cash equivalents	44,973	18,139

Available-for-sale securities	68,681	76,653
Mortgage loans held for sale	8,157	10,978

Loans, net of allowance for loan losses of $12,368 and $8,982 in 2008 and 2007, respectively	650,033	587,664

Premises and equipment, net	17,883	18,778
Foreclosed assets held for sale, net	4,783	2,523
Interest receivable	3,273	4,621
Deferred income taxes	3,265	2,083
Income taxes receivable	3,623
Prepaid expenses and other assets	2,315	1,571
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,888	7,261
Goodwill	—	4,821
Core deposit intangible asset, at amortized cost	826	1,121

Total assets	$815,700	$736,213

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
LIABILITIES

Deposits
Demand	$86,020	$87,927
Savings, NOW and money market	180,011	197,986
Time	334,837	250,457

Total deposits	600,868	536,370

Other interest-bearing liabilities	27,545	29,036
Short-term debt	—	25,000
Long-term debt	107,584	80,906
Interest payable and other liabilities	3,264	5,967

Total liabilities	739,261	677,279

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference Authorized 15,000,000 shares; issued and outstanding 2008 – 21,750 shares; 2007 – 0 shares	22	—
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2008 – 2,760,105 shares; 2007 – 2,439,655 shares	2,760	2,440
Additional paid-in capital	37,666	10,312
Retained earnings	35,340	45,592
Accumulated other comprehensive income, net of income tax of $434 in 2008 and $394 in 2007	651	590

Total stockholders’ equity	76,439	58,934

Total liabilities and stockholders’ equity	$815,700	$736,213

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except per share data)

	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$41,245	$47,194	$44,537
Federal funds sold and other short-term investments	378	557	256
Available-for-sale securities	3,375	4,466	4,039

Total interest income	44,998	52,217	48,832

INTEREST EXPENSE
Interest-bearing demand deposits	1,394	656	97
Savings and money market deposit accounts	2,402	6,362	4,356
Other time deposits	12,139	13,134	11,254
Federal funds purchased and other interest-bearing liabilities	375	1,181	1,023
Short-term debt	568	138	342
Long-term debt, net	4,813	4,111	3,890

Total interest expense	21,691	25,582	20,962

NET INTEREST INCOME	23,307	26,635	27,870

PROVISION FOR LOAN LOSSES	17,025	2,855	1,255

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,282	23,780	26,615

NON-INTEREST INCOME
Loans held for sale fee income	2,136	3,160	5,046
Service fees	3,299	2,830	2,491
Realized gains on available-for-sale securities	702	105	—
Gain on settlement of litigation	1,000	—	—
Other income	1,275	1,105	1,344

Total non-interest income	8,412	7,200	8,881

NON-INTEREST EXPENSE
Salaries and employee benefits	12,500	13,570	14,737
Net occupancy expense	3,144	3,200	3,059
Goodwill impairment	4,821	—	—
Other operating expense	8,304	7,447	6,578

Total non-interest expense	28,769	24,217	24,374

INCOME BEFORE INCOME TAXES	(14,075)	6,763	11,122

PROVISION (BENEFIT) FOR INCOME TAXES	(3,824)	2,275	4,199

NET INCOME (LOSS)	$(10,251)	$4,488	$6,923

BASIC EARNINGS PER SHARE	$(4.20)	$1.86	$2.93

DILUTED EARNINGS PER SHARE	$(4.20)	$1.84	$2.88

DIVIDENDS PER SHARE	$0.00	$0.36	$0.30

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

							Accumulated
				Additional			Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Unearned	Comprehensive
	Income	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, DECEMBER 31, 2005		$—	$2,382	$9,212	$35,782	$(648)	$(473)	$46,255

Issuance of 27,444 shares of common stock			27	512				539
Dividends on common stock ($0.30 per share)					(723)			(723)
Net income	6,923				6,923			6,923
Restricted stock earned, net of forfeitures				485				485
Reclassification of unearned compensation in accordance with adoption of SFAS No. 123R				(648)		648		—
Change in derivative financial instrument, net of income taxes of $51	76						76	76
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $177	265						265	265

BALANCE, DECEMBER 31, 2006	$7,264	$—	$2,409	$9,561	$41,982	$—	$(132)	$53,820

Issuance of 10,182 shares of restricted stock, net of forfeitures			10	292				302
Issuance of 15,425 shares of common stock through stock options exercised			16	327				343
Issuance of 4,558 shares of common stock for the employee stock purchase plan			5	132				137
Dividends on common stock ($0.36 per share)					(878)			(878)
Net income	4,488				4,488			4,488
Change in derivative financial instrument, net of income taxes (credit) of $(47)	(70)						(70)	(70)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $528	792						792	792

BALANCE, DECEMBER 31, 2007	$5,210	$—	$2,440	$10,312	$45,592	$—	$590	$58,934

Issuance of 21,750 shares of preferred stock		22		21,639				21,661
Issuance of stock warrants to purchase 111,083 shares of common stock				89				89
Issuance of 288,943 shares of common stock through rights offering			289	4,912				5,201
Issuance of 12,820 shares of restricted stock, net of forfeitures			13	296				309
Issuance of 15,100 shares of common stock through stock options exercised			15	305				320
Issuance of 3,587 shares of common stock for the employee stock purchase plan			3	112				115
Net income	(10,251)				(10,251)			(10,251)

Accretion of discount on preferred shares				1	(1)			—
Change in derivative financial instrument, net of income taxes (credit) of $(4)	(6)						(6)	(6)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $44	67						67	67

BALANCE, DECEMBER 31, 2008	$(10,190)	$22	$2,760	$37,666	$35,340	$—	$651	$76,439

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(10,251)	$4,488	$6,923
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	1,552	1,606	1,471
Accretion of discounts on available-for-sale securities	(26)	(30)	(92)
Provision for loan losses	17,025	2,855	1,255
Provision for other real estate	—	5	40
Goodwill Impairment	4,821	—	—
Deferred income taxes	(1,223)	(1,134)	260
Stock dividend on FHLB securities	(188)	(264)	(275)
Gain on sale of available-for-sale securities	(702)	(105)	—
Net (gain) loss on sale of foreclosed assets	46	97	(12)
Loss on sale of premises and equipment	—	—	6
Restricted stock earned and forfeited	309	316	485
Compensation expense related to the employee stock purchase plan	10	17	19
Originations of loans held for sale	(136,798)	(185,809)	(336,254)
Proceeds from the sale of loans held for sale	139,619	196,636	328,355
Proceeds from settlement of litigation	200	—	—
Gain on settlement of litigation	(1,000)	—	—
Changes in:
Interest receivable	1,348	(232)	(828)
Prepaid expenses and other assets	(3,591)	248	3,455
Interest payable and other liabilities	(1,835)	(172)	(3,987)

Net cash provided by operating activities	9,316	18,522	821

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(86,958)	(55,168)	(28,689)
Proceeds from sales of loan participations	1,514	13,235	500
Purchase of premises and equipment	(364)	(649)	(671)
Proceeds from sale of premises and equipment	16	—	—
Proceeds from the sale of foreclosed assets, net of expenses	3,744	1,133	930
Proceeds from sales of available-for-sale securities	23,702	6,105	—
Proceeds from maturities of available-for-sale securities	33,210	55,250	36,310
Purchases of available-for-sale securities	(48,100)	(47,970)	(22,995)
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(439)	(314)	—
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	686	2,319
Sale of Western National Bank charter and other assets	—	392	—
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	—	(6,255)	—
Proceeds from other investing activities	—	123	—

Net cash used in investing activities	(73,675)	(33,432)	(12,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, money market, NOW and savings accounts	(19,882)	7,042	(28,794)
Net increase (decrease) in time deposits	84,380	(37,777)	35,317
Net (decrease) increase in federal funds purchased and other interest-bearing liabilities	(1,491)	(1,426)	3,270
Net (payments of) proceeds from short-term debt	(25,000)	25,000	—
Repayments of long-term debt	(13,322)	(1,763)	(21,087)
Proceeds from long-term debt	40,000	15,000	10,000
Proceeds from sale of preferred stock and warrants through the Capital Purchase Plan	21,750	—	—
Proceeds from sale of common stock through rights offering	5,201	—	—
Dividends paid on common stock	(878)	(723)	(596)
Net proceeds the sale of additional stock through ESPP plan and stock options exercised	435	466	538

Net cash provided by (used in) financing activities	91,193	5,819	(1,352)

Increase (decrease) in cash and cash equivalents	26,834	(9,091)	(12,827)
Cash and cash equivalents, beginning of year	18,139	27,230	40,057

CASH AND CASH EQUIVALENTS, END OF YEAR	$44,973	$18,139	$27,230

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
DECEMBER 31, 2008, 2007 AND 2006

SUPPLEMENTAL CASH FLOWS INFORMATION
Loans transferred to foreclosed assets held for sale	$6,050	$3,023	$964
Restricted stock issued	$13	$10	$—
Cash dividends declared on common stock	$—	$878	$723
Interest paid	$21,382	$25,175	$20,587
Income taxes paid (net of refunds)	$1,667	$561	$4,035
Assets acquired and liabilities assumed (see Note 22)	$—	$33,668	$—
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     The Company is a holding company for Bank of Blue Valley (the “Bank”), Blue Valley Building Corp., BVBC Capital Trust II and BVBC Capital Trust III through 100% ownership of each. In addition, the Company owns 49% of Homeland Title, LLC.
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
     Homeland Title, LLC was a company providing title and settlement services and is no longer generating business.
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
     Management believes that the allowance for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
allowance for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.
Cash Equivalents
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2008, cash equivalents consisted of federal funds sold.
     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2008 was $670,000.
Investment in Securities
     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. Premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the period to maturity. Interest on investments in debt securities is included in income when earned.
Other Investments
     The Company, as a member of the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Bankers Bank of Kansas (BBOK) systems, is required to maintain an investment in capital stock of FHLB, FRB and BBOK. The required investment in the stock is based on predetermined formula. No ready market exists for the stocks, and the stocks have no quoted market value. Such stocks are recorded at cost.
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
DECEMBER 31, 2008, 2007 AND 2006
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
     The adequacy of the allowance is evaluated on a monthly basis by management based on management’s periodic review of the collectibility of the loans in consideration of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reason for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
     Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
Premises and Equipment
     Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective lease or the estimated useful lives of the improvements, whichever is shorter.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Foreclosed Assets Held for Sale
     Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in non-interest expenses.
Goodwill
     Goodwill is assessed at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount an impairment of goodwill is indicated and goodwill is written down to its implied fair value in the period it is identified. Subsequent increases in goodwill value are not recognized in the financial statements. As of December 31, 2008, based upon guidelines contained in FASB Statement No. 142, Goodwill and Other Intangible Assets, it was determined that the fair value of the Company’s goodwill was lower than its carrying amount. Accordingly, the Company recognized a goodwill impairment charge of $4.8 million. Management believes this impairment was primarily attributable to the continued volatility throughout the financial services industry and the effect such volatility has had on market prices of financial services stocks, weakened economic conditions, decline in the credit quality of the real estate and construction portfolio, and the operating loss recorded by the Company in 2008.
Core Deposit Intangible Assets
     Intangible assets are being amortized on the straight-line basis over periods ranging from seven to 15 years. Such assets are periodically evaluated as to the recoverability of their carrying value.
Fee Income
     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.
Income Taxes
     Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.
Accumulated Other Comprehensive Income (Loss)
     Included in accumulated other comprehensive income (loss) at December 31, 2008 was $651,000, net of income tax, related to unrealized gain or loss on available-for-sale securities. Included in accumulated other comprehensive income (loss) at December 31, 2007 was $584,000, net of income tax, related to unrealized gain or loss on available-for-sale securities and $6,000, net of income tax, related to unrealized gain or loss on interest rate swap.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassification
     Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income.
Earnings Per Share
     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the year. The computation of per share earnings is as follows:

	2008	2007	2006
	(In thousands, except share and per share data)
Net income	$(10,251)	$4,488	$6,923

Average common shares outstanding	2,438,809	2,410,621	2,365,932
Average common share stock options outstanding and restricted stock (1)	—	27,582	41,870

Average diluted common shares (1)	2,438,809	2,438,203	2,407,802

Basic earnings per share	$(4.20)	$1.86	$2.93

Diluted earnings per share	$(4.20)	$1.84	$2.88

(1)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.
     Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at December 31, 2008, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive.
     Income available for common stockholders will be reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion on the warrants. This will effect future earnings per share.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The fair value option established by FASB Statement No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB Statement No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to adopt FASB Statement 159 for any financial instruments.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which replaced Statement No. 141. FASB Statement No. 141R retains the fundamental requirements of FASB Statement No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This statement is effective for annual periods beginning after December 15, 2008. There is currently no impact from the adoption of FASB Statement No. 141R on the Company’s consolidated financial statements.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 2: AVAILABLE-FOR-SALE SECURITIES
     The amortized cost and estimated fair value of available-for-sale securities are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$66,996	$1,096	$—	$68,092
State and political subdivisions	—	—	—	—
Equity and other securities	600	—	(11)	589

	$67,596	$1,096	$(11)	$68,681

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$74,969	$985	$(1)	$75,953
State and political subdivisions	210	—	—	210
Equity and other	500	—	(10)	490

	$75,679	$985	$(11)	$76,653

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$14,999	$15,043
Due after one through five years	48,997	49,974
Due after five years	3,000	3,075

Total	66,996	68,092
Equity and other securities	600	589

	$67,596	$68,681

     The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,998,000 and $6,139,000 at December 31, 2008 and $10,998,000 and $11,152,000 at December 31, 2007.
     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At December 31, 2008, or at any month end during the period, no material amount of agreements

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)
to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	2008	2007
	(In thousands)
Balance as of December 31	$25,160	$27,956
Carrying value of securities pledged to secure agreements to repurchases at December 31	$47,685	$47,657
Average balance during the year of securities sold under agreements to repurchase	$32,925	$29,873
Maximum amount outstanding at any month-end during the year	$40,119	$35,472
     Gross gains of $702,000, $105,000, and $0 were realized in 2008, 2007 and 2006, respectively, and no gross losses were realized in 2008, 2007 and 2006, respectively, from sales of available-for-sale securities.
     Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total value of these investments at December 31, 2008 and 2007, was $589,000 and $2,989,000, which is approximately 0.86% and 3.90% of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.
     Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

December 31, 2008
(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	589	11	589	11

Total temporarily impaired securities	$—	$—	$589	$11	$589	$11

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)

		December 31, 2007
		(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$—	$—	$2,499	$1	$2,499	$1
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	490	10	490	10

Total temporarily impaired securities	$—	$—	$2,989	$11	$2,989	$11

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
     Categories of loans at December 31, 2008 and 2007 include the following:

	2008	2007
	(In thousands)
Commercial loans	$172,647	$139,120
Commercial real estate loans	170,697	150,655
Construction loans	182,933	188,229
Lease financing	18,927	19,724
Residential real estate loans	43,695	37,511
Consumer loans	14,245	22,934
Home equity loans	59,257	38,473

Total loans	662,401	596,646
Less: Allowance for loan losses	12,368	8,982

Net loans	$650,033	$587,664

     Activity in the allowance for loan losses was as follows:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$8,982	$6,106	$6,704
Provision charged to expense	17,025	2,855	1,255
Allowance of acquired company	—	360	—
Losses charged off, net of recoveries of $283,000, $324,000 and $207,000 for 2008, 2007 and 2006, respectively	(13,639)	(339)	(1,853)

Balance, end of year	$12,368	$8,982	$6,106

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     Information pertaining to impaired and non-accrual loans is summarized as follows:

	2008	2007
	(In thousands)
Impaired loans with a valuation allowance	44,170	20,284
Impaired loans with no valuation allowance	13,607	—
Average impaired loans	36,670	17,334
Allowance related to impaired loans	5,238	2,564
Interest income recognized (cash basis) on impaired loans	927	49
Interest income recognized on impaired loans	5,438	1,310
Total non-accrual loans	43,332	11,960
Total loans past due 90 days or more and still accruing	—	13,234
Total troubled debt restructurings	1,754	—
NOTE 4: PREMISES AND EQUIPMENT
     Major classifications of these assets are as follows:

	2008	2007
	(In thousands)
Land	$4,869	$4,885
Building and improvements	15,701	15,626
Furniture and equipment	7,473	7,183
Land improvements, net	285	285

	28,328	27,979
Less accumulated depreciation	10,445	9,201

Total premises and equipment	$17,883	$18,778

NOTE 5: GOODWILL
     The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were:

	2008	2007
	(In thousands)
Balance as of January 1	$4,821	$290
Goodwill acquired during the year	—	4,531
Impairment loss	(4,821)	—

Balance as of December 31	$—	$4,821

     Goodwill is assessed at least annually for impairment, and any impairment is recognized in the period it is identified. As of December 31, 2008, based upon the guidelines contained in FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company recognized a goodwill impairment charge of $4.8 million. Management believes this impairment is primarily attributable to the weakened economic conditions, operating loss recorded by the Company in 2008, as well as lower valuations for banking institutions industry wide. The method for estimating

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 5: GOODWILL (Continued)
the value of the Company included reviewing comparable sales transactions for peer institutions and applying a comparable multiple to the tangible common equity component to determine what another institution would pay for this Company.
NOTE 6: CORE DEPOSIT INTANGIBLE ASSETS
     The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2008 and 2007 were:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangible	$3,286	$(2,460)	$3,286	$(2,165)

     Amortization expense for the years ended December 31, 2008 and 2007 was $295,000 and $260,000, respectively. Estimated amortization expense for each of the following five years is:

(In thousands)
2009	$219
2010	143
2011	143
2012	143
2013	143
NOTE 7: INTEREST-BEARING DEPOSITS
     Interest-bearing time deposits in denominations of $100,000 or more were $99,147,000 on December 31, 2008 and $116,759,000 on December 31, 2007. The Company acquires brokered deposits in the normal course of business. At December 31, 2008 and 2007, brokered deposits of $133,047,000 and $31,471,000, respectively, were included in the Company’s time deposit balance. Of the $133.0 million in brokered deposits, $41.0 million represented customer funds placed into the CDARS program. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core funding.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 7: INTEREST-BEARING DEPOSITS (Continued)
     At December 31, 2008, the scheduled maturities of time deposits are as follows:

(In thousands)
2009	$205,542
2010	94,759
2011	14,307
2012	5,014
2013	10,680
2014 and thereafter	4,535

$334,837

NOTE 8: OPERATING LEASES
     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2012. Minimum future rent receivable under noncancellable operating leases at December 31, 2008 was as follows:

(In thousands)
2009	341
2010	132
2011	97
2012	73

$643

     Effective May 31, 2008, the Company no longer leases space from others under operating leases. Consolidated rental and operating lease expenses were $34,000, $35,000, and $0 in 2008, 2007 and 2006, respectively. The Company had no leased space from others during 2006.
NOTE 9: SHORT TERM DEBT
     Short-term debt at December 31, 2008 and 2007 consisted of the following components:

	2008	2007
	(In thousands)
Federal Home Loan Bank advance (A)	$—	$25,000
Federal Reserve Bank of Kansas City line of credit (B)	—	—
JP Morgan Chase operating line of credit (C)	—	—

Total short-term debt	$—	$25,000

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 9: SHORT TERM DEBT (Continued)
(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was .65% on December 31, 2008 and 4.67% on December 31, 2007.

(B)	Payable on demand; collateralized by various assets, including commercial and commercial real estate loans. The line of credit bears a variable interest rate of Federal Funds rate plus 25 basis points and at December 31, 2008 approximately $54.7 million was available.

(C)	The $15 million line of credit was paid off and closed on December 5, 2008. The line of credit was collateralized by stock in the Company’s subsidiary bank. The line of credit had a variable interest rate of LIBOR plus a rate between 1.63% and 2.50%, depending on the Company’s consolidated non-performing asset ratio.
NOTE 10: LONG TERM DEBT
     Long-term debt at December 31, 2008 and 2007 consisted of the following components:

	2008	2007
	(In thousands)
Note payable — Ban Corp (A)	$—	$2,781
Note payable — Blue Valley Building Corp. (B)	5,496	6,037
Federal Home Loan Bank advances (C)	82,500	52,500
Subordinated Debentures — BVBC Capital Trust II (D)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (E)	11,856	11,856

Total long-term debt	$107,584	$80,906

(A)	This note was paid off on December 5, 2008. Previously, this note had a maturity date of December 2012, payable in quarterly installments of principal plus interest at the Federal Funds Rate plus 1.63%; collateralized by common stock of the Company’s subsidiary bank. The interest rate on this note was fixed at 5.45% by the use of a swap agreement until the swap agreement was terminated in October 2008. (See Note 11).

(B)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(C)	Due in 2011, 2012, 2013, 2015, 2016, and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2008, approximately $14,315,000 was available.

(D)	Due in 2033; interest only at three month LIBOR + 3.25% (6.44% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest. (See Note 25).

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 10: LONG TERM DEBT (Continued)
(E)	Due in 2035; interest only at three month LIBOR + 1.60% (5.36% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (D) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest. (See Note 25).
     Aggregate annual maturities of long-term debt at December 31, 2008 are as follows:

(In thousands)
2009	$569
2010	599
2011	8,131
2012	15,665
2013	20,700
Thereafter	61,920

$107,584

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
     As a strategy to reduce the exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt (see Note 10). The agreement provided for the Company to receive interest from the counterparty at an amount which offsets the note’s variable rate and to pay interest to the counterparty at a fixed rate of 5.45% on the notional amount over the term of the note. Under the agreement, the Company paid or received the net interest amount quarterly, with the quarterly settlements included in interest expense. Management had designated the interest rate swap agreement as a cash flow hedging instrument. During the fourth quarter, the cash flow hedge was terminated and the floating rate debt being hedged was paid off.
     The Company recognized $35,000 of expense associated with terminating the interest rate swap with the counterparty.
NOTE 12: INCOME TAXES
     The provision for income taxes consists of the following:

	2008	2007	2006
	(In thousands)
Taxes currently (refundable) payable	$(2,601)	$3,409	$3,939
Deferred income taxes	(1,223)	(1,134)	260

	$(3,824)	$2,275	$4,199

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 12: INCOME TAXES (Continued)
     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2008	2007	2006
	(In thousands)
Computed at the statutory rate (34%)	$(4,785)	$2,299	$3,793
Increase (decrease) resulting from:
Goodwill impairment	1,541	—	—
Tax-exempt interest	(20)	(28)	(32)
State income taxes	(99)	200	251
Other	(461)	(196)	187

Actual tax provision	$(3,824)	$2,275	$4,199

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2008 and 2007 consolidated balance sheets are as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,545	$3,279
Deferred compensation	136	171
Offering costs	221	231
Non-accrual loan interest	96	52
Net Operating Loss carried from Unison Bancorp Inc. and subsidiary acquisition	77	77
Other	178	129

	5,253	3,939

Deferred tax liabilities:
Accumulated depreciation	(428)	(465)
FHLBank stock basis	(534)	(464)
Accumulated appreciation on available-for- sale securities	(434)	(394)
Prepaid intangibles	(190)	(168)
Core Deposit Intangible related to Unison Bancorp Inc. and subsidiary acquisition	(255)	(304)
Other	(147)	(61)

	(1,988)	(1,856)

Net deferred tax asset	$3,265	$2,083

NOTE 13: REGULATORY MATTERS
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 13: REGULATORY MATTERS (Continued)
The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2008, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$103,337	13.82%	$59,800	8.00%	N/A

Bank Only	$89,553	12.22%	$58,607	8.00%	$73,259	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$93,956	12.57%	$29,900	4.00%	N/A

Bank Only	$80,356	10.97%	$29,304	4.00%	$43,956	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$93,956	11.50%	$32,693	4.00%	N/A

Bank Only	$80,356	10.00%	$32,128	4.00%	$40,161	5.00%

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 13: REGULATORY MATTERS (Continued)

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

     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2008, any dividend declaration would require regulatory approval.
Preferred Stock and Warrants
     On December 5, 2008, the Company issued and sold to the United States Department of Treasury (the “Treasury”) 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Shares”), along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21.75 million (the “Transaction”). The Preferred Shares have a liquidation preference of $1,000 per share. The Transaction occurred pursuant to, and is governed by the U.S. Treasury’s Capital Purchase Plan, (the “CPP”), which is designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes, a Securities Purchase Agreement-Standard Terms. The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:
•	The Preferred Shares have a senior rank. The Company is not free to issue other preferred stock that is senior to the Preferred Shares.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 13: REGULATORY MATTERS (Continued)
•	Until the third anniversary of the sale of the Preferred Shares, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, the Company may not declare or pay a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.

•	If the Company were to pay a cash dividend in the future, which would only occur with the consent of the Treasury, any such dividend would have to be discontinued if a Preferred Share dividend were missed. Thereafter, dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to the Company’s ability to repurchase common stock if Preferred Share dividends are missed.

•	Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears.

•	In conformity with requirements of the SPA and Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company and its subsidiary, Bank of Blue Valley, and each of its Senior Executive Officers agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to the Senior Executive Officers during the period that the Treasury owns any debt or equity securities acquired in connection with the Transaction. The applicable Senior Executive Officers have entered into letter agreements with the Company consenting to the foregoing and have executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with Section 111(b) of EESA.
     The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements.
     The Warrant is exercisable immediately and expires in ten years. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. The number of common shares covered by the Warrant may be reduced by up to one-half if the Company completes an equity offering meeting certain requirements by December 31, 2009. If the Preferred Shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 14: TRANSACTIONS WITH RELATED PARTIES
     At December 31, 2008 and 2007, the Company had loans outstanding to executive officers, directors and to companies in which the Bank’s executive officers or directors were principal owners, in the amounts of $28,609,000 and $20,288,000, respectively. Related party transactions for 2008 and 2007 were as follows:

	2008	2007
	(In thousands)
Balance, beginning of year	$20,288	$10,773
New loans	21,350	19,035
Repayments and reclassifications	(12,946)	(9,520)

Balance, end of year	$28,692	$20,288

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
NOTE 15: PROFIT SHARING AND 401(K) PLANS
     The Company’s profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company’s matching contributions to the 401(k) plan are vested immediately. Combined Company contributions charged to expense for 2008, 2007 and 2006 were $312,000, $782,000 and $743,000, respectively.
NOTE 16: EQUITY INCENTIVE COMPENSATION
     The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.
     Under the fixed option provisions of the Plan, the Company may grant options for shares of common stock that vest two years from the date of grant to its employees. At December 31, 2008, the Company had 211,611 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.
     During 2008, 2007 and 2006, the Company granted no stock options, but did grant 15,100, 13,600 and zero shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vest in the stock after one year from the date of the grant. The non vested shares were 21,100, 18,000, and 12,050 as of December 31, 2008, 2007 and 2006, respectively. The cost basis of the restricted shares granted, equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. The amount of unrecognized compensation costs was $268,700, $230,200, and $162,800 as of December 31, 2008, 2007, and 2006, respectively. During 2008, 2007 and 2006, 700, 2,025 and 2,400 shares of restricted stock were forfeited, respectively.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 16: EQUITY INCENTIVE COMPENSATION (Continued)
     A summary of the status of option shares under the plan at December 31, 2008, 2007 and 2006, and changes during the years then ended, is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	66,325	$19.73	84,300	$19.11	111,400	$18.38
Exercised	(15,100)	17.56	(15,425)	15.42	(27,100)	16.12
Forfeited	—	—	(2,550)	25.00	—	—

Outstanding, end of year	51,225	$20.38	66,325	$19.73	84,300	$19.11

Intrinsic value of shares exercised	$162,826		$306,410		$389,935

Options exercisable, end of year	51,225	$20.38	66,325	$19.73	84,300	$19.11

     The weighted-average remaining contractual life of option shares at December 31, 2008 was 2.94 years. Exercise prices ranged from $14.375 to $25.00. Information about options outstanding and exercisable as of December 31, 2008 is set forth in the following table.

Options Outstanding and Exercisable
	Number Outstanding and	Weighted Average	Weighted Average
Exercise Prices	Exercisable at 12/31/08	Remaining Contractual Life	Exercise Price

$14.375	3,900	1 year	$14.375
16.50	10,050	2 years	16.50
19.50	20,000	3 years	19.50
25.00	17,275	4 years	25.00

	51,225

NOTE 17: EMPLOYEE STOCK PURCHASE PLAN
     The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February 2004. Expense associated with the plan recognized in 2008, 2007 and 2006 was approximately $10,000, $17,000 and $19,000, respectively. Information about employee stock purchase plan activity as of December 31, 2008, 2007 and 2006 is set forth in the following table.

	Employee Stock Purchase Plan Activity
Plan year ending January	Shares purchased	Purchase Price

2008	3,587	$27.20
2007	4,558	$25.50
2006	4,073	$19.55

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 18: GAIN ON SETTLEMENT OF LITIGATION
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
NOTE 19: OTHER INCOME/EXPENSE
     Other income consists of the following:

	2008	2007	2006
	(In thousands)
Rental income	$433	$481	$459
Other income	842	624	885

Total	$1,275	$1,105	$1,344

     Other operating expenses consist of the following:

	2008	2007	2006
	(In thousands)
Data processing	$1,178	$1,077	$889
Professional fees	1,096	1,271	631
Foreclosure expenses	914	339	162
Advertising	717	998	1,080
Loan processing fees	446	484	904
Other expense	3,953	3,278	2,912

Total	$8,304	$7,447	$6,578

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
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
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
     The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assts	Inputs
	Fair Value	(Level 1)	(Level 2)
(In thousands)
Available-for-Sale Securities	$68,681	$589	$68,092

     Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
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
     The following table presents the fair value measurements of assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:
     The following table summarizes the changes to impaired loans, net of reserves, during 2008 due to certain impaired collateral dependent loans being partially charged off and reevaluated.

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired Loans, net of reserves	$52,539	$—	$—	$52,539

     The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.
Cash and Cash Equivalents
     For these short-term instruments, the carrying amount approximates fair value.
Mortgage Loans Held for Sale
     For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
     The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107 not previously disclosed at December 31, 2008 and 2007.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,973	$44,973	$18,139	$18,139
Available-for-sale securities	68,681	68,681	76,653	76,653
Mortgage loans held for sale	8,157	8,157	10,978	10,978
Interest receivable	3,273	3,273	4,621	4,621
Loans, net of allowance for loan losses	650,033	651,868	587,664	590,500
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,888	7,888	7,261	7,261

Financial liabilities:
Deposits	600,868	611,538	536,370	537,412
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing
Liabilities	27,545	27,545	29,036	29,036
Short-term debt	—	—	25,000	25,000
Long-term debt	107,584	116,987	80,906	81,963
Interest payable	2,768	2,768	2,459	2,459

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Forward commitments	—	—	—	—

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 21: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS
     The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County. The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2008 and 2007, the Company had outstanding commitments to originate loans aggregating approximately $19,230,000 and $31,074,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.
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
     Total mortgage loans in the process of origination amounted to $4,423,000 and $3,048,000 and mortgage loans held for sale amounted to $8,157,000 and $10,978,000 at December 31, 2008 and 2007, respectively. Related forward commitments to sell mortgage loans amounted to approximately $12,580,000 and $14,027,000 at December 31, 2008 and 2007, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $9,605,000 and $9,280,000 at December 31, 2008 and 2007, respectively.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2008 and 2007, unused lines of credit borrowings aggregated approximately $161,223,000 and $202,380,000, respectively.
The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 21: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS (Continued)
     Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.
NOTE 22: BUSINESS ACQUISITION
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

     The Company acquired identifiable intangibles which consisted of the core deposit base of $1,000,000, which has a useful life of approximately seven years and is being amortized using the straight-line method and the bank charter, which was subsequently sold to Northland National Bank on March 29, 2007. Since the transaction was structured as a stock acquisition the tax bases of the assets and liabilities carried over from the acquiree. As a result, the $1,000,000 core deposit intangible and $4,531,000 of goodwill were not considered deductible for income tax purposes.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 23: LEGAL CONTINGENCIES
     Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
NOTE 24: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements.

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$10,770	$11,121	$11,466	$11,641	$12,713	$13,143	$13,605	$12,756
Interest expense	5,302	5,452	5,235	5,702	6,297	6,734	6,561	5,990

Net interest income	5,468	5,669	6,231	5,939	6,416	6,409	7,044	6,766
Provision for loan losses	1,625	12,090	2,410	900	1,865	590	—	400

Net interest income after provision for loan losses	$3,843	$(6,421)	$3,821	$5,039	$4,551	$5,819	$7,044	$6,366
Noninterest income	1,512	2,576	1,934	1,688	1,531	1,761	1,806	1,997
Realized gains on available-for-sale securities	—	—	224	478	105	—	—	—
Noninterest expense	10,650	5,982	5,927	6,210	5,474	5,848	6,311	6,584

Income before income taxes	(5,295)	(9,827)	52	995	713	1,732	2,539	1,779
Income taxes (1)	(600)	(3,617)	28	365	35	646	979	615

Net income (loss)	$(4,695)	$(6,210)	$24	$630	$678	$1,086	$1,560	$1,164

Net Income (loss) per Share Data
Basic	$(1.92)	$(2.55)	$0.01	$0.26	$0.28	$0.45	$0.65	$0.48

Diluted	$(1.92)	$(2.55)	$0.01	$0.26	$0.28	$0.44	$0.64	$0.48

Balance Sheet
Total assets	$815,700	$788,261	$805,123	$768,085	$736,213	$730,449	$738,187	$739,864
Total loans, net	650,033	631,090	628,067	613,304	587,664	554,161	547,405	552,288
Stockholders’ equity	76,439	53,701	59,623	60,062	58,934	58,788	56,887	55,419

(1)	Income taxes were adjusted in the 4th Quarter of 2007 to correct the effective rate taken during the previous quarters during that period.
     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.
NOTE 25: SUBSEQUENT EVENTS
     On February 27, 2009, the Federal Deposit Insurance Corporation (FDIC) adopted an interim rule imposing a 20 basis point special assessment on the deposits of insured financial institutions as of June 30, 2009, to be collected on September 30, 2009. The interim rule also permits the Board to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points. The interim rule is available for comment for 30 days from the above date, at which time a final ruling will be made.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 25: SUBSEQUENT EVENTS (Continued)
     Under agreement with the Federal Reserve Bank, the Company has restrictions related to the payment of interest and or principal on the Company’s outstanding trust preferred securities. On March 11, 2009, the Company notified Wilmington Trust Company, the trustee, that the Company is exercising its right to defer the payment of interest on all of its outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust III, the next quarterly payment is due on March 31, 2009. The Company has the right to declare such a deferral. for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. However, during the deferral period, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60%. On March 19, 2009, the Company notified Wilmington Trust Company, the trustee, that the Company is exercising its right to defer the payment of interest on the trust preferred securities under the governing documents of BVBC Capital Trust II. The next quarterly payment is due on April 24, 2009. The Company has the right to declare a deferral period for up to 20 consecutive quarterly periods. During the deferral period, no interest payments are due. However, during the deferral period interest continues to accrue on the debt and the interest accrues at the same interest rate that was in effect prior to the declaration of the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period. For both BVBC Capital Trust II and BVBC Capital Trust III, as long as the deferral period continues, the Company is prohibited from: (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding preferred stock issued to the Treasury, or (ii) making any payment on any debt security that is ranked pair passu with the debt securities issued by the respective trusts. Because the Preferred Shares issued under the CPP are subordinate to the trust preferred securities, the Company will be restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 26: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Condensed Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$4,480	$1,261
Investments in subsidiaries:
Bank of Blue Valley	81,838	71,988
Blue Valley Building Corp.	8,751	8,437
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	525	374

Total Assets	$96,182	$82,648

LIABILITIES
Long-term debt	$—	$2,781
Subordinated debentures	19,588	19,588
Other liabilities	155	1,345

Total Liabilities	19,743	23,714

STOCKHOLDERS’ EQUITY
Preferred Stock	22	—
Common stock	2,760	2,440
Additional paid-in capital	37,666	10,312
Retained earnings	35,340	45,592
Accumulated other comprehensive loss, net of income tax of $434 and $394 at 2008 and 2007, respectively	651	590

Total Stockholders’ Equity	76,439	58,934

Total Liabilities and Stockholders’ Equity	$96,182	$82,648

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 26: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Income
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Income
Dividends from subsidiaries	$654	$12,495	$2,104
Other income	—	15	65

	654	12,510	2,169

Expenses	2,541	2,174	2,252

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,887)	10,336	(83)
Credit for income taxes	(1,117)	(818)	(729)

Income (loss) before equity in undistributed net income of subsidiaries	(770)	11,154	646
Equity in undistributed (distributions in excess of) net income of subsidiaries	(9,481)	(6,666)	6,277

Net income (loss)	$(10,251)	$4,488	$6,923

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 26: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,251)	$4,488	$6,923
Items not requiring (providing) cash:
Deferred income taxes	46	(42)	(2,982)
Equity in undistributed (distributions in excess of) net income of subsidiaries	9,481	6,666	(6,277)
Restricted stock earned	309	316	485
Changes in:
Other assets	(207)	255	5,866
Other liabilities	(308)	52	(3,399)

Net cash provided by (used in) operating activities	(930)	11,735	616

CASH FLOW FROM INVESTING ACTIVITIES
Capital contributed to subsidiary	(19,578)	(5,764)	—
Purchase of Unison Bancorp, Inc. and subsidiary	—	(10,284)	—
Proceeds from sale of assets and liabilities of Western National Bank	—	5,834	—
Sale of Western National Bank charter	—	325	—

Net cash used in investing activities	(19,578)	(9,889)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(17,781)	(1,250)	(600)
Proceeds from short-term debt	15,000	—	—
Dividends paid on common stock	(878)	(723)	(596)
Proceeds from sale of preferred stock	21,750
Proceeds from sale of common stock through the rights offering	5,201
Proceeds from sale of common stock through ESPP and stock options exercised	435	466	538

Net cash provided by (used in) financing activities	23,727	(1,507)	(658)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,219	339	(42)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,261	922	964

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,480	$1,261	$922