Form 10-Q
period 2009-03-31
BLUE VALLEY BAN CORP
filed 2009-05-13
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act Yes ☐ No ☑
     As of March 31, 2009 the registrant had 2,777,500 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
     Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of March 31, 2009, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 and the condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, llp
Kansas City, Missouri
May 12, 2009

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$105,113	$24,630
Interest-bearing deposits in other financial institutions	372	343
Federal funds sold	16,000	20,000

Cash and cash equivalents	121,485	44,973

Available-for-sale securities	48,815	68,681
Mortgage loans held for sale	6,763	8,157

Loans, net of allowance for loan losses of $24,836 and $12,368 in 2009 and 2008, respectively	610,404	650,033

Premises and equipment, net	17,633	17,883
Foreclosed assets held for sale, net	13,528	4,783
Interest receivable	3,063	3,273
Deferred income taxes	5,587	3,265
Income taxes receivable	4,973	3,623
Prepaid expenses and other assets	2,492	2,315
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	8,064	7,888
Core deposit intangible asset, at amortized cost	752	826

Total assets	$843,559	$815,700

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	4

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES

Deposits
Demand	$91,451	$86,020
Savings, NOW and money market	183,633	180,011
Time	362,256	334,837

Total deposits	637,340	600,868

Other interest-bearing liabilities	25,955	27,545
Short-term debt	—	—
Long-term debt	107,445	107,584
Interest payable and other liabilities	4,911	3,264

Total liabilities	775,651	739,261

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference authorized 15,000,000 shares; issued and outstanding 2009 — 21,750 shares; 2008 — 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2009 — 2,777,500 shares; 2008 — 2,760,105 shares	2,777	2,760
Additional paid-in capital	37,941	37,666
Retained earnings	27,023	35,340
Accumulated other comprehensive income, net of income tax of $97 in 2009 and $434 in 2008	145	651

Total stockholders’ equity	67,908	76,439

Total liabilities and stockholders’ equity	$843,559	$815,700

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	5

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$9,099	$10,625
Federal funds sold and other short-term investments	31	39
Available-for-sale securities	567	977

Total interest income	9,697	11,641

INTEREST EXPENSE
Interest-bearing demand deposits	563	228
Savings and money market deposit accounts	131	890
Other time deposits	2,969	3,167
Federal funds purchased and other interest-bearing liabilities	17	130
Short-term debt	—	44
Long-term debt, net	1,028	1,243

Total interest expense	4,708	5,702

NET INTEREST INCOME	4,989	5,939

PROVISION FOR LOAN LOSSES	12,925	900

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(7,936)	5,039

NON-INTEREST INCOME
Loans held for sale fee income	786	733
Service fees	790	696
Realized gains on available-for-sale securities	346	478
Other income	248	259

Total non-interest income	2,170	2,166

NON-INTEREST EXPENSE
Salaries and employee benefits	3,051	3,528
Net occupancy expense	736	844
Other operating expense	3,272	1,838

Total non-interest expense	7,059	6,210

INCOME (LOSS) BEFORE INCOME TAXES	(12,825)	995

PROVISION (BENEFIT) FOR INCOME TAXES	(4,720)	365

NET INCOME (LOSS)	$(8,105)	$630

BASIC EARNINGS (LOSS) PER SHARE	($3.02)	$0.26

DILUTED EARNINGS (LOSS) PER SHARE	($3.02)	$0.26

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	6

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008
(In thousands, except share data)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2007		$—	$2,440	$10,312	$45,592	$590	$58,934

Issuance of 15,100 shares of restricted stock, net of forfeiture			15	73			88
Issuance of 1,600 shares of common stock through stock options exercised			2	37			39
Issuance of 3,587 shares common stock for the employee stock purchase plan			3	112			115
Net income	$630				630		630
Change in derivative financial instrument, net of income taxes (credit) of $(29)	(43)					(43)	(43)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $199	299					299	299

BALANCE, MARCH 31, 2008	$886	$—	$2,460	$10,534	$46,222	$846	$60,062

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 14,900 shares of restricted stock, net of forfeiture			15	215			230
Issuance of 2,495 shares common stock for the employee stock purchase plan			2	60			62
Dividend on preferred stock					(212)		(212)
Net loss	$(8,105)				(8,105)		(8,105)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(338)	(506)					(506)	(506)

BALANCE, MARCH 31, 2009	$(8,611)	$22	$2,777	$37,941	$27,023	$145	$67,908

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	7

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(In thousands)

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,105)	$630
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	345	380
Amortization of discounts on available-for-sale securities	21	5
Provision for loan losses	12,925	900
Provision for other real estate	918	—
Deferred income taxes	(1,984)	(59)
Stock dividends on FHLB securities	(24)	(62)
Gain on sale of available-for-sale securities	(346)	(478)
Net loss on sale of foreclosed assets	51	44
Restricted stock earned and forfeited	230	88
Compensation expense related to the employee stock purchase plan	2	5
Originations of loans held for sale	(56,238)	(51,388)
Proceeds from the sale of loans held for sale	57,632	55,664
Changes in
Interest receivable	210	499
Prepaid expenses and other assets	(1,530)	(59)
Interest payable and other liabilities	1,645	(1,432)

Net cash provided by operating activities	5,752	4,737

CASH FLOWS FROM INVESTING ACTIVITIES
Net (origination) collection of loans	15,761	(28,907)
Purchase of premises and equipment	(18)	(62)
Proceeds from the sale of foreclosed assets, net of expenses	1,229	(343)
Purchases of available-for-sale securities	(14,999)	(10,000)
Proceeds from maturities of available-for-sale securities	23,000	6,800
Proceeds from sale of available-for-sale securities	11,346	12,478
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(152)	—

Net cash provided by (used in) investing activities	36,167	(20,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	9,053	4,077
Net increase in time deposits	27,419	3,746
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	(1,590)	5,509
Net repayment from short-term debt	—	(10,000)
Repayments of long-term debt	(139)	(283)
Proceeds from long-term debt	—	30,000
Dividends paid on preferred stock	(212)	—
Dividends paid on common stock	—	(878)
Net proceeds from the sale of additional stock through ESPP and stock options exercised	62	154

Net cash provided by financing activities	34,593	32,325

Increase in cash and cash equivalents	76,512	17,028
Cash and cash equivalents, beginning of period	44,973	18,139

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,485	$35,167

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm	8

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2009, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended March 31, 2009 and 2008, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2008 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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
On April 9, 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”),which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, (effective June 30, 2009, for the Company).

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 2: New Accounting Pronouncements (Continued)
On April 9, 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP FAS 115-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Company). Management does not anticipate that this FSP will have a material impact on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Company), and should be applied prospectively. Management does not anticipate that this FSP will have a material impact on the Company’s consolidated financial statements.
Note 3: Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.
The computation of per share earnings for the three months ended March 31, 2009 and 2008 is as follows:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 3: Earnings Per Share (Continued)

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(In thousands, except
	share and per share data)
Net income (loss)	$(8,105)	$630
Preferred dividends	(212)	—

Net income (loss) available to common shareholders	$(8,317)	$630

Average common shares outstanding	2,749,893	2,428,884
Average common share stock options outstanding and restricted stock (1)	—	27,681

Average diluted common shares (1)	2,749,893	2,456,565

Basic earnings (loss) per share	$(3.02)	$0.26

Diluted earnings (loss) per share	$(3.02)	$0.26

(1)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.
Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at March 31, 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 4: Short-Term Debt
Short-term debt at March 31, 2009 and December 31, 2008 consisted of the following components:

	March 31,	December 31,
	2009	2008
(Unaudited)
(In thousands)

Federal Home Loan Bank advance (A)	$—	$—
Federal Reserve Bank of Kansas City line of credit (B)	—	—

Total short-term debt	$—	$—

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 0.48% on March 31, 2009 and 0.65% on December 31, 2008. At March 31, 2009 approximately $18.6 million was available.

(B)	Payable on demand; collateralized by various assets, including commercial and commercial real estate loans. The line of credit bears a variable interest rate of Federal Funds rate plus 25 basis points and at March 31, 2009 approximately $59.8 million was available.
Note 5: Long-Term Debt
Long-term debt at March 31, 2009 and December 31, 2008, consisted of the following components:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Note payable — Blue Valley Building Corp. (A)	5,357	5,496
Federal Home Loan Bank advances (B)	82,500	82,500
Subordinated Debentures — BVBC Capital Trust II (C)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (D)	11,856	11,856

Total long-term debt	$107,445	$107,584

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 5: Long-Term Debt (Continued)

(A)	Two notes due in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt is guaranteed by the Company.

(B)	Due in 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2009, approximately $18.6 million was available.

(C)	Due in 2033; interest only at LIBOR + 3.25% (4.42% at March 31, 2009 and 6.44% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(D)	Due in 2035; interest only at LIBOR + 1.60% (3.06% at March 31, 2009 and 5.36% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (C) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest
Under agreement with the Federal Reserve Bank, the Company has restrictions related to the payment of interest and or principal on the Company’s outstanding trust preferred securities. On March 11, 2009, the Company notified Wilmington Trust Company, the trustee, that the Company is exercising its right to defer the payment of interest on all of its outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust III, the next quarterly payment was due on March 31, 2009. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. However, during the deferral period, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60%.
On March 19, 2009, the Company notified Wilmington Trust Company, the trustee, that the Company is exercising its right to defer the payment of interest on the trust preferred securities under the governing documents of BVBC Capital Trust II. The next quarterly payment was due on April 24, 2009. The Company has the right to declare a deferral period for up to 20 consecutive quarterly periods. During the deferral period, no interest payments are due. However, during the deferral period interest continues to accrue on the debt and the interest accrues at the same interest rate that was in effect prior to the declaration of the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 5: Long-Term Debt (Continued)
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
     Aggregate annual maturities of long-term debt at March 31, 2009 are as follows:

(In thousands)

April 1 to December 31, 2009	$430
2010	599
2011	8,131
2012	15,665
2013	20,700
Thereafter	61,920

$107,445

Note 6: Disclosures About Fair Value of Assets and Liabilities
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 was applied prospectively as of the beginning of 2008.
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
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 6: Disclosures About Fair Value of Assets and Liabilities (Continued)
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the Company’s condensed consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government sponsored agencies and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
At March 31, 2009:
Available-for-Sale Securities	$48,815	$595	$48,220	$—

At December 31, 2008:
Available-for-Sale Securities	$68,681	$589	$68,092	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Impaired Loans
Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 6: Disclosures About Fair Value of Assets and Liabilities (Continued)
to require increase, such increase is reported as component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
The following table reflects impaired loans measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
At March 31, 2009:
Impaired Loans, net of reserves	$48,478	$—	$—	$48,478

At December 31, 2008:
Impaired Loans, net of reserves	$52,539	$—	$—	$52,539

Note 7: Gain on Settlement of Litigation
The Company’s subsidiary, Bank of Blue Valley (“Bank”), entered into a settlement agreement with an individual, based on a successful summary judgment obtained in the Circuit Court of Jackson County, Missouri, for fraudulent misrepresentation by the individual. The settlement was for $1.0 million, of which $200,000 was received in cash in the third quarter of 2008, with the remaining $800,000 payable by August 30, 2010 with the option to extend the payable date through August 30, 2012. The $800,000 was considered fair value and was recognized as a gain contingency in 2008 in accordance with SFAS No. 5, “Accounting for Contingencies,” as most recently interpreted by EITF 01-10, Accounting for the Impact of the Terrorists Attacks of September 11, 2001. The consensus in EITF 01-10 requires the recognition of a recovery when realization of the recovery is deemed probable. As the contingent portion of the settlement is collateralized by real property legally owned by the individual, management has deemed the ultimate recovery of the settlement as probable. Therefore, an $800,000 miscellaneous receivable was also recorded. The receivable is interest-bearing, with an interest rate, commensurate with the risk associated. The Company estimates the time frame for receipt of the $800,000 is between two and four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or the negative of these terms or other comparable terminology. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a continued deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; continued adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation to which the Company may become a party; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors. Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
General
Critical Accounting Policies
Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses is deemed a critical accounting policy because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, as well as the assumptions and estimates, underlying that policy. Accounting for this critical area requires the most subjective and complex judgments that could be subject to revision as new information becomes available. As of a result of worsening conditions in the economy in which we operate, our allowance for loan loss reserve methodology was refined during the first quarter of 2009 to better reflect the inherent losses in our loan portfolio. Further description of our critical accounting policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
Three months ended March 31, 2009 and 2008. Net loss for the quarter ended March 31, 2009, was $8.1 million, compared to net income of $630,000 for the quarter ended March 31, 2008, representing a decrease of $8.7 million, or 1,386.51%. The loss per share on a diluted basis was $3.02 for the three months ended March 31, 2009, which represented a decrease of 1,261.54% from diluted earnings per share of $0.26 in the same period of 2008. The Company’s annualized returns

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
on average assets and average stockholders’ equity for the three month period ended March 31, 2009 were negative 3.94% and negative 62.43%, compared to 0.34% and 4.44%, respectively, for the same period in 2008, decreases of 1,258.82% and 1,506.08%, respectively.
The primary factor contributing to our net loss in the current year first quarter compared with the prior year period was an increase of $12.0 million in our provision for loan losses. The increase in the provision was a result of a continued decline in the general economic conditions during the first quarter of 2009. As a result of the continued decline in economic conditions, management further refined its allowance for loan losses methodology to reflect the weakened economic condition. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis to assess reserve requirements. In addition, management refined the general reserves on performing loans to better reflect the impact of the weakened economic condition on reserve requirements. Net interest income decreased $950,000, or 16.00%, for the three month period ended March 31, 2009 as compared to the same period in 2008, due to the decrease in market interest rates during 2008. Also contributing to the decrease was an increase in non-accrual loans as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio.
Non-interest income had a slight increase of $4,000, or 0.18% for the three month period ended March 31, 2009 as compared to the same period in 2008. The increase in non-interest income was a result of an increase in service fees by $94,000, or 13.51%, specifically income generated from signature based debit card transactions associated with our performance checking product. In addition, the increase was a result of an increase in loans held for sale fee income of $53,000, or 7.23%. This increase in loans held for sale fee income was attributed to an increase in mortgage loans held for sale originations and refinancing the Company experienced as a result of a decrease in market rates on mortgage loans during the first quarter of 2009. This increase was offset by a decrease in gains realized on the sale of available-for-sale securities during the first quarter of 2009 as compared with the first quarter of 2008.
The net loss for the first quarter of 2009 was also a result of an increase in non-interest expense of $849,000, or 13.67% for the three month period ended March 31, 2009 as compared to the same period in the prior year. The increase in non-interest expense was primarily a result of an increase in expenses related to foreclosed assets held for sale as a result of an increase in the number of foreclosed properties currently held for sale. These expenses include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. In addition, the Company recorded a $918,000 provision for other real estate as a result of a continued decline in the real estate market and real estate values. The increase in non-interest expense was partially offset by a decrease in salaries and employees benefits of $477,000, or 13.52%. As of March 31, 2009, there were 186 full-time equivalents compared to 214 full-time equivalents as March 31, 2008. The decrease in salaries and employee benefits was also a result of the Company not accruing for potential annual officer bonuses at March 31, 2009.
Net Interest Income
Three months ended March 31, 2009 and 2008. Fully tax equivalent (FTE) net interest income for the three month period ended March 31, 2009 was $5.0 million, a decrease of $951,000, or 16.01%, from $5.9 million for the three month period ended March 31, 2008.
FTE interest income for the current year first quarter was $9.7 million, a decrease of $1.9 million, or 16.71%, from $11.6 million in the prior year first quarter. This decrease was primarily a result

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
of an overall decrease in rates earned on average earning assets and a change in asset mix, specifically higher federal funds sold and other short term investments balances with lower yields. The overall yield on average earning assets decreased by 164 basis points to 5.06% during the three month period ending March 31, 2009 compared to 6.70% during the same period in 2008. This significant decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate by 400 basis points during 2008. Also contributing to the decrease was an increase in non-accrual loans as compared to the same period in the prior year, due to a decline in the credit quality of the loan portfolio. The decrease in interest income was partly offset by an increase in average earning assets, which increased $77.4 million, or 11.07%. The increase in average earning assets balance was a result of an increase in average balance of loans by approximately $44.0 million, or 7.23% from the prior year period attributed to internal loan growth experienced during 2008. The increase in average earning assets was also a result of an increase in average federal funds sold and other short-term investments by $52.3 million, or 943.29%. The increase in average federal funds sold and other short-term investments was a result of a decrease in average available-for-sale securities of $23.1 million, or 30.27% and the result of the time deposit promotions. The decrease in average available-for-sale securities was a result of $23.0 million in available-for-sale securities being called as a result of the rate environment or matured during the first quarter of 2009. Of the $23.0 million in available-for-sale securities called or matured, the Company purchased $15.0 million to replace these called or matured securities. The decrease in average available-for-sale securities was also a result of sales in the second quarter of 2008 of $11.0 million. These securities were sold to provide funding for additional loan growth and to restructure the investment portfolio to provide additional protection in the rate sensitive environment. In addition, the Company sold $11.0 million in available-for-sale securities during the first quarter of 2009 to restructure the investment portfolio and to better position the Company in the current rate environment.
Interest expense for the current year first quarter was $4.7 million, a decrease of $994,000, or 17.43%, from $5.7 million in the prior year first quarter. This decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on savings and money market deposits, time deposits, and short and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.85% for the three month period ending March 31, 2009 compared to 3.80% in the same period of 2008, a decrease of 95 basis points. Total average interest-bearing liabilities increased $67.0 million, or 11.11%, to $670.5 million during the first quarter of 2009 compared to $603.5 million during the prior year period. The increase was primarily the result of increases in average interest-bearing demand accounts and time deposits. Average interest-bearing demand deposits increased as a result of an increase in balances of our performance checking product. The increase in average time deposits was a result of time deposit promotions during the third and fourth quarter of 2008 and in the first quarter of 2009 and a result of an increase in activity by our customers in the Certificate of Deposit Account Registry Service (“CDARS”). The increase in average interest-bearing liabilities was partly offset by a decrease in average short-term debt by $9.5 million. This decrease was a result of the Company paying off its operating line of credit of $15 million in December 2008.
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
Average Balances, Yields and Rates

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(In thousands)

Assets
Federal funds sold and other short-term investments	$57,840	$31	0.22%	$5,544	$39	2.83%
Available-for-sale securities — taxable	53,314	567	4.31	76,250	975	5.14
Available-for-sale securities — non-taxable (1)	—	—	—	210	3	5.75
Mortgage loans held for sale	13,141	156	4.81	8,867	114	5.17
Loans, net of unearned discount and fees	652,413	8,943	5.56	608,407	10,511	6.95

Total earning assets	776,708	9,697	5.06	699,278	11,642	6.70

Cash and due from banks — non-interest bearing	24,461			17,379
Allowance for possible loan losses	(13,160)			(8,700)
Premises and equipment, net	17,903			18,681
Other assets	28,863			24,401

Total assets	$834,775			$751,039

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$78,872	$563	2.89%	$39,657	$228	2.31%
Savings and money market deposits	100,146	131	0.53	154,099	890	2.32
Time deposits	357,519	2,969	3.37	263,823	3,167	4.83

Total interest-bearing deposits	536,537	3,663	2.77	457,579	4,285	3.77

Short-term debt	26,975	17	0.26	36,487	174	1.92
Long-term debt	106,961	1,028	3.90	109,390	1,243	4.57

Total interest-bearing liabilities	670,473	4,708	2.85	603,456	5,702	3.80

Non-interest bearing deposits	85,300			85,745
Other liabilities	3,224			4,827
Stockholders’ equity	75,778			57,011

Total liabilities and stockholders’ equity	$834,775			$751,039

FTE Net interest income/spread		$4,989	2.21%		$5,940	2.90%

FTE Net interest margin			2.60%			3.42%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending March 31, 2009 and 2008, the tax equivalency adjustment amounted to $0 and $1,000.

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Three Months Ended March 31,
	2009 Compared to 2008
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(In thousands)
Federal funds sold and other short-term investments	$(36)	$28	$(8)
Available-for-sale securities — taxable	(158)	(250)	(408)
Available-for-sale securities — non-taxable (1)	—	(3)	(3)
Mortgage loans held for sale	(8)	50	42
Loans, net of unearned discount and fees	(2,152)	584	(1,568)

Total interest income	(2,354)	409	(1,945)

Interest-bearing demand accounts	57	278	335
Savings and money market deposits	(688)	(71)	(759)
Time deposits	(974)	776	(198)
Short-term debt	(151)	(6)	(157)
Long-term debt	(190)	(25)	(215)

Total interest expense	(1,946)	952	(994)

Net interest income	$(408)	$(543)	$(951)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Provision for Loan Losses
The provision for loan losses for the first quarter of 2009 was $12.9 million, compared to $900,000 for the same period of 2008. The increase in provision for loan losses was a result of refining the Bank’s allowance for loan loss methodology to better reflect the inherent losses in our loan portfolio and a result of worsening economic conditions in the economy in which it operates. A portion of this provision relates to specific loans in our current portfolio and an increase in the general reserves on our performing loans to reflect the impact of the weakened economic conditions. Economic conditions monitored include, but are not limited to, Johnson County, KS unemployment rate, Johnson County, KS consumer confidence, foreclosure rates, vacancy property rates, stock market performance, inflation, and interest rates. Management assessed the loan portfolio, specifically the non performing loans, on a credit by credit basis, to assess the reserve requirement. In addition, management refined the general reserves on performing loans to better reflect the impact of the weakened economic condition on reserve requirements. Based on this analysis, management made a provision for loan losses of $12.9 million in the first quarter of 2009. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the recent trend is more prolonged than management anticipates and losses continue to increase we could experience higher than anticipated loan losses in the future.
Overall, we increased the total balance of the allowance for loan losses based upon the analysis of several factors, including general economic conditions, analysis of impaired loans, the general reserve factors, changes in loan mix, and current and historical charge offs. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Loans held for sale fee income	$786	$733
NSF charges and service fees	386	345
Other service charges	404	351
Realized gains on available-for-sale securities	346	478
Other income	248	259

Total non-interest income	$2,170	$2,166

Non-interest income remained flat, increasing $4,000, or 0.18%, at $2.2 million during the three month periods ended March 31, 2009 and 2008. The significant changes in the components of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
non-interest income were as follows. Loans held for sale fee income increased $53,000, or 7.23%, for the three month period ended March 31, 2009 as compared to the same period in 2008. This increase was attributed to an increase in mortgage loans held for sale originations and refinancing volume experienced by the Company as a result of a decrease in market rates on mortgage loans during the first quarter of 2009. NSF charges and service fees increased $41,000, or 11.88%, for the three month period ended March 31, 2009 as compared to the same period in 2008. The increase was a result of an increase in the number of transaction accounts, as well as an increase in account service charges on commercial accounts due to a decrease in the earnings credit rate they receive on their accounts. The earnings credit rate has decreased along with the drop in market rates. Other service charges increased $53,000, or 15.10%, for the three month period ended March 31, 2009 as compared to the same period in the prior year. The increase was attributed to income generated from signature based debit card transactions associated with our performance checking product and partly due to an increase in trust services fee income. Realized gains on available-for-sale securities decreased $132,000, or 27.62% for the three month period ended March 31, 2009 as compared to the same period in 2008. The decrease was a result of the Company selling $11.0 million in available-for-sale securities in the first quarter of 2009 compared to $12.0 million in securities sold during the same period in 2008, as well as the market providing slightly higher realized gains in 2008 as compared with 2009. The securities were sold during the first quarter of 2009 to restructure the investment portfolio for the current rate environment. Other income decreased $11,000, or 4.25%, for the three month period ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily attributed to lower Federal Home Loan Bank stock dividends. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base and stabilization of the real estate housing market.
Non-interest Expense

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Salaries and employee benefits	$3,051	$3,528
Net Occupancy expense	736	844
Other operating expenses	3,272	1,838

Total non-interest expense	$7,059	$6,210

Non-interest expense increased $849,000, or 13.67%, to $7.1 million during the three month period ended March 31, 2009, compared to $6.2 million during the prior year period. The change was attributed primarily to an increase in other operating expenses by $1.4 million, or 78.02%, during the three month period ended March 31, 2009 as compared to the same period in 2008. Other operating expenses have increased as a result of an increase in expenses related to foreclosed assets held for sale due to an increase in the number of properties foreclosed on and held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. In addition, the Company recorded a $918,000 provision for other real estate in the first quarter of 2009 as a result of the continued decline in the real estate market and real estate values. The increase in non-interest expense was offset by a decrease in salaries and employee benefits of $477,000, or 13.52%, for the three months ended March 31, 2009 compared to the prior year period. As of March 31,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
2009, there were 186 full-time equivalent employees as compared to 214 full-time equivalent employees at March 31, 2008. In addition, the decrease in salaries and employee benefits was a result of the Company not accruing for potential officer bonuses at March 31, 2009. Net occupancy expense decreased $108,000, or 12.80%, for the three months ended March 31, 2009 compared to the prior year period. The decrease was the result of the termination of a small loan production office lease in May of 2008 and lower repairs and maintenance expenses.
Financial Condition
Total assets for the Company at March 31, 2009, were $843.6 million, an increase of $27.9 million, or 3.42%, compared to $815.7 million at December 31, 2008. Deposits were $637.3 million compared with $600.9 million at December 31, 2008, increase of $36.5 million, or 6.07%. Stockholders’ equity was $67.9 million at March 31, 2009 compared with $76.4 million at December 31, 2008, decrease of $8.5 million, or 11.16%.
Investments. Available-for-sale securities at March 31, 2009 totaled $48.8 million, reflecting a 28.93% decrease from $68.7 million at December 31, 2008. The decrease was a result of $23.0 million in available-for-sale securities being called as a result of the rate environment or matured during the first quarter of 2009. Of the $23.0 million in available-for-sale securities called or matured, the Company purchased $15.0 million to replace these called or matured securities. The decrease was also a result of the sale of $11.0 million in available-for-sale securities. These securities were sold to restructure the investment portfolio for the current rate environment.
Loans Held for Sale. Mortgage loans held for sale at March 31, 2009 totaled $6.8 million, a decrease of $1.4 million, or 17.09%, compared to $8.2 million at December 31, 2008. The decline was primarily a result of the timing when loans are originated and sold. The Company’s principal funding source for mortgage loans held for sale is short-term and long-term advances from the Federal Home Loan Bank. Advance availability with the Federal Home Loan Bank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly to overall availability and at March 31, 2009, approximately $18.6 million was available.
Loans. Loans at March 31, 2009 totaled $635.2 million, reflecting a decrease of $27.2 million, or 4.10%, compared to $662.4 million at December 31, 2008. The decrease in the loan portfolio was attributed to several larger loans paying off and the foreclosure of approximately $10.9 million of other real estate properties during the first quarter of 2009. The loan to deposit ratio at March 31, 2009 was 99.67% compared to 110.24% at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing assets consist primarily of loans past due 90 days or more and non-accrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	March 31,	March 31,	December 31,
	2009	2008	2008
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$21	$—
Non-accrual	4,467	187	2,143
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	7,509	250	1,951
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	22,252	19,018	32,110
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	352	355	475
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	5,874	1,824	6,129
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	59	47	36
Home equity loans:
Past due 90 days or more	—	—	—
Non-accrual	419	637	488
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	40,932	22,339	43,332

Foreclosed assets held for sale	13,528	5,189	4,783

Total non-performing assets	$54,460	$27,528	$48,115

Total non-performing loans to total loans	6.44%	3.59%	6.54%
Total non-performing loans to total assets	4.85%	2.91%	5.31%
Allowance for loan losses to non-performing loans	60.68%	30.26%	28.54%
Non-performing assets to loans and foreclosed assets held for sale	8.39%	4.39%	7.21%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing loans decreased to $40.9 million at March 31, 2009 from $43.3 million at December 31, 2008. The decrease in non-performing loans was attributed to a decrease in non-performing construction loans by $9.9 million, or 30.70%, from December 31, 2008. This decrease was primarily the result of foreclosure on several builder loan portfolios and the pay off a $4.0 million construction loan during the first quarter of 2009. The decrease in non-performing loans was partly offset by an increase in non-performing commercial loans by $2.3 million as a result of one larger commercial relationship placed on non-accrual. The decrease was also partly offset by an increase in non-performing commercial real estate by $5.6 million, primarily the result of one larger commercial real estate relationship being placed on non-accrual. If the trend continues in the commercial and commercial real estate portfolios, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
	2009	2008	2008
	(In thousands)

Balance at Beginning of Period	$12,368	$8,982	$8,982

Loans Charged Off
Commercial loans	51	—	6,603
Commercial real estate loans	96	62	262
Construction loans	614	283	6,022
Lease financing	44	266	372
Residential real estate loans	105	11	424
Consumer loans	6	28	112
Home equity loans	164	—	127

Total loans charged-off	1,080	650	13,922

Recoveries
Commercial loans	52	4	223
Commercial real estate loans	—	—	—
Construction loans	556	—	24
Lease financing	2	—	29
Residential real estate loans	13	—	1
Consumer loans	—	—	6
Home equity loans	—	—	—

Total recoveries	623	4	283

Net Loans Charged Off	457	646	13,639

Provision for Loan Losses	12,925	900	17,025

Balance at End of Period	$24,836	$9,236	$12,368

Loans Outstanding
Average	$652,413	$608,407	$631,673
End of period	635,240	622,540	662,401

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	3.81%	1.52%	1.96%
End of period	3.91%	1.48%	1.87%

Ratio of Net Charge-Offs to
Average loans	0.07%	0.11%	2.16%
End of period loans	0.07%	0.10%	2.06%
The allowance for loan losses as a percent of total loans increased to 3.91% as of March 31, 2009, compared to 1.87% as of December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits. Deposits grew by $36.5 million, or 6.07%, to $637.3 million as of March 31, 2009 compared with $600.9 million at December 31, 2008. The increase was primarily attributed to an increase in time deposits of $27.4 million, or 8.19%. The increase in time deposits was a result of the time deposit promotion during the first quarter of 2009 and the increased activity by our customers in the CDARS program. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. It is not clear if the temporary increase in FDIC insurance coverage will remain at $250,000 after December 31, 2009 or return to $100,000. Therefore, if the maturity date of the certificate of deposit is subsequent to December 31, 2009 the funds are currently being placed in the CDARS program in amounts less than or equal to $100,000 to ensure full FDIC coverage.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 60.82% and 62.06% of our total deposits at March 31, 2009, and December 31, 2008, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARs program are added back, our core deposit ratio would be 65.55% at March 31, 2009 and 68.18% at December 31 2008. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at March 31, 2009, approximately $18.6 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. As of September 30, 2008, the Company’s subsidiary, Bank of Blue Valley (“Bank”) established a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at March 31, 2009 was approximately $59.8 million. The Company also uses the brokered market as a source of liquidity. As of March 31, 2009, excluding CDARS as described above, the Bank had approximately $80.1 million in brokered deposits compared to $92.0 million at December 31, 2008, a decrease of $11.9 million, or 12.93%. The decrease in brokered deposits was primarily a result of $20.0 million in brokered deposits maturing during the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank, not as part of the initial agreement, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, in March the Company notified Wilmington Trust Company, trustee, that the Company is deferring the payment of interest related to trust preferred securities of BVBC Capital Trust III due March 31, 2009 and the payment of interest related to trust preferred securities of BVBC Capital Trust II due on April, 24, 2009. There are other ancillary expenses related to the legal and accounting fees which could be impaired without the ability of the Bank to dividend to the Company.
The Company’s Asset-Liability Management Committee utilizes a variety of liquidity monitoring tools, including an asset/liability modeling software, to analyze and manage the Company’s liquidity. Management has established internal guidelines and analytical tools to measure liquid assets, alternative sources of liquidity, as well as relevant ratios concerning asset levels and purchased funds. These indicators are reported to the Bank’s Board of Directors monthly.
Capital. At March 31, 2009, our total stockholders’ equity was $67.9 million and our equity to asset ratio was 8.05%. At March 31, 2009, our Tier 1 capital ratio was 11.79% compared to 12.57% at December 31, 2008, while our total risk-based capital ratio was 13.07% compared to 13.82% at December 31, 2008. As of March 31, 2009, we had capital in excess of the requirements for an “adequately-capitalized” institution. At March 31, 2009, the Bank’s Tier 1 capital ratio was 11.62% compared to 10.97% at December 31, 2008, while our total risk-based capital ratio was 12.90% compared to 12.22% at December 31, 2008. As of March 31, 2009, the Bank had capital in excess of the requirements for a “well-capitalized” institution. The increase in the Bank’s capital as of March 31, 2009 was a result of the Company contributing its subsidiary Blue Valley Building Corp. to the Bank, which resulted in $8.3 million in additional capital at the Bank.
Subsequent Events
On May 4, 2009 at the request of the Federal Reserve Bank, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company will still accrue the dividend and has every intention to bring the obligation current as soon as permitted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy is established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to our Bank Board of Directors. Our investment policy complements our funds management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification. Our liquidity contingency funding plan is established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our liquidity contingency funding plan sets guidelines for the Company to monitor and control its liquidity position as well as ensure appropriate contingency liquidity plans are actively in place and consistent with the current and forecasted needs of the Company.
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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2009 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk

200 basis point rise	17.03%	(1.57)%
Base Rate Scenario	—	—
200 basis point decline	(9.30)%	(4.54)%
The above table indicates that, at March 31, 2009, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase as our assets would be expected to reprice quicker than our liabilities, while a decrease in rates would indicate just the opposite. Generally, in the increasing rate scenarios, not only would adjustable rate assets (loans) reprice to higher rates faster than our liabilities, but our liabilities — long-term Federal

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Home Loan Bank of Topeka (“FHLBank”) advances and existing time deposits — would not increase in rate as much as the market rates. Another consideration with a rising interest rate scenario is the impact on mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at March 31, 2009, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains some higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.

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

Item 1. Legal Proceedings
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

Blue Valley Ban Corp.
Date: May 13, 2009	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2009	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)