Form 10-Q
period 2009-06-30
BLUE VALLEY BAN CORP
filed 2009-08-14
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of June 30, 2009 the registrant had 2,777,500 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
     Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BKD, llp
Kansas City, Missouri
August 14, 2009

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$93,234	$24,630
Interest-bearing deposits in other financial institutions	337	343
Federal funds sold	—	20,000

Cash and cash equivalents	93,571	44,973

Available-for-sale securities	66,473	68,681
Mortgage loans held for sale, fair value at June 30, 2009, and lower of amortized cost or market value at December 31, 2008	13,402	8,157

Loans, net of allowance for loan losses of $18,852 and $12,368 in 2009 and 2008, respectively	585,474	650,033

Premises and equipment, net	17,365	17,883
Foreclosed assets held for sale, net	12,770	4,783
Interest receivable	2,645	3,273
Deferred income taxes	5,468	3,265
Income taxes receivable	3,048	3,623
Prepaid expenses and other assets	3,432	2,315
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,006	7,888
Core deposit intangible asset, at amortized cost	679	826

Total assets	$811,333	$815,700

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES

Deposits
Demand	$85,572	$86,020
Savings, NOW and money market	193,572	180,011
Time	337,405	334,837

Total deposits	616,549	600,868

Other interest-bearing liabilities	19,726	27,545
Short-term debt	—	—
Long-term debt	102,088	107,584
Interest payable and other liabilities	5,112	3,264

Total liabilities	743,475	739,261

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2009 – 21,750 shares; 2008 – 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2009 – 2,777,500 shares; 2008 – 2,760,105 shares	2,777	2,760
Additional paid-in capital	37,995	37,666
Retained earnings	26,958	35,340
Accumulated other comprehensive income, net of income tax of $71 in 2009 and $434 in 2008	106	651

Total stockholders’ equity	67,858	76,439

Total liabilities and stockholders’ equity	$811,333	$815,700

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$8,694	$10,567	$17,793	$21,192
Federal funds sold and other short-term investments	32	82	63	121
Available-for-sale securities	471	817	1,038	1,794

Total interest income	9,197	11,466	18,894	23,107

INTEREST EXPENSE
Interest-bearing demand deposits	696	309	1,259	537
Savings and money market deposit accounts	120	621	251	1,511
Other time deposits	2,802	2,861	5,771	6,028
Federal funds purchased and other interest-bearing liabilities	15	93	32	223
Short-term debt	—	163	—	207
Long-term debt, net	1,083	1,188	2,111	2,431

Total interest expense	4,716	5,235	9,424	10,937

NET INTEREST INCOME	4,481	6,231	9,470	12,170

PROVISION FOR LOAN LOSSES	—	2,410	12,925	3,310

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	4,481	3,821	(3,455)	8,860

NON-INTEREST INCOME
Loans held for sale fee income	558	602	1,344	1,335
Service fees	832	835	1,622	1,531
Realized gains on available-for-sale securities	—	224	346	702
Other income	1,140	497	1,388	756

Total non-interest income	2,530	2,158	4,700	4,324

NON-INTEREST EXPENSE
Salaries and employee benefits	3,095	3,115	6,146	6,643
Net occupancy expense	697	766	1,433	1,610
Other operating expense	2,895	2,046	6,167	3,884

Total non-interest expense	6,687	5,927	13,746	12,137

INCOME (LOSS) BEFORE INCOME TAXES	324	52	(12,501)	1,047

PROVISION (BENEFIT) FOR INCOME TAXES	118	28	(4,602)	393

NET INCOME (LOSS)	206	24	(7,899)	654

DIVIDENDS ON PREFERRED STOCK	271	—	483	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(65)	$24	$(8,382)	$654

BASIC EARNINGS (LOSS) PER SHARE	$(0.02)	$0.01	$(3.04)	$0.27

DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$0.01	$(3.04)	$0.27

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2009 and 2008
(In thousands, except share data)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2007		$—	$2,440	$10,312	$45,592	$590	$58,934

Issuance of 14,800 shares of restricted stock, net of forfeiture		—	15	176	—	—	191
Issuance of 4,700 shares of common stock through stock options exercised		—	5	97	—	—	102
Issuance of 3,587 shares common stock for the employee stock purchase plan		—	3	112	—	—	115
Net income	$654	—	—	—	654	—	654
Change in derivative financial instrument, net of income taxes (credit) of $(5)	(8)	—	—	—	—	(8)	(8)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(244)	(365)	—	—	—	—	(365)	(365)

BALANCE, JUNE 30, 2008	$281	$—	$2,463	$10,697	$46,246	$217	$59,623

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 14,900 shares of restricted stock, net of forfeiture		—	15	269	—	—	284
Issuance of 2,495 shares common stock for the employee stock purchase plan		—	2	60	—	—	62
Dividends on preferred stock		—	—	—	(483)	—	(483)
Net loss	$(7,899)	—	—	—	(7,899)	—	(7,899)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(363)	(545)	—	—	—	—	(545)	(545)

BALANCE, JUNE 30, 2009	$(8,444)	$22	$2,777	$37,995	$26,958	$106	$67,858

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(In thousands)

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,899)	$654
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	795	767
Amortization (accretion) of premiums and discounts on available-for-sale securities	48	(9)
Provision for loan losses	12,925	3,310
Provision for foreclosed assets held for sale	918	—
Deferred income taxes	(1,839)	(737)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(48)	(112)
Gain on sale of available-for-sale securities	(346)	(702)
Net loss (gain) on sale of foreclosed assets	(242)	29
Restricted stock earned and forfeited	284	191
Compensation expense related to the employee stock purchase plan	4	9
Originations of loans held for sale	(122,598)	(88,237)
Proceeds from the sale of loans held for sale	117,032	94,023
Realized loss on loans held for sale fair value adjustment	321	—
Changes in
Interest receivable	628	1,425
Net fair value of loan related commitments	(400)	—
Prepaid expenses and other assets	(169)	(6,452)
Interest payable and other liabilities	1,491	3,705

Net cash provided by operating activities	905	7,864

CASH FLOWS FROM INVESTING ACTIVITIES
Net (origination) collection of loans	31,791	(46,623)
Proceeds from the sale of loan participations	2,546	—
Purchase of premises and equipment	(21)	(191)
Proceeds from the sale of foreclosed assets, net of expenses	8,634	1,840
Purchases of available-for-sale securities	(60,749)	(30,000)
Proceeds from maturities of available-for-sale securities	51,000	14,800
Proceeds from sale of available-for-sale securities	11,346	23,702
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(521)	(439)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	1,451	—

Net cash provided by (used in) investing activities	45,477	(36,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	13,113	9,612
Net increase in time deposits	2,568	27,406
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	(7,819)	2,434
Net repayment from short-term debt	—	(10,000)
Repayments of long-term debt	(5,496)	(4,067)
Proceeds from long-term debt	—	40,000
Dividends paid on preferred stock	(212)	—
Dividends paid on common stock	—	(878)
Net proceeds from the sale of additional stock through Employee Stock Purchase Plan (ESPP) and stock options exercised	62	217

Net cash provided by financing activities	2,216	64,724

Increase in cash and cash equivalents	48,598	35,677
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(In thousands)

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash and cash equivalents, beginning of period	44,973	18,139

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,571	$53,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	9,130	11,189
Income taxes, net of refunds	(3,292)	1,667
Noncash investing and financing activities:
Transfer of loans to foreclosed property	17,297	2,910
Restricted stock issued	15	15
Dividends accrued but not paid	271	—
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 1:	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2009, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2009 and 2008, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date. Subsequent events were evaluated through August 14, 2009, the date these financial statements were issued.
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
In December 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Statement (FAS) 141 (revised 2007), Business Combinations, which replaced FAS 141. FAS 141R retains the fundamental requirements of FAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This statement is effective for annual periods beginning after December 15, 2008. There is currently no impact from the adoption of FAS 141R on the Company’s consolidated financial statements.
On March 19, 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company’s disclosures regarding derivative instruments and hedging activities reflect the adoption of this statement.
On April 9, 2009, the FASB issued Financial Statement Position (FSP) FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, (effective June 30, 2009 for the Company).

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 2:	New Accounting Pronouncements (Continued)
On April 9, 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP FAS 115-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009 for the Company). There is currently no material impact from the adoption of FSP FAS 115-2 on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurement (“FAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009 for the Company), and should be applied prospectively. There is currently no material impact from the adoption of FSP FAS 157-4 on the Company’s consolidated financial statements.
On May 28, 2009, the FASB issued Statement FAS 165, Subsequent Events. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the required financial statement disclosures. In addition, the statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date, that is, whether the date represents the date the financial statements were issued or available to be issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. There is currently no material impact from the adoption of FAS 165.
On June 12, 2009, the FASB issued FAS 166, a revision to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity from FAS 140, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. FAS 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate that FAS 166 will have a material impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 2:	New Accounting Pronouncements (Continued)
On June 12, 2009, the FASB issued Statement FAS 167, Amendments to FASB Interpretation No. 46(R), which amends existing consolidation guidance for variable interest entities. FAS 167 requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This statement requires the company to perform ongoing reassessments to determine if it must consolidate a variable interest entity. This statement requires disclosures about the company’s involvement with the variable interest entities and any significant changes in risk exposure due to that involvement, how the involvement affects the company’s financial statements, and significant judgments and assumptions made in determining whether it must consolidate the variable interest entity. FAS 167 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate that FAS. 167 will have a material impact on the Company’s consolidated financial statements.
On June 29, 2009, the FASB issued FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP), which is a replacement of FAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Accounting Standard Updates issued after the effective date of the FAS 168 will not be considered authoritative in their own right. Instead, the Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FAS 168 is effective for interim and annual reporting periods after September 15, 2009 (effective September 30, 2009 for the Company). Management does not anticipate that this FAS will have a material impact on the Company’s consolidated financial statements.

Note 3:	Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 3:	Earnings Per Share (Continued)
The computation of per share earnings for the three months and six months ended June 30, 2009 and 2008 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)
Net income (loss)	$206	$24	$(7,899)	$654
Preferred dividends	(271)	—	(483)	—

Net income (loss) available to common shareholders	$(65)	$24	$(8,382)	$654

Average common shares outstanding	2,755,900	2,434,920	2,752,913	2,431,902
Average common share stock options outstanding and restricted stock (B)	6,923	24,475	8,083	25,815

Average diluted common shares (B)	2,762,823	2,459,395	2,760,996	2,457,717

Basic earnings (loss) per share	$(0.02)	$0.01	$(3.04)	$0.27

Diluted earnings (loss) per share (A)	$(0.02)	$0.01	$(3.04)	$0.27

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 50,725 shares of common stock were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 4:	Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. Government sponsored agencies	$65,696	$195	$(12)	$65,879
State and political subdivisions	—	—	—	—
Equity and other securities	600	—	(6)	594

	$66,296	$195	$(18)	$66,473

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. Government sponsored agencies	$66,996	$1,096	$—	$68,092
State and political subdivisions	—	—	—	—
Equity and other	600	—	(11)	589

	$67,596	$1,096	$(11)	$68,681

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$1,000	$1,008
Due after one through five years	56,951	57,112
Due after five years	7,745	7,759

Total	65,696	65,879
Equity and other securities	600	594

	$66,296	$66,473

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,991,000 and $6,067,000 at June 30, 2009 and $5,998,000 and $6,139,000 at December 31, 2008.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 4:	Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At June 30, 2009 and at December 31, 2008, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Balance	$18,776	$25,160
Carrying value of securities pledged to secure agreements to repurchases at period end	$33,070	$47,685
Average balance during the period of securities sold under agreements to repurchase	$25,094	$32,925
Maximum amount outstanding at any month-end during the period	$25,189	$40,119
Gross gains of $346,000 and $702,000 were realized for the six months ended June 30, 2009 and 2008, respectively, and no gross losses were realized for the six months ended June 30, 2009 and, 2008 respectively, from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total value of these investments at June 30, 2009 and December 31, 2008, was $16,578,000 and $589,000, which is approximately 24.94% and 0.86% of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 4:	Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

		June 30, 2009
		(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$15,984	$12	$—	$—	$15,984	$12
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	594	6	594	6

Total temporarily impaired securities	$15,984	$12	$594	$6	$16,578	$18

December 31, 2008
(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	589	11	589	11

Total temporarily impaired securities	$—	$—	$589	$11	$589	$11

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 5:	Short-Term Debt
Short-term debt at June 30, 2009 and December 31, 2008 consisted of the following components:

	June 30,	December 31,
	2009	2008
(Unaudited)
(In thousands)
Federal Home Loan Bank advance (A)	$—	$—
Federal Reserve Bank of Kansas City line of credit (B)	—	—

Total short-term debt	$—	$—

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 0.25% on June 30, 2009 and 0.65% on December 31, 2008. At June 30, 2009 approximately $17.1 million was available.

(B)	Payable on demand; collateralized by various assets, including commercial and commercial real estate loans. The line of credit bears a variable interest rate of Federal Funds rate plus 75 basis points and at June 30, 2009 approximately $47.2 million was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Note 6:	Long-Term Debt
Long-term debt at June 30, 2009 and December 31, 2008, consisted of the following components:

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Note payable – Blue Valley Building Corp. (A)	—	5,496
Federal Home Loan Bank advances (B)	82,500	82,500
Subordinated Debentures – BVBC Capital Trust II (C)	7,732	7,732
Subordinated Debentures – BVBC Capital Trust III (D)	11,856	11,856

Total long-term debt	$102,088	$107,584

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 6:	Long-Term Debt (Continued)
(A)	The Company paid these notes in full on June 3, 2009. Previously, these two notes had a maturity date in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt was guaranteed by the Company.

(B)	Due in 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2009, approximately $17.1 million was available.

(C)	Due in 2033; interest only at LIBOR + 3.25% (4.28% at June 30, 2009 and 6.44% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(D)	Due in 2035; interest only at LIBOR + 1.60% (2.82% at June 30, 2009 and 5.36% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (C) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest
At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009 and July 24, 2009 for BVBC Capital Trust II and March 31, 2009 and June 30, 2009 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.
For both BVBC Capital Trust II and BVBC Capital Trust III, as long as the deferral period continues, the Company is prohibited from: (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding preferred stock issued to the United States Department of Treasury (the “Treasury”), or (ii) making any payment on any debt security that is ranked pair passu with the debt securities issued by the respective trusts. Because the Preferred Shares issued under the U.S. Treasury’s Capital Purchase Plan (the “CPP”) are subordinate to the trust preferred securities, the Company will be restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 6:	Long-Term Debt (Continued)
Aggregate annual maturities of long-term debt at June 30, 2009 are as follows:

(In thousands)
July 1 to December 31, 2009	—
2010	—
2011	7,500
2012	15,000
2013	20,000
Thereafter	59,588

$102,088

Note 7:	Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FAS 138, FAS149, and FAS 161. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase in other assets of $4,000, an increase in other liabilities of $76,000 and a decrease in other income of $72,000 for the three month and six month period ended June 30, 2009.
Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $478,000, an increase in other liabilities of $6,000, and an increase in other income of $472,000 for the three month and six month period ended June 30, 2009.
Total mortgage loans in the process of origination amounted to $4,783,000 at June 30, 2009. Related forward commitments to sell mortgage loans amounted to approximately $13,402,000 at June 30, 2009.
The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2009, is disclosed in Note 9, Disclosures About Fair Value of Assets and Liabilities.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 8:	Fair Value Option
Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115 (FAS 159) for mortgage loans held for sale originated after April 1, 2009. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date.
In accordance with FAS 159, the Company has elected to measure loans held for sale at fair value. Loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing release. These loans are sold prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). It is management’s opinion given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.
The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was $321,000 at June 30, 2009. Losses from fair value changes included in loans held for sale fee income were $321,000 for the period ended June 30, 2009. Interest income on loans held for sale is included in interest and fees on loan in the Company’s condensed consolidated statement of operations.

Note 9:	Disclosures About Fair Value of Assets and Liabilities
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 9:	Disclosures About Fair Value of Assets and Liabilities (Continued)

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These may be internally developed using the Company’s best information and assumptions that a market participant would consider.
Following is a description of the inputs and the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the Company’s condensed consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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
Mortgage Loans Held for Sale
Mortgage loans held for sale are valued using market prices for loans with similar characteristics. This measurement is classified as Level 2 within the hierarchy.
Commitments to Originate Loans and Forward Sales Commitments
Commitments to originate loans and forward sales commitments are valued using a valuation model which considers differences between quoted prices for loans with similar characteristics in the secondary market and the committed rates. The valuation model includes assumptions which adjust the price for the likelihood that the commitment will ultimately result in a closed loan. These measurements are significant unobservable inputs and are classified as Level 3 within the hierarchy.
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 9:	Disclosures About Fair Value of Assets and Liabilities (Continued)

	Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
June 30, 2009:
Assets:
Available-for-sale securities:
U.S Government sponsored agencies	$65,879	$—	$65,879	$—
Equity and other securities	594	594	—	—
Mortgage loans held for sale	13,402	—	13,402	—
Commitments to originate loans	4	—	—	4
Forward sales commitments	478	—	—	478

Total assets	$80,357	$594	$79,281	$482

Liabilities:
Commitments to originate loans	$76	$—	$—	$76
Forward sales commitments	6	—	—	6

Total liabilities	$82	$—	$—	$82

December 31, 2008:
Available-for-sale securities	$68,681	$589	$68,092	$—

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
(Unaudited)
(In thousands)
Balance as of April 1, 2009	$—	$—
Total realized and unrealized gains (losses):
Included in net income	(72)	472
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of June 30, 2009	$(72)	$472

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 9:	Disclosures About Fair Value of Assets and Liabilities (Continued)
Realized and unrealized gains and losses noted in the table above and included in net income for the period ended June 30, 2009 are reported in the condensed consolidated statement of operations in other income.
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy
Impaired Loans
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
The following table reflects impaired loans measured at fair value on a non-recurring basis at June 30, 2009 and December 31, 2008:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
June 30, 2009:
Impaired loans, net of reserves	$28,288	$—	$—	$28,288

December 31, 2008:
Impaired loans, net of reserves	$52,539	$—	$—	$52,539

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.
Cash and Cash Equivalents
For these short-term instruments, the carrying amount approximates fair value.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 9:	Disclosures About Fair Value of Assets and Liabilities (Continued)
Mortgage Loans Held for Sale
Mortgage loans held for sale are valued using market prices for loans with similar characteristics.
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
The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107-1 not previously disclosed at June 30, 2009 and December 31, 2008.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 9:	Disclosures About Fair Value of Assets and Liabilities (Continued)

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:

Cash and cash equivalents	$93,571	$93,571	$44,973	$44,973
Available-for-sale securities	66,473	66,473	68,681	68,681
Mortgage loans held for sale	13,402	13,402	8,157	8,157
Interest receivable	2,645	2,645	3,273	3,273
Loans, net of allowance for loan losses	585,474	588,663	650,033	651,868
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,006	7,006	7,888	7,888
Commitments to originate loans	4	4	—	—
Forward sales commitments	478	478	—	—

Financial liabilities:
Deposits	616,549	625,311	600,868	611,538
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	19,726	19,726	27,545	27,545
Short-term debt	—	—	—	—
Long-term debt	102,088	107,015	107,584	116,987
Interest payable	3,062	3,062	2,768	2,768
Commitments to originate loans	76	76	—	—
Forward sales commitments	6	6	—	—

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Forward commitments	—	—	—	—

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 10:	Gain on Settlement of Litigation
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

Note 11:	Dividends on Preferred Shares
On May 4, 2009 at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company will still accrue the dividend and has every intention to bring the obligation current as soon as permitted.

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
   Results of Operations
Three months ended June 30, 2009 and 2008. Net income for the quarter ended June 30, 2009, was $206,000, compared to net income of $24,000 for the quarter ended June 30, 2008, representing an increase of $182,000, or 758.33%. The loss per share on a diluted basis was $0.02 for the three months ended June 30, 2009, which represented a decrease of 300.00% from diluted earnings per share of $0.01 in the same period of 2008. The Company’s annualized returns on average assets

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
and average stockholders’ equity for the three month period ended June 30, 2009, were 0.10% and negative 0.57%, compared to 0.01% and 0.16%, respectively, for the same period in 2008, representing an increase of 900.00% and a decrease of 456.25%, respectively.
The primary factor contributing to the increase in net income in the current year second quarter compared with the prior year period was a decrease in the provision for loan losses. There was no provision for loan losses for the three month period ended June 30, 2009, compared to $2.4 million provision for the same period in the prior year. The decline in provision for loan losses was due to a decline in loans as a result of several larger loan payoffs, foreclosures and lower origination volume as a result of the current economic environment, and a decrease in non-performing loans since December 31, 2008.
The increase in net income in the current year second quarter as compared with the prior year period was offset by a decrease in net interest income by $1.8 million, or 28.09%, for the three month period ended June 30, 2009, as compared to the same period in 2008. The decline in net interest income was a result of a decrease in market rates during 2008 and a change in asset mix, specifically higher Federal funds sold and other short-term investment balances with lower yields. Another factor contributing to the decrease in net interest income was an increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio as a result of the weakened economic conditions.
Non-interest income increased $372,000, or 17.24%, for the three month period ended June 30, 2009, as compared to the same period in 2008. This increase in non-interest income was a result of an increase in other income by $643,000, or 129.38%, during the second quarter of 2009, as compared with the second quarter of 2008, due to the effect of recording the net fair value of certain mortgage loan-related commitments of $400,000 in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities. In addition, the increase in other income was a result of gains realized on the sale of other real estate owned. This increase in non-interest income, as compared with the prior year period, was offset by a decrease of $224,000 in realized gains on available-for-sale securities as there were no securities sold during the second quarter of 2009 as compared to $11.0 million in the second quarter of 2008. The increase in non-interest income was also offset by a slight decrease in loans held for sale fee income by $44,000, or 7.31%. This decrease was primarily attributed to the adoption of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115, which resulted in a loss on mortgage loans held for sale of $321,000 for the three months ended June 30, 2009. The $321,000 market value adjustment was offset by an increase in loans held for sale fee income due to an increase in mortgage loans held for sale originations and refinancing experienced as a result of a decrease in market rates on mortgage loans during the first and second quarter of 2009.
Non-interest expense increased $760,000, or 12.82%, for the three month period ended June 30, 2009, as compared to the same period in the prior year. The increase in non-interest expense was attributed to an increase in expenses related to foreclosed assets held for sale as a result of an increase in the number of foreclosed properties currently held for sale. These expenses include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The increase was also a result of a special assessment by the Federal Deposit Insurance Corporation (FDIC) to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The FDIC adopted the final rule on May 22, 2009, imposing a five basis point special assessment on each FDIC-insured depository institution’s assets

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
less its Tier 1 capital as of June 30, 2009, to be collected on September 30, 2009. The Company estimated and recorded an expense for the special assessment of $362,000. Excluding this special assessment, the Company would have had net income of $437,000 for the three months ended June 30, 2009. The increase in non-interest expense was partially offset by a decrease in net occupancy expense of $69,000, or 9.01%, for the three month period ended June 30, 2009, as compared to the same period in the prior year. The decrease was the result of the termination of a small loan production office lease in May of 2008 and lower repairs and maintenance expense.
Six months ended June 30, 2009 and 2008. Net loss for the six months ended June 30, 2009, was $7.9 million, compared to net income of $654,000 for the six months ended June 30, 2008, representing a decrease of $8.6 million, or 1,307.80%. Diluted loss per share decreased 1,225.93% to negative $3.04 during the six months ended June 30, 2009, from $0.27 in the same period of 2008. The Company’s annualized return on average assets and average stockholders’ equity for the six month period ended June 30, 2009, were negative 1.92% and negative 33.29%, compared to 0.17% and 2.21%, respectively, for the same period in 2008, decreases of 1,229.41% and 1,606.33%, respectively.
The primary factor contributing to our net loss in the current year compared with the prior year period was an increase of $9.6 million in our provision for loan losses. The increase in the provision was a result of a continued decline in the general economic conditions during the first quarter of 2009. As a result of the continued decline in economic conditions, management further refined its allowance for loan losses methodology to reflect the weakened economic condition. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis to assess reserve requirements. In addition, management refined the general reserves on performing loans to better reflect the impact of the weakened economic condition on reserve requirements. Net interest income decreased $2.7 million, or 22.19%, for the six month period ended June 30, 2009, as compared to the same period in 2008, due to the decrease in market interest rates during 2008 and a change in asset mix, specifically higher Federal funds sold and other short-term investment balances with lower yields. Another factor contributing to the decrease was an increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio.
Another factor contributing to the net loss for the six month period ended June 30, 2009, was an increase in non-interest expense by $1.6 million, or 13.26%. This increase was attributed to an increase in expenses related to foreclosed assets held for sale as a result of an increase in the number of foreclosed properties currently held for sale. These expenses include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $918,000 provision for other real estate as a result of the continued decline in the real estate market and real estate values. In addition, the increase was a result of the FDIC special assessment imposed on each FDIC-insured depository institution. The expense recorded by the Company for the special assessment was $362,000. The increase in non-interest expense was partially offset by an increase in non-interest income by $376,000, or 8.70%. The increase in non-interest income was attributed to an increase in other income due to the effect of recording the net fair value of certain mortgage loan-related commitments of $400,000 in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities. In addition, the increase in other income was a result of gains realized on the sale of other real estate owned. This increase in non-interest income, as compared with the prior year period, was offset by a decrease of $356,000 in realized gains on available-for-sale securities as a result of the Company selling $11.0 million in available-for-sale securities during the first half of 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
compared to $23.0 million in securities sold during the same period in 2008, as well as the market providing slightly higher gains in 2008 as compared to 2009.
Net Interest Income
Three months ended June 30, 2009 and 2008. Fully tax equivalent (FTE) net interest income for the three month period ended June 30, 2009, was $4.5 million, a decrease of $1.8 million, or 28.10%, from $6.2 million for the three month period ended June 30, 2008.
FTE interest income for the current year second quarter was $9.2 million, a decrease of $2.3 million, or 19.80%, from $11.5 million in the prior year second quarter. This decrease was primarily a result of an overall decrease in rates earned on average earning assets and a change in asset mix, specifically higher Federal funds sold and other short-term investments balances with lower yields. The overall yield on average earning assets decreased by 155 basis points to 4.90% during the three month period ending June 30, 2009, compared to 6.45% during the same period in 2008. This significant decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate by 400 basis points since December 2007. Another factor contributing to the decrease was an increase in the average balance of non-accrual loans as compared to the same period in the prior year, due to a decline in the credit quality of the loan portfolio. The decrease in interest income was partly offset by an increase in average earning assets, which increased $37.6 million, or 5.26%. The increase in average earning assets was a result of an increase in average available Federal funds sold and other short-term investments by $51.7 million, or 343.20%. The increase in average Federal funds sold and other short-term investments was due to a decrease in average available-for-sale securities of $8.9 million, or 13.32%, as $28.0 million in available-for-sale securities matured or were called as a result of the rate environment during the quarter. As our higher yielding available-for-sale securities are called the securities available for investing have lower yields due to the current rate environment, thus resulting in lower interest income. The increase in average earning Federal funds sold and other short-term investments was also a result of a decrease in the average balance of loans. The average balance of loans has decreased by $10.9 million, or 1.74%, as a result of several larger loan payoffs and an increase in loan foreclosures. In addition, average earning Federal funds sold and other short-term investments increased as a result of time deposit promotions during the third and fourth quarter of 2008 and first quarter of 2009.
Interest expense for the current year second quarter was $4.7 million, a decrease of $519,000, or 9.91%, from $5.2 million in the prior year second quarter. This decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on savings and money market deposits, time deposits, and short- and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.83% for the three month period ending June 30, 2009, compared to 3.40% in the same period of 2008, a decrease of 57 basis points. Total average interest-bearing liabilities increased $49.1 million, or 7.95%, to $667.6 million during the second quarter of 2009, compared to $618.4 million during the prior year period. The increase was attributed to increases in average interest-bearing demand accounts and time deposits. Average interest-bearing demand deposits increased as a result of growth experienced in balances of our performance checking product. Average time deposits increased as a result of time deposit promotions during the third and fourth quarter of 2008 and in the first quarter of 2009 and an increase in activity by our customers in the Certificate of Deposit Account Registry Service (“CDARS”). The increase in average interest-bearing liabilities was partly offset by a decrease in average short-term debt by $26.1 million, or 51.21%. This decrease was a result of the Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
paying off its operating line of credit of $15.0 million in December 2008, and an overall decrease in repurchase agreement balances as customers have moved their funds into the CDARS program.
Six months ended June 30, 2009 and 2008. FTE net interest income for the six month period ended June 30, 2009, was $9.5 million, a decrease of $2.7 million, or 22.20%, from $12.2 million for the six month period ended June 30, 2008.
FTE interest income for the six months ended June 30, 2009, was $18.9 million, a decrease of $4.2 million, or 18.24%, from $23.1 million for the six months ended June 30, 2008. This decrease was primarily a result of an overall decrease in rates earned on average earning assets and a change in asset mix, specifically higher Federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased by 159 basis points to 4.98% for the period ending June 30, 2009, compared to 6.57% for the prior year period. This significant decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate 400 basis points since December 2007. The increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio has also contributed to the decrease in interest income. The decrease in interest income was partly offset by an increase in average earning assets, which increased $57.5 million, or 8.12%. The increase in average earning assets balance was a result of an increase in average balance of loans by approximately $16.4 million, or 2.66%, from the prior year period attributed to internal loan growth experienced during 2008. The loan growth experienced in 2008 has been partially offset by several larger loan payoffs and loan foreclosures during 2009. The increase in average earning assets was also a result of an increase in average Federal funds sold and other short-term investments by $52.0 million, or 504.94%. Average Federal funds sold and other short-term investments increased as a result of a decrease in average available-for-sale securities of $16.0 million, or 22.35%, and the result of the time deposits promotions during the third and fourth quarters of 2008 and the first quarter of 2009. The decrease in average available-for-sale securities was a result of $51.0 million in available-for-sale securities maturing or being called as a result of the rate environment during 2009. Due to the current rate environment, as our higher yielding available-for-sale securities are called the securities available for investing are at lower yields resulting in lower interest income. In addition, the Company sold $11.0 million in available-for-sale securities during the first quarter of 2009 to restructure the investment portfolio and to better position the Company in the current rate environment.
Interest expense for the six month period ended June 30, 2009, was $9.4 million, a decrease of $1.5 million, or 13.83%, from $10.9 million in the same period of the prior year. The lower interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on savings and money market deposits, time deposits, and short-term and long-term debt. The rate paid on total average interest-bearing liabilities decreased 76 basis points to 2.84% during the six month period ending June 30, 2009, compared to 3.60% during the same period in 2008. Average interest-bearing liabilities increased $59.3 million, or 9.72%, to $669.5 million during the six month period ending June 30, 2009, compared to $610.1 million during the prior year period. The increase was primarily the result of increases in average interest-bearing demand accounts and time deposits. Average interest-bearing demand deposits increased as a result of growth experienced in balances of our performance checking product. Average time deposits increased as a result of the time deposit promotions during the third and fourth quarter of 2008 and in the first quarter of 2009 and due to the increase in activity by our customers in the CDARS program. The increase in average interest-bearing liabilities was partially offset by a decrease in short-term debt by $17.0 million. This decrease was

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
primarily the result of the Company paying off its operating line of credit of $15.0 million in December 2008. Average interest-bearing liabilities were also offset by a decrease in average long-term debt by $4.4 million as a result of the Company paying off the debt of $5.3 million related to Blue Valley Building Corp. on June 3, 2009.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Average Balances, Yields and Rates

	Six Months Ended June 30,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(In thousands)
Assets
Federal funds sold and other short-term investments	$62,309	$63	0.20%	$10,300	$121	2.36%
Available-for-sale securities – taxable	55,600	1,038	3.76	71,397	1,790	5.04
Available-for-sale securities – non-taxable (1)	—	—	—	210	6	5.51
Mortgage loans held for sale	12,302	290	4.75	7,276	183	5.07
Loans, net of unearned discount and fees	634,686	17,503	5.56	618,243	21,009	6.83

Total earning assets	764,897	18,894	4.98	707,426	23,109	6.57

Cash and due from banks – non-interest bearing	32,589			19,073
Allowance for possible loan losses	(18,450)			(9,069)
Premises and equipment, net	18,709			18,578
Other assets	32,246			24,745

Total assets	$829,991			$760,753

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$87,275	$1,259	2.91%	$45,108	$537	2.39%
Savings and money market deposits	96,729	251	0.52	150,111	1,511	2.02
Time deposits	353,086	5,771	3.30	261,168	6,028	4.64

Total interest-bearing deposits	537,090	7,281	2.73	456,387	8,076	3.56

Short-term debt	25,894	32	0.25	42,880	430	2.02
Long-term debt	106,470	2,111	4.00	110,861	2,431	4.41

Total interest-bearing liabilities	669,454	9,424	2.84	610,128	10,937	3.60

Non-interest bearing deposits	84,185			86,822
Other liabilities	3,830			4,326
Stockholders’ equity	72,522			59,477

Total liabilities and stockholders’ equity	$829,991			$760,753

FTE Net interest income/spread		$9,470	2.14%		$12,172	2.96%

FTE Net interest margin			2.50%			3.46%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending June 30, 2009 and 2008, the tax equivalency adjustment amounted to $0 and $2,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
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
Changes in Interest Income and
Expense Volume and Rate Variances

	Six Months Ended June 30,
	2009 Compared to 2008
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
		(In thousands)
Federal funds sold and other short-term investments	$(110)	$52	$(58)
Available-for-sale securities – taxable	(456)	(296)	(752)
Available-for-sale securities – non-taxable (1)	—	(6)	(6)
Mortgage loans held for sale	(11)	118	107
Loans, net of unearned discount and fees	(3,954)	448	(3,506)

Total interest income	(4,531)	316	(4,215)

Interest-bearing demand accounts	115	607	722
Savings and money market deposits	(1,122)	(138)	(1,260)
Time deposits	(1,759)	1,502	(257)
Short-term debt	(377)	(21)	(398)
Long-term debt	(231)	(89)	(320)

Total interest expense	(3,374)	1,861	(1,513)

Net interest income	$(1,157)	$(1,545)	$(2,702)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
There was no provision for loan losses recorded for the second quarter of 2009 compared to $2.4 million for the same period of 2008. The decline in provision was a due to a decline in loan balances as a result of loan payoffs and foreclosures and lower loan origination volume due to the current economic environment, and a decrease in non-performing loans since December 31, 2008. For the six months ended June 30, 2009 and 2008, the provision for loan losses was $12.9 million and $3.3 million, respectively. The significant provision for loan losses recorded in the first quarter of 2009 was a result of refining the Bank’s allowance for loan loss methodology to better reflect the inherent losses in our loan portfolio and a result of worsening economic conditions in the economy in which it operates. A portion of this provision relates to specific loans in our current portfolio and an increase in the general reserves on our performing loans to reflect the impact of the weakened economic conditions. Economic conditions monitored include, but are not limited to: Johnson County, KS unemployment rate; Johnson County, KS consumer confidence; foreclosure rates; vacancy property rates; stock market performance; inflation; and interest rates. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the recent trend is more prolonged than management anticipates and losses continue to increase we could experience higher than anticipated loan losses in the future.
The allowance for loan losses is based upon the analysis of several factors, including general economic conditions, analysis of impaired loans, the general reserve factors, changes in loan mix, and current and historical charge-offs. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Loans held for sale fee income	$558	$602	$1,344	$1,335
NSF charges and service fees	389	394	775	739
Other service charges	443	441	847	792
Realized gains on available-for-sale securities	—	224	346	702
Other income	1,140	497	1,388	756

Total non-interest income	$2,530	$2,158	$4,700	$4,324

Non-interest income increased $372,000, or 17.24%, to $2.5 million during the three month period ended June 30, 2009, from $2.2 million during the three month period ended June 30, 2008. Non-interest income for the six months period ended June 30, 2009, was $4.7 million, an increase of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
$376,000, or 8.70%, from $4.3 million for the six months ended June 30, 2008. One significant change in components of non-interest income was an increase other income by $643,000, or 129.38%, and $632,000, or 83.60%, for the three and six month periods ended June 30, 2009. The increase in other income was primarily attributed to the effect of recording the net fair value of certain mortgage loan-related commitments of $400,000 in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities. Other factors attributing to the increase in other income were gains realized on the sale of foreclosed assets and rental income received on foreclosed asset held for sale. These increases in other income were partially offset by lower dividends received on Federal Home Loan Bank stock as a result of the rate environment.
Other factors contributing to changes in non-interest income include a slight increase in loans held for sale fee income by $9,000 for the six month period ended June 30, 2009. This increase was primarily attributed to an increase in loans held for sale fee income due to an increase in mortgage loans held for sale originations and refinancing experienced as a result of a decrease in market rates on mortgage loans during the first and second quarter of 2009. This increase was offset by the adoption of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115, which resulted in a loss on mortgage loans held for sale of $321,000 recorded in loans held for sale fee income for the period ended June 30, 2009. NSF charges and service fees decreased by $5,000, or 1.27%, for the three month period ended June 30, 2009 and an increase of $36,000, or 4.87%, for the six month period ended June 30, 2009, as compared to the same periods in 2008. The increase for the six month period ended June 30, 2009 was a result of an increase in the number of transaction accounts, as well as an increase in account service charges on commercial accounts due to a decrease in the earnings credit rate they receive on their accounts. The earnings credit has decreased along with the drop in market interest rates. Other service charges increased slightly by $2,000, or 0.45%, for the three month period ended June 30, 2009, and increased $55,000, or 6.94%, for the six month period ended June 30, 2009, as compared to the same period in 2008. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product. The increase in other service charge income was partially offset by a decrease in fee income generated from our investment brokerage services due to the volatility in the market. Realized gains on available-for-sale securities decreased $356,000, or 50.71%, for the six month period June 30, 2009, as compared to the same period in 2008. The decrease was a result of the Company selling $11.0 million in available-for-sale securities in 2009 compared to $23.0 million in securities sold during the same period in 2008, as well as the market providing slightly higher gains in 2008 as compared to 2009. The securities were sold during the first quarter of 2009 to restructure the investment portfolio for the current rate environment. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Salaries and employee benefits	$3,095	$3,115	$6,146	$6,643
Net occupancy expense	697	766	1,433	1,610
Other operating expenses	2,895	2,046	6,167	3,884

Total non-interest expense	$6,687	$5,927	$13,746	$12,137

Non-interest expense increased $760,000, or 12.82%, to $6.7 million during the three month period ended June 30, 2009, compared to $5.9 million during the prior year period. For the six month period ended June 30, 2009, non-interest expense increased $1.6 million, or 13.26%, to $13.7 million compared to $12.1 million in the prior year period. The change was attributed to an increase in other operating expenses of $849,000, or 41.50%, and $2.3 million, or 58.78%, during the three and six month periods ended June 30, 2009, as compared to the same periods in 2008. Other operating expenses have increased as a result of an increase in expenses related to foreclosed assets held for sale due to an increase in the number of properties foreclosed on and held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $918,000 provision for other real estate in the first quarter of 2009 as a result of the continued decline in the real estate market and real estate values. In addition, the increase was a result of the FDIC special assessment on each FDIC-insured depository institution in order to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The expense recorded by the Company for the special assessment was $362,000.
The increase in non-interest expense was offset by a decrease in salaries and employee benefits expenses of $20,000, or 0.64%, and $497,000, or 7.48%, during the three and six month periods ended June 30, 2009. The Company had 189 full-time equivalent employees at June 30, 2009, compared to 210 full-time equivalent employees at the same period last year. In addition, the decrease in salaries and employee benefits was the result of the Company not accruing for a potential profit sharing contribution as of June 30, 2009, as compared with $225,000 that had been recorded for the six months ended June 30, 2008. Net occupancy expense decreased $69,000, or 9.01%, and $177,000, or 10.99%, for the three and six month periods ended June 30, 2009. This was a result of the termination of a small loan production office lease in May of 2008 and lower repairs and maintenance expenses.
Financial Condition
Total assets for the Company at June 30, 2009, were $811.3 million, a decrease of $4.4 million, or 0.54%, compared to $815.7 million at December 31, 2008. Deposits were $616.5 million compared with $600.9 million at December 31, 2008, an increase of $15.7 million, or 2.61%. Stockholders’ equity was $67.9 million at June 30, 2009, compared with $76.4 million at December 31, 2008, a decrease of $8.6 million, or 11.23%.
Investments. Available-for-sale securities at June 30, 2009, totaled $66.5 million, reflecting a 3.21% decrease from $68.7 million at December 31, 2008. The decrease was a result of $51.0 million in available-for-sale securities matured or called as a result of the rate environment during

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
the first six months of 2009. In addition, the Company sold $11.0 million in available-for-sale securities to restructure the investment portfolio for the current rate environment. The Company purchased $60.7 million to replace these called or matured securities.
Loans Held for Sale. Mortgage loans held for sale at June 30, 2009, totaled $13.4 million, an increase of $5.2 million, or 64.30%, compared to $8.2 million at December 31, 2008. As of April 1, 2009, the Company elected to carry loans held for sale at fair value, as permitted under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115 . The increase in loans held for sale was primarily a result of a decrease in market rates on mortgage loans during the first half of 2009.
Loans. Loans at June 30, 2009, totaled $604.3 million, reflecting a decrease of $58.1 million, or 8.77%, compared to $662.4 million at December 31, 2008. The decrease in the loan portfolio was attributed to several larger loans paying off, the foreclosure of approximately $17.3 million of other real estate properties during 2009, and lower loan originations due to the current economic conditions. The loan to deposit ratio at June 30, 2009, was 98.02% compared to 110.24% at December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing assets consist primarily of loans past due 90 days or more and non-accrual loans and foreclosed real estate. The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	June 30,	June 30,	December 31,
	2009	2008	2008
		(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	2,839	992	2,143
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	7,624	447	1,951
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	16,654	27,997	32,110
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	276	64	475
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	5,215	2,479	6,129
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	22	46	36
Home equity loans:
Past due 90 days or more	—	—	—
Non-accrual	436	637	488
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	33,066	32,662	43,332

Foreclosed assets held for sale	12,770	3,564	4,783

Total non-performing assets	$45,836	$36,226	$48,115

Total non-performing loans to total loans	5.47%	5.11%	6.54%
Total non-performing loans to total assets	4.08%	4.06%	5.31%
Allowance for loan losses to non-performing loans	57.01%	32.21%	28.54%
Non-performing assets to loans and foreclosed assets held for sale	7.43%	5.64%	7.21%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing loans decreased to $33.1 million at June 30, 2009, from $43.3 million at December 31, 2008. The decrease in non-performing loans was attributed to a decrease in non-performing construction loans by $15.5 million, or 48.13%, from December 31, 2008. This decrease was primarily the result of foreclosure on several builder loan portfolios during the first six months of 2009 and the pay off a $4.0 million construction loan during the first quarter of 2009. The decrease was partly offset by an increase in non-performing commercial real estate by $5.7 million, primarily the result of one larger commercial real estate relationship being placed on non-accrual. If the trend continues in the commercial and commercial real estate portfolios, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
	2009	2008	2008
		(In thousands)
Balance at Beginning of Period	$12,368	$8,982	$8,982

Loans Charged Off
Commercial loans	2,631	50	6,603
Commercial real estate loans	96	62	262
Construction loans	3,907	1,160	6,022
Lease financing	45	372	372
Residential real estate loans	412	106	424
Consumer loans	37	56	112
Home equity loans	164	—	127

Total loans charged-off	7,292	1,806	13,922

Recoveries
Commercial loans	82	25	223
Commercial real estate loans	121	—	—
Construction loans	559	—	24
Lease financing	21	9	29
Residential real estate loans	67	1	1
Consumer loans	1	1	6
Home equity loans	—	—	—

Total recoveries	851	36	283

Net Loans Charged Off	6,441	1,770	13,639

Provision for Loan Losses	12,925	3,310	17,025

Balance at End of Period	$18,852	$10,522	$12,368

Loans Outstanding
Average	$634,686	$618,243	$631,673
End of period	604,326	638,589	662,401

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	2.97%	1.70%	1.96%
End of period	3.12%	1.65%	1.87%

Ratio of Net Charge-Offs to
Average loans	1.01%	0.29%	2.16%
End of period loans	1.07%	0.28%	2.06%
The allowance for loan losses as a percent of total loans increased to 3.12% as of June 30, 2009, compared to 1.87% as of December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits. Deposits grew by $15.7 million, or 2.61%, to $616.5 million as of June 30, 2009, compared with $600.9 million at December 31, 2008. The increase was primarily attributed to an increase in savings, NOW and money market deposits of $13.6 million, or 7.53%, specifically due to growth experienced in our performance checking accounts. The increase in time deposits of $2.6 million was a result of the time deposit promotion during the first quarter of 2009 and the increased activity by our customers in the CDARS program. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The increase in time deposits from the promotion during the first quarter was partially offset by a decrease in brokered time deposits as $22.3 million were not renewed as they matured during 2009.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 62.85% and 62.06% of our total deposits at June 30, 2009, and December 31, 2008, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 68.74% at June 30, 2009, and 68.18% at December 31, 2008. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at June 30, 2009, approximately $17.1 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include Federal funds purchased and revolving lines of credit. As of September 30, 2008, the Company’s subsidiary, Bank of Blue Valley (“Bank”) established a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at June 30, 2009, was approximately $47.2 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City. The Company also uses the brokered market as a source of liquidity. As of June 30, 2009, excluding CDARS as described above, the Bank had approximately $69.7 million in brokered deposits compared to $92.0 million at December 31, 2008, a decrease of $22.3 million, or 24.24%. The decrease in brokered deposits was primarily a result of brokered deposits maturing during the first six months of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank, not as part of the initial agreement, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company deferred the payment of interest related to trust preferred securities of BVBC Capital Trust III due March 31, 2009, and June 30, 2009, and the payment of interest related to trust preferred securities of BVBC Capital Trust II due on April, 24, 2009, and July 24, 2009. There are other ancillary expenses related to the legal and accounting fees which could be impaired without the ability of the Bank to dividend to the Company.
On May 4, 2009 at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company will still accrue the dividend and has every intention to bring the obligation current as soon as permitted.
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
Capital. At June 30, 2009, our total stockholders’ equity was $67.9 million and our equity to asset ratio was 8.36%. At June 30, 2009, our Tier 1 capital ratio was 12.14% compared to 12.57% at December 31, 2008, while our total risk-based capital ratio was 13.41% compared to 13.82% at December 31, 2008. As of June 30, 2009, we had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At June 30, 2009, the Bank’s Tier 1 capital ratio was 12.23% compared to 10.97% at December 31, 2008, while our total risk-based capital ratio was 13.50% compared to 12.22% at December 31, 2008. As of June 30, 2009, the Bank had capital in excess of the requirements for a “well-capitalized” institution. The increase in the Bank’s capital as of June 30, 2009, was a result of the Company contributing its subsidiary Blue Valley Building Corp. to the Bank, which resulted in $8.3 million in additional capital at the Bank.
Subsequent Events
Blue Valley and the Bank are subject to extensive governmental regulations. The Federal Reserve Bank of Kansas City and the Office of the State Banking Commissioner (OSBC) recently completed a joint examination of the Bank. As a result of the examination, it is possible that supervisory action may be taken. If supervisory action is taken additional restrictions may be

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
imposed which could negatively impact the financial condition of the Company. Risk factors are discussed further in Form 10-K for fiscal year ended December 31, 2008.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2009 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	7.29%	(6.14)%
Base Rate Scenario	—	—
200 basis point decline	2.20%	(0.21)%
The above table indicates that, at June 30, 2009, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
margin in an increasing or decreasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities – long-term FHLB advances and existing time deposits – would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at June 30, 2009, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a slight decrease in the economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
On May 13, 2009, the Company held its Annual Meeting of Stockholders. There were 2,777,500 shares outstanding and entitled to vote at the Annual Meeting, of which 2,472,394 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:
1. Election of Directors
Robert D. Regnier was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results were as follows:

Shares Voted For:	2,352,769
Shares Voted Against:	0
Shares Abstained:	119,625
Thomas A. McDonnell was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results were as follows:

Shares Voted For:	2,352,753
Shares Voted Against:	0
Shares Abstained:	119,641
The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:
Donald H. Alexander
Michael J. Brown
Anne D. St. Peter
Robert D. Taylor

2. Advisory (Non-Binding) Proposal on Executive Compensation
The proposal, commonly known as a “Say on Pay” proposal, gives each stockholder the opportunity to endorse or not to endorse the compensation of the Company’s executives as disclosed in this Proxy Statement. The vote is advisory and not binding upon the Board. The voting results were as follows:

Shares Voted For:	2,433,049
Shares Voted Against:	25,034
Shares Abstained:	14,311
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

Blue Valley Ban Corp.

Date: August 14, 2009	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)