Form 10-Q
period 2009-09-30
BLUE VALLEY BAN CORP
filed 2009-11-06
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of September 30, 2009 the registrant had 2,772,200 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
     Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
          /s/ BKD, llp
Kansas City, Missouri
November 6, 2009

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$152,264	$24,630
Interest-bearing deposits in other financial institutions	407	343
Federal funds sold	—	20,000

Cash and cash equivalents	152,671	44,973

Available-for-sale securities	58,744	68,681
Mortgage loans held for sale, fair value at September 30, 2009, and lower of amortized cost or market value at December 31, 2008	2,232	8,157

Loans, net of allowance for loan losses of $23,703 and $12,368 in 2009 and 2008, respectively	560,880	650,033

Premises and equipment, net	17,155	17,883
Foreclosed assets held for sale, net	10,506	4,783
Interest receivable	2,433	3,273
Deferred income taxes	6,255	3,265
Income taxes receivable	4,388	3,623
Prepaid expenses and other assets	2,918	2,315
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,032	7,888
Core deposit intangible asset, at amortized cost	643	826

Total assets	$825,857	$815,700

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	4

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES

Deposits
Demand	$97,294	$86,020
Savings, NOW and money market	194,071	180,011
Time	344,563	334,837

Total deposits	635,928	600,868

Other interest-bearing liabilities	19,808	27,545
Short-term debt	—	—
Long-term debt	102,088	107,584
Interest payable and other liabilities	4,514	3,264

Total liabilities	762,338	739,261

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2009 — 21,750 shares; 2008 — 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2009 — 2,772,200 shares; 2008 — 2,760,105 shares	2,772	2,760
Additional paid-in capital	37,954	37,666
Retained earnings	22,516	35,340
Accumulated other comprehensive income, net of income tax of $170 in 2009 and $434 in 2008	255	651

Total stockholders’ equity	63,519	76,439

Total liabilities and stockholders’ equity	$825,857	$815,700

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	5

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$8,332	$10,139	$26,125	$31,331
Federal funds sold and other short-term investments	44	180	107	301
Available-for-sale securities	428	802	1,466	2,596

Total interest income	8,804	11,121	27,698	34,228

INTEREST EXPENSE
Interest-bearing demand deposits	703	396	1,962	933
Savings and money market deposit accounts	123	586	374	2,097
Other time deposits	2,598	2,937	8,369	8,965
Federal funds purchased and other interest-bearing liabilities	12	110	44	333
Short-term debt	—	202	—	409
Long-term debt, net	1,002	1,221	3,113	3,652

Total interest expense	4,438	5,452	13,862	16,389

NET INTEREST INCOME	4,366	5,669	13,836	17,839

PROVISION FOR LOAN LOSSES	6,210	12,090	19,135	15,400

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(1,844)	(6,421)	(5,299)	2,439

NON-INTEREST INCOME
Loans held for sale fee income	969	405	2,313	1,740
Service fees	827	921	2,449	2,452
Realized gains on available-for-sale securities	—	—	346	702
Gain on settlement of litigation	—	1,000	—	1,000
Other income	49	250	1,437	1,006

Total non-interest income	1,845	2,576	6,545	6,900

NON-INTEREST EXPENSE
Salaries and employee benefits	3,189	3,158	9,335	9,801
Net occupancy expense	720	790	2,153	2,400
Other operating expense	2,692	2,034	8,859	5,918

Total non-interest expense	6,601	5,982	20,347	18,119

LOSS BEFORE INCOME TAXES	(6,600)	(9,827)	(19,101)	(8,780)

BENEFIT FOR INCOME TAXES	(2,431)	(3,617)	(7,033)	(3,224)

NET LOSS	(4,169)	(6,210)	(12,068)	(5,556)

DIVIDENDS ON PREFERRED STOCK	272	—	756	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,441)	$(6,210)	$(12,824)	$(5,556)

BASIC LOSS PER SHARE	$(1.61)	$(2.55)	$(4.66)	$(2.28)

DILUTED LOSS PER SHARE	$(1.61)	$(2.55)	$(4.66)	$(2.28)

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	6

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008
(In thousands, except share data)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2007		$—	$2,440	$10,312	$45,592	$590	$58,934

Issuance of 13,900 shares of restricted stock, net of forfeiture		—	14	271	—	—	285
Issuance of 13,100 shares of common stock through stock options exercised		—	13	282	—	—	295
Issuance of 3,587 shares common stock for the employee stock purchase plan		—	3	112	—	—	115
Net loss	$(5,556)	—	—	—	(5,556)	—	(5,556)
Change in derivative financial instrument, net of income taxes (credit) of $(7)	(11)	—	—	—	—	(11)	(11)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(241)	(361)	—	—	—	—	(361)	(361)

	$(5,928)

BALANCE, SEPTEMBER 30, 2008		$—	$2,470	$10,977	$40,036	$218	$53,701

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 9,600 shares of restricted stock, net of forfeiture		—	10	228	—	—	238
Issuance of 2,495 shares common stock for the employee stock purchase plan		—	2	60	—	—	62
Dividends on preferred stock		—	—	—	(756)	—	(756)
Net loss	$(12,068)	—	—	—	(12,068)	—	(12,068)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(265)	(396)	—	—	—	—	(396)	(396)

	$(12,464)

BALANCE, SEPTEMBER 30, 2009		$22	$2,772	$37,954	$22,516	$255	$63,519

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	7

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(In thousands)

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,068)	$(5,556)
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	1,104	1,156
Amortization (accretion) of premiums and discounts on available-for-sale securities	25	(19)
Provision for loan losses	19,135	15,400
Provision for foreclosed assets held for sale	988	—
Deferred income taxes	(2,725)	(744)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(74)	(163)
Gain on sale of available-for-sale securities	(346)	(702)
Net loss (gain) on sale of foreclosed assets	(313)	10
Restricted stock earned and forfeited	238	285
Compensation expense related to the employee stock purchase plan	5	11
Originations of loans held for sale	(162,083)	(115,665)
Proceeds from the sale of loans held for sale	168,024	120,502
Realized (gain) loss on loans held for sale fair value adjustment	(16)	—
Proceeds from settlement of litigation	—	200
Gain on settlement of litigation	—	(1,000)
Changes in
Interest receivable	840	1,140
Net fair value of loan related commitments	(81)	—
Prepaid expenses and other assets	(1,394)	(4,020)
Interest payable and other liabilities	699	(1,534)

Net cash provided by operating activities	11,958	9,301

CASH FLOWS FROM INVESTING ACTIVITIES
Net (origination) collection of loans	47,040	(63,715)
Proceeds from the sale of loan participations	3,663	—
Purchase of premises and equipment	(84)	(217)
Proceeds from the sale of foreclosed assets, net of expenses	12,917	3,015
Purchases of available-for-sale securities	(60,749)	(30,000)
Proceeds from maturities of available-for-sale securities	59,000	17,010
Proceeds from sale of available-for-sale securities	11,346	23,702
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(521)	(439)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	1,451	—

Net cash provided by (used in) investing activities	74,063	(50,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease )in demand deposits, money market, NOW and savings accounts	25,334	(4,228)
Net increase in time deposits	9,726	28,591
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	(7,737)	12,672
Net repayment from short-term debt	—	(10,000)
Repayments of long-term debt	(5,496)	(7,353)
Proceeds from long-term debt	—	40,000
Dividends paid on preferred stock	(212)	—
Dividends paid on common stock	—	(878)
Net proceeds from the sale of additional stock through Employee Stock Purchase Plan (ESPP) and stock options exercised	62	410

Net cash provided by financing activities	21,677	59,214

Increase in cash and cash equivalents	107,698	17,871

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	8

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(In thousands)

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash and cash equivalents, beginning of period	44,973	18,139

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,671	$36,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	9,491	11,115
Income taxes, net of refunds	(3,292)	1,687
Noncash investing and financing activities:
Transfer of loans to foreclosed property	19,315	4,889
Restricted stock issued	10	14
Dividends accrued but not paid	544	—

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm	9

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2009, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2009 and 2008, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date. Subsequent events were evaluated through November 6, 2009, the date these financial statements were issued.
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
Note 2: New Accounting Pronouncements
On June 29, 2009, the FASB issued Accounting Standards Codification (ASC) 105-10 which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Accounting Standard Updates issued after the effective date of this update will not be considered authoritative in their own right. Instead, the Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification also changes the way that U.S. generally accepted accounting principles is referenced. ASC 105-10 is effective for interim and annual reporting periods after September 15, 2009 (effective September 30, 2009 for the Company). There is currently no material impact from the adoption of this update.
In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 805-10. The update revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This update is effective for annual periods beginning after December 15, 2008. There is currently no impact from the adoption of ASC 805-10 on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 2: New Accounting Pronouncements (Continued)
On March 19, 2008, the FASB issued ASC 815-10-65 which establishes the disclosure requirements for derivative instruments and for hedging activities. This update amends and expands the disclosure requirements of ASC 815-10 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company’s disclosures regarding derivative instruments and hedging activities reflect the adoption of this statement.
On April 9, 2009, the FASB issued ASC 825-10-50, ASC 825-10-55 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These topics are effective for interim reporting periods ending after June 15, 2009.
On April 9, 2009, the FASB issued ASC 320-10-65 which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. There is currently no material impact from the adoption of ASC 320-10-65 on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued ASC 820-10-65 which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. There is currently no material impact from the adoption of ASC 820-10-65 on the Company’s consolidated financial statements.
On May 28, 2009, the FASB issued ASC 855-10 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the required financial statement disclosures. In addition, the statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date, that is, whether the date represents the date the financial statements were issued or available to be issued. This update is effective for interim or annual financial periods ending after June 15, 2009. There is currently no material impact from the adoption of ASC 855-10.
On June 12, 2009, the FASB issued ASC 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate it will have a material impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 2: New Accounting Pronouncements (Continued)
On June 12, 2009, the FASB issued ASC 805-20, ASC 810-10 which requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This statement requires the company to perform ongoing reassessments to determine if it must consolidate a variable interest entity. This statement requires disclosures about the company’s involvement with the variable interest entities and any significant changes in risk exposure due to that involvement, how the involvement affects the company’s financial statements, and significant judgments and assumptions made in determining whether it must consolidate the variable interest entity. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.
Note 3: Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 3: Earnings Per Share (Continued)
The computation of per share earnings for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)
Net loss	$(4,169)	$(6,210)	$(12,068)	$(5,556)
Preferred dividends	(272)	—	(756)	—

Net loss available to common shareholders	$(4,441)	$(6,210)	$(12,824)	$(5,556)

Average common shares outstanding	2,755,900	2,439,685	2,753,920	2,434,515
Average common share stock options outstanding and restricted stock (B)	5,011	21,897	7,120	23,626

Average diluted common shares (B)	2,760,911	2,461,582	2,761,040	2,458,141

Basic loss per share	$(1.61)	$(2.55)	$(4.66)	$(2.28)

Diluted loss per share (A)	$(1.61)	$(2.55)	$(4.66)	$(2.28)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at September 30, 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 50,725 shares of common stock were outstanding at September 30, 2009, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 4: Available-for-Sale Securities
     The amortized cost and estimated fair value of available-for-sale securities are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$57,720	$421	$—	$58,141
State and political subdivisions	—	—	—	—
Equity and other securities	600	3	—	603

	$58,320	$424	$—	$58,744

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$66,996	$1,096	$—	$68,092
State and political subdivisions	—	—	—	—
Equity and other	600	—	(11)	589

	$67,596	$1,096	$(11)	$68,681

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one through five years	51,972	52,355
Due after five years	5,748	5,786

Total	57,720	58,141
Equity and other securities	600	603

	$58,320	$58,744

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $17,977,000 and $18,124,000 at September 30, 2009 and $5,998,000 and $6,139,000 at December 31, 2008.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At September 30, 2009 and at December 31, 2008, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Balance	$19,689	$25,160
Carrying value of securities pledged to secure agreements to repurchase at period end	27,204	47,685
Average balance during the period of securities sold under agreements to repurchase	23,211	32,925
Maximum amount outstanding at any month-end during the period	57,720	58,141
Gross gains of $346,000 and $702,000 were realized for the nine months ended September 30, 2009 and 2008, respectively, and no gross losses were realized for the nine months ended September 30, 2009 and, 2008 respectively, from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total value of these investments at September 30, 2009 and December 31, 2008, was $0 and $589,000, which is approximately 0.00% and 0.86% of the Company’s available-for-sale investment portfolio.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

September 30, 2009
(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

December 31, 2008
(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	—	—	589	11	589	11

Total temporarily impaired securities	$—	$—	$589	$11	$589	$11

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 5: Short-Term Debt
Short-term debt at September 30, 2009 and December 31, 2008 consisted of the following components:

	September 30,	December 31,
	2009	2008
(Unaudited)
(In thousands)
Federal Home Loan Bank advance (A)	$—	$—
Federal Reserve Bank of Kansas City line of credit (B)	—	—

Total short-term debt	$—	$—

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 0.18% on September 30, 2009 and 0.65% on December 31, 2008. At September 30, 2009 approximately $8.4 million was available.

(B)	Payable on demand; collateralized by various assets, including commercial and commercial real estate loans. The line of credit bears a variable interest rate of Federal Funds rate plus 75 basis points and at September 30, 2009 approximately $44.6 million was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Note 6: Long-Term Debt
Long-term debt at September 30, 2009 and December 31, 2008, consisted of the following components:

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Note payable — Blue Valley Building Corp. (A)	—	5,496
Federal Home Loan Bank advances (B)	82,500	82,500
Subordinated Debentures — BVBC Capital Trust II (C)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (D)	11,856	11,856

Total long-term debt	$102,088	$107,584

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 6: Long-Term Debt (Continued)
(A)	The Company paid these notes in full on June 3, 2009. Previously, these two notes had a maturity date in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt was guaranteed by the Company.

(B)	Due in 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2009, approximately $8.4 million was available.

(C)	Due in 2033; interest only at LIBOR + 3.25% (3.73% at September 30, 2009 and 6.44% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(D)	Due in 2035; interest only at LIBOR + 1.60% (2.20% at September 30, 2009 and 5.36% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (C) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009, July 24, 2009 and October 24, 2009 for BVBC Capital Trust II and March 31, 2009, June 30, 2009 and September 30, 2009 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 6: Long-Term Debt (Continued)
Aggregate annual maturities of long-term debt at September 30, 2009 are as follows:

(In thousands)
October 1 to December 31, 2009	—
2010	—
2011	7,500
2012	15,000
2013	20,000
Thereafter	59,588

$102,088

Note 7: Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase in other assets of $50,000, a decrease in other liabilities of $76,000, and an increase in other income of $126,000 for the three month period ended September 30, 2009. The Company recorded an increase in other assets of $55,000 and a decrease in other income of $55,000 for the nine month period ended September 30, 2009.
Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $449,000, a decrease in other liabilities of $3,000, and a decrease in other income of $446,000 for the three month period ended September 30, 2009. The Company recorded an increase in other assets of $28,000, an increase in other liabilities of $3,000, and an increase in other income of $25,000 for the nine month period ended September 30, 2009.
Total mortgage loans in the process of origination amounted to $3,491,000 at September 30, 2009. Related forward commitments to sell mortgage loans amounted to approximately $2,232,000 at September 30, 2009.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 7: Derivative Instruments (Continued)
The balance of derivative instruments related to commitments to originate and sell loans at September 30, 2009, is disclosed in Note 9, Disclosures About Fair Value of Assets and Liabilities.
Note 8: Fair Value Option
Effective April 1, 2009, the Company adopted ASC 825-10 for mortgage loans held for sale originated after April 1, 2009. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date.
In accordance with ASC 825-10, the Company has elected to measure loans held for sale at fair value. Loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing release. These loans are sold prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). It is management’s opinion given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.
The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was $16,000 at September 30, 2009. Gains from fair value changes included in loans held for sale fee income were $337,000 for the three months ended September 30, 2009 and $16,000 for the nine months ended September 30, 2009. Interest income on loans held for sale is included in interest and fees on loan in the Company’s condensed consolidated statement of operations.
Note 9: Disclosures About Fair Value of Assets and Liabilities
Effective January 1, 2008, the Company adopted ASC 820-10 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 was applied prospectively as of the beginning of 2008.
ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 Quoted prices in active markets for identical assets or liabilities.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
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
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)

	Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2009:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$58,141	$—	$58,141	$—
Equity and other securities	603	603	—	—
Mortgage loans held for sale	2,232	—	2,232	—
Commitments to originate loans	55	—	—	55
Forward sales commitments	28	—	—	28

Total assets	$61,059	$603	$60,373	$83

Liabilities:
Commitments to originate loans	$—	$—	$—	$—
Forward sales commitments	3	—	—	3

Total liabilities	$3	$—	$—	$3

December 31, 2008:
Available-for-sale securities	$68,681	$589	$68,092	$—

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
(Unaudited)
(In thousands)
Balance as of April 1, 2009	$—	$—
Total realized and unrealized gains (losses):
Included in net income	55	25
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of September 30, 2009	$55	$25

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
Realized and unrealized gains and losses noted in the table above and included in net income for the period ended September 30, 2009 are reported in the condensed consolidated statement of operations in other income.
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
The following table reflects impaired loans measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
		Identical Assts	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
September 30, 2009:
Impaired loans, net of reserves	$34,333	$—	$—	$34,333

December 31, 2008:
Impaired loans, net of reserves	$52,539	$—	$—	$52,539

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.
Cash and Cash Equivalents
For these short-term instruments, the carrying amount approximates fair value.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
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
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at September 30, 2009 and December 31, 2008.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:

Cash and cash equivalents	$152,671	$152,671	$44,973	$44,973
Available-for-sale securities	58,744	58,744	68,681	68,681
Mortgage loans held for sale	2,232	2,232	8,157	8,157
Interest receivable	2,433	2,433	3,273	3,273
Loans, net of allowance for loan losses	560,880	563,361	650,033	651,868
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,032	7,032	7,888	7,888
Commitments to originate loans	55	55	—	—
Forward sales commitments	28	28	—	—

Financial liabilities:
Deposits	635,928	640,364	600,868	611,538
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	19,808	19,808	27,545	27,545
Short-term debt	—	—	—	—
Long-term debt	102,088	97,851	107,584	116,987
Interest payable	2,701	2,701	2,768	2,768
Commitments to originate loans	—	—	—	—
Forward sales commitments	3	3	—	—

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Forward commitments	—	—	—	—

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
Note 10: Gain on Settlement of Litigation
The Company’s subsidiary, Bank of Blue Valley (“Bank”), entered into a settlement agreement with an individual, based on a successful summary judgment obtained in the Circuit Court of Jackson County, Missouri, for fraudulent misrepresentation by the individual. The settlement was for $1.0 million, of which $200,000 was received in cash in the third quarter of 2008, with the remaining $800,000 payable by August 30, 2010 with the option to extend the payable date through August 30, 2012. The $800,000 was considered fair value and was recognized as a gain contingency in 2008 in accordance with ASC 450, which requires the recognition of a recovery when realization of the recovery is deemed probable. As the contingent portion of the settlement is collateralized by real property legally owned by the individual, management has deemed the ultimate recovery of the settlement as probable. Therefore, an $800,000 miscellaneous receivable was also recorded. The receivable is interest-bearing, with an interest rate, commensurate with the risk associated. The Company estimates the time frame for receipt of the $800,000 is between two and four years.
Note 11: Dividends on Preferred Shares
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009 and August 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company will still accrue the dividend and has every intention to bring the obligation current as soon as permitted.
Note 12: Subsequent Events
The Board of Directors of Blue Valley Ban Corp and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement is a result of the recent examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. Progress on these items has been made since the recent completion of the examination and management and the Board are committed to resolving all of the items addressed by the regulators in the agreement. The Board of Directors believes the enhanced procedures contemplated by the agreement will be beneficial to the Bank’s future operations and success.

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
Results of Operations
Three months ended September 30, 2009 and 2008. Net loss for the quarter ended September 30, 2009, was $4.2 million compared to net loss of $6.2 million for the quarter ended September 30, 2008, representing an improvement of $2.0 million, or 32.87%. The loss per share on a diluted basis was $1.61 for the three months ended September 30, 2009, which represented an improvement of 36.86% from diluted loss per share of $2.55 in the same period of 2008. The

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended September 30, 2009, were negative 2.03% and negative 38.75%, compared to negative 3.09% and negative 41.12%, respectively, for the same period in 2008, representing improvements of 34.30% and 5.76%, respectively.
The primary factor contributing to the net loss in the current year third quarter compared with the prior year period net loss was a decrease in the provision for loan losses. The provision for loan losses for the three month period ended September 30, 2009 was $6.2 million, compared to $12.1 million provision for the same period in the prior year, a decrease of $5.9 million, or 48.64%. The decline in provision for the quarter as compared to the prior year quarter was a result of managements decision in September 2008 to charge down approximately $9.7 million in non-performing loans due to the decline in the credit quality of the Bank’s real estate and construction loan portfolio and the decline in the real estate market and the general economy. While the Company made a $6.2 million provision for loan losses during the third quarter it was not the result of large charge offs on non-performing loans, rather was due to reserves provided to address the current risk in the loan portfolio as a result of the continued decline in the general economic conditions and real estate market.
Net interest income decreased $1.3 million, or 22.98%, for the three month period ended September 30, 2009, as compared to the same period in 2008. The decline in net interest income was a result of a decrease in market rates during 2008 and a change in asset mix, specifically higher Federal funds sold and other short-term investment balances with lower yields. Lower average loan balances have also contributed to lower interest income. Average loan balances for the three month period ended September 30, 2009 as compared to the same period in the prior year declined by $46.0 million, or 7.21%, as a result of several large loan payoffs, loan foreclosures, and lower loan origination volume as a result of the current economic environment. Another factor contributing to the decrease in net interest income was an increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio as a result of the weakened economic conditions.
Non-interest income decreased $731,000, or 28.38%, for the three month period ended September 30, 2009, as compared to the same period in 2008. The decrease was a result of $1.0 million realized as a result of a legal judgment during the third quarter of 2008. See Note 10 of the Condensed Consolidated Financial Statements. The decrease in non-interest income was also a result of a decrease in other income by $201,000, or 80.40%, during the third quarter of 2009, as compared with the third quarter of 2008, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The decrease in non-interest income was offset by an increase in loans held for sale fee income of $564,000, or 139.26%. This increase was primarily attributed to the adoption of the fair value option for financial assets and financial liabilities (ASC 825-10), which resulted in a gain realized on mortgage loans held for sale of $337,000 for the three months ended September 30, 2009.
Non-interest expense increased $619,000, or 10.35%, for the three month period ended September 30, 2009, as compared to the same period in the prior year. The increase in non-interest expense was attributed to an increase in expenses related to foreclosed assets held for sale as a result of an increase in the number of foreclosed properties currently held for sale. These expenses include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The increase was also a result of higher insurance assessment by Federal

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Deposit Insurance Corporation (FDIC) of $290,000, or 250.25%, for the three month period ended September 30, 2009 as a result of the increase in assessment rates by the FDIC during 2009.
Nine months ended September 30, 2009 and 2008. Net loss for the nine months ended September 30, 2009, was $12.1 million, compared to net loss of $5.6 million for the nine months ended September 30, 2008, representing an increase of $6.5 million, or 117.21%. Diluted loss per share increased 104.39% to negative $4.66 during the nine months ended September 30, 2009, from negative $2.28 in the same period of 2008. The Company’s annualized return on average assets and average stockholders’ equity for the nine month period ended September 30, 2009, were negative 1.96% and negative 34.84%, compared to negative 0.96% and negative 12.40%, respectively, for the same period in 2008, increases of 104.17% and 180.97%, respectively.
One of the primary factors contributing to the increased net loss in the current year compared with the prior year period was a decrease in net interest income by $4.0 million, or 22.44%, for the nine month period ended September 30, 2009, as compared to the same period in 2008, due to the decrease in market interest rates during 2008 and a change in asset mix, specifically higher Federal funds sold and other short-term investment balances with lower yields. Contributing to the decrease in net interest income was an increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio. Another factor was an increase of $3.7 million in our provision for loan losses. The increase in the provision was a result of a continued decline in the general economic conditions during 2009. As a result of the continued decline in economic conditions, management further refined its allowance for loan losses methodology in the first quarter to reflect the weakened economic condition. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis to assess reserve requirements. In addition, management refined the general reserves on performing loans to better reflect the impact of the weakened economic condition on reserve requirements.
Another factor contributing to the net loss for the nine month period ended September 30, 2009, was an increase in non-interest expense by $2.2 million, or 12.30%. This increase was attributed to an increase in expenses related to foreclosed assets held for sale as a result of an increase in the number of foreclosed properties currently held for sale. These expenses include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $988,000 provision for other real estate as a result of the continued decline in the real estate market and real estate values. In addition, the increase was a result of the FDIC imposing a five basis point special assessment on each FDIC-insured depository institution’s assets less Tier 1 Capital as of June 30, 2009. The expense paid by the Company for the special assessment was $364,000. Non-interest income decreased by $355,000, or 5.14%. The decrease in non-interest income was the result of $1.0 million realized as a result of a legal judgment during the third quarter of 2008. See Note 10 of the Condensed Consolidated Financial Statements. In addition, the decline in net interest income was a result of a decrease of $356,000 in realized gains on available-for-sale securities as a result of the Company selling $11.0 million in available-for-sale securities during the first half of 2009 compared to $23.0 million in securities sold during the same period in 2008, as well as the market providing slightly higher gains in 2008 as compared to 2009. The decrease was partly offset by an increase of $573,000, or 32.93%, in loans held for sale fee income due to an increase in mortgage loans held for sale originations and refinancing experienced as a result of a decrease in market rates during the first and second quarters of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Net Interest Income
Three months ended September 30, 2009 and 2008. Fully tax equivalent (FTE) net interest income for the three month period ended September 30, 2009, was $4.4 million, a decrease of $1.3 million, or 23.00%, from $5.7 million for the three month period ended September 30, 2008.
FTE interest income for the current year third quarter was $8.8 million, a decrease of $2.3 million, or 20.84%, from $11.1 million in the prior year third quarter. This decrease was primarily a result of an overall decline in rates earned on average earning assets and a change in asset mix, specifically higher average Federal funds sold and other short-term investments balances with lower yields. The overall yield on average earning assets decreased 124 basis points to 4.70% during the three month period ending September 30, 2009, compared to 5.94% during the same period in 2008. This significant decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate by 400 basis points since December 2007. Another factor contributing to the decrease was an increase in the average balance of non-accrual loans as compared to the same period in the prior year, due to a decline in the credit quality of the loan portfolio. Also contributing to lower interest income was a decrease in the average balance of loans. The average balance of loans has decreased by $46.0 million, or 7.21%, as a result of several larger loan payoffs, an increase in loan foreclosures, and lower loan origination volume due to the current economic environment. Average available Federal funds sold and other short-term investments increased by $45.7 million, or 133.72%. The increase in average Federal funds sold and other short-term investments was a result of a decline in average balance of loans and due to a decrease in average available-for-sale securities of $7.0 million, or 10.38%, as $8.0 million in available-for-sale securities matured or were called as a result of the rate environment during the quarter. As our higher yielding available-for-sale securities are called the securities available for investing have lower yields due to the current rate environment, thus resulting in lower interest income.
Interest expense for the current year third quarter was $4.4 million, a decrease of $1.0 million, or 18.60%, from $5.4 million in the prior year third quarter. This decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits, and short-term and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.68% for the three month period ending September 30, 2009, compared to 3.35% in the same period of 2008, a decrease of 67 basis points. Total average interest-bearing liabilities increased $8.6 million, or 1.33%, to $656.2 million during the third quarter of 2009, compared to $647.6 million during the prior year period. The increase was attributed to increases in time deposits. Average time deposits increased as a result of time deposit promotions during the fourth quarter of 2008 and in the first and third quarters of 2009 and an increase in activity by our customers in the Certificate of Deposit Account Registry Service (“CDARS”). The increase in average interest-bearing liabilities was partly offset by a decrease in average short-term debt by $30.4 million, or 60.24%. This decrease was a result of the Company paying off its operating line of credit of $15.0 million in December 2008, and an overall decrease in repurchase agreement balances as customers have moved their funds into the CDARS program. The decrease in average long-term debt by $13.9 million, or 12.07%, was due to the Company paying off $3.5 million in FHLB advances in October 2008, $2.3 million related to Blue Valley Ban Corp.’s term note in December 2008 and $5.3 million related to Blue Valley Building Corp. debt on June 3, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Nine months ended September 30, 2009 and 2008. FTE net interest income for the nine month period ended September 30, 2009, was $13.8 million, a decrease of $4.0 million, or 22.45%, from $17.8 million for the nine month period ended September 30, 2008.
FTE interest income for the nine months ended September 30, 2009, was $27.7 million, a decrease of $6.5 million, or 19.09%, from $34.2 million for the nine months ended September 30, 2008. This decrease was primarily a result of an overall decline in rates earned on average earning assets and a change in asset mix, specifically higher average Federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased by 146 basis points to 4.89% for the period ending September 30, 2009, compared to 6.35% for the prior year period. This significant decrease in yield resulted from the decrease in market interest rates as the Federal Reserve has lowered the Federal Fund Rate 400 basis points since December 2007. The increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio has also contributed to the decrease in interest income. The decrease in interest income was partly offset by an increase in average earning assets, which increased $37.6 million, or 5.23%. The increase in average earning assets balance was a result of an increase in average Federal funds sold and other short-term investments by $49.9 million, or 272.47%. Average Federal funds sold and other short-term investments increased as a result of a decrease in average available-for-sale securities of $12.7 million, or 18.17%, and the result of the time deposits promotions during the fourth quarter of 2008 and the first and third quarters of 2009. The decrease in average available-for-sale securities was a result of $59.0 million in available-for-sale securities maturing or being called as a result of the rate environment during 2009. Due to the current rate environment, as our higher yielding available-for-sale securities are called the securities available for investing are at lower yields resulting in lower interest income. In addition, the Company sold $11.0 million in available-for-sale securities during the first quarter of 2009 to restructure the investment portfolio and to better position the Company in the current rate environment.
Interest expense for the nine month period ended September 30, 2009, was $13.9 million, a decrease of $2.5 million, or 15.42%, from $16.4 million in the same period of the prior year. The lower interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on savings and money market deposits, time deposits, and short-term and long-term debt. The rate paid on total average interest-bearing liabilities decreased 73 basis points to 2.79% during the nine month period ending September 30, 2009, compared to 3.52% during the same period in 2008. Average interest-bearing liabilities increased $42.6 million, or 6.85%, to $665.1 million during the nine month period ending September 30, 2009, compared to $622.5 million during the prior year period. The increase was primarily the result of increases in time deposits. Average time deposits increased as a result of the time deposit promotions during the fourth quarter of 2008 and the first and third quarters of 2009 and due to the increase in activity by our customers in the CDARS program. The increase in average interest-bearing liabilities was partially offset by a decrease in short-term debt by $21.3 million. This decrease was primarily the result of the Company paying off its operating line of credit of $15.0 million in December 2008 and an overall decrease in repurchase agreement balances as customers have moved their funds into the CDARS program. Average interest-bearing liabilities were also offset by a decrease in average long-term debt by $7.5 million as a result of the Company paying off $3.5 million in FHLB advances in October 2008, $2.3 million related to Blue Valley Ban Corp.’s term note in December 2008 and $5.3 million related to Blue Valley Building Corp. debt on June 3, 2009.

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

	Nine Months Ended September 30,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short-term investments	$68,240	$107	0.21%	$18,321	$301	2.19%
Available-for-sale securities — taxable	57,288	1,466	3.42	70,006	2,590	4.94
Available-for-sale securities — non-taxable (1)	—	—	—	189	9	6.36
Mortgage loans held for sale	11,520	416	4.83	6,293	252	5.35
Loans, net of unearned discount and fees	620,499	25,709	5.54	625,091	31,079	6.64

Total earning assets	757,547	27,698	4.89	719,900	34,231	6.35

Cash and due from banks — non-interest bearing	34,551			20,243
Allowance for possible loan losses	(18,542)			(9,454)
Premises and equipment, net	18,518			18,462
Other assets	32,461			24,430

Total assets	$824,535			$773,581

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$92,192	$1,962	2.85%	$48,717	$933	2.56%
Savings and money market deposits	95,541	374	0.52	146,900	2,097	1.91
Time deposits	348,532	8,369	3.21	269,253	8,965	4.45

Total interest-bearing deposits	536,265	10,705	2.67	464,870	11,995	3.45

Short-term debt	23,924	44	0.25	45,185	742	2.19
Long-term debt	104,910	3,113	3.97	112,399	3,652	4.34

Total interest-bearing liabilities	665,099	13,862	2.79	622,454	16,389	3.52

Non-interest bearing deposits	84,177			87,401
Other liabilities	4,298			3,878
Stockholders’ equity	70,961			59,848

Total liabilities and stockholders’ equity	$824,535			$773,581

FTE Net interest income/spread		$13,836	2.10%		$17,842	2.83%

FTE Net interest margin			2.44%			3.31%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the quarters ending September 30, 2009 and 2008, the tax equivalency adjustment amounted to $0 and $3,000.

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Nine Months Ended September 30,
	2009 Compared to 2008
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(In thousands)
Federal funds sold and other short-term investments	$(231)	$37	$(194)
Available-for-sale securities — taxable	(798)	(326)	(1,124)
Available-for-sale securities — non-taxable (1)	—	(9)	(9)
Mortgage loans held for sale	(10)	174	164
Loans, net of unearned discount and fees	(5,178)	(192)	(5,370)

Total interest income	(6,217)	(316)	(6,533)

Interest-bearing demand accounts	105	924	1,029
Savings and money market deposits	(1,524)	(199)	(1,723)
Time deposits	(1,778)	1,182	(596)
Short-term debt	(658)	(40)	(698)
Long-term debt	(314)	(225)	(539)

Total interest expense	(4,169)	1,642	(2,527)

Net interest income	$(2,048)	$(1,958)	$(4,006)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Provision for Loan Losses
The provision for loan losses recorded for the third quarter of 2009 was $6.2 million compared to $12.1 million for the same period of 2008. For the nine months ended September 30, 2009 and 2008, the provision was $19.1 million and $15.4 million, respectively. The significant provision for loan losses recorded during 2009 was a result of refining the Bank’s allowance for loan loss methodology to better reflect the inherent losses in our loan portfolio and a result of worsening economic conditions in the economy in which it operates. A portion of the provision relates to specific loans in our current portfolio, specifically in the commercial real estate, land development and real estate construction loans, and an increase in the general reserves on our performing loans to reflect the impact of the weakened economic conditions. The provision for loan losses attributed to refining the Bank’s allowance for loan loss methodology and increasing the general reserves was approximately $9.2 million. Economic conditions monitored include, but are not limited to: Johnson County, KS unemployment rate; Johnson County, KS consumer confidence; foreclosure rates; vacancy property rates; stock market performance; inflation; and interest rates. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the recent trend is more prolonged than management anticipates and losses continue to increase we could experience higher than anticipated loan losses in the future.
The allowance for loan losses is based upon the analysis of several factors, including general economic conditions, analysis of impaired loans, the general reserve factors, changes in loan mix, and current and historical charge-offs by loan type. Historical charge off information currently utilized is based on three year weighted average of net charge offs by loan type with more weight given to more current data due to the current economic environment. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Loans held for sale fee income	$969	$405	$2,313	$1,740
NSF charges and service fees	376	482	1,151	1,221
Other service charges	451	439	1,298	1,231
Realized gains on available-for-sale securities	—	—	346	702
Gain on settlement of litigation	—	1,000	—	1,000
Other income	49	250	1,437	1,006

Total non-interest income	$1,845	$2,576	$6,545	$6,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest income decreased $731,000, or 28.38%, to $1.8 million during the three month period ended September 30, 2009, from $2.6 million during the three month period ended September 30, 2008. Non-interest income for the nine months ended September 30, 2009, was $6.5 million, a decrease of $355,000, or 5.14%, from $6.9 million for the nine months ended September 30, 2008. The primary reason for the decrease in non-interest income was $1.0 million realized as a result a legal judgment during the third quarter of 2008. See Note 10 of the condensed consolidated financial statements.
Another factor contributing to a change in non-interest income includes an increase in loans held for sale fee income by $564,000 and $573,000 for the three and nine month period ended September 30, 2009, respectively. This increase was primarily attributed to an increase in loans held for sale fee income due to an increase in mortgage loans held for sale originations and refinancing experienced as a result of a decrease in market rates on mortgage loans during the first and second quarter of 2009. This increase was offset by the adoption of the fair value option for financial assets and financial liabilities for mortgage loans held for sale, which resulted in a net realized gain on mortgage loans held for sale of $337,000 and $16,000 recorded in loans held for sale fee income for the three month and nine month periods ended September 30, 2009, respectively.
Other changes contributing to changes in non-interest income include a decrease in NSF charges and service fees by $106,000, or 21.99%, for the three month period ended September 30, 2009 and $70,000, or 5.73%, for the nine month period ended September 30, 2009, as compared to the same periods in 2008. The decrease for the nine month period ended September 30, 2009 was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a slight increase in the earnings credit rate they receive on their accounts. Other service charges increased by $12,000, or 2.73%, for the three month period ended September 30, 2009, and increased $67,000, or 5.44%, for the nine month period ended September 30, 2009, as compared to the same period in 2008. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product. The increase in other service charge income was partially offset by a decrease in fee income generated from our investment brokerage services due to the volatility in the market. Realized gains on available-for-sale securities decreased $356,000, or 50.71%, for the nine month period September 30, 2009, as compared to the same period in 2008. The decrease was a result of the Company selling $11.0 million in available-for-sale securities in 2009 compared to $23.0 million in securities sold during the same period in 2008, as well as the market providing slightly higher gains in 2008 as compared to 2009. The securities were sold during the first quarter of 2009 to restructure the investment portfolio for the current rate environment. Other income decreased $201,000, or 80.40%, for the three month period ended September 30, 2009, and increased $431,000, or 42.84%, for the nine month period ended September 30, 2009, as compared to the same period in 2008. The increase experienced for the nine month period ended September 30, 2009 was a result of gains realized on sale of foreclosed assets held for sale and rental income received on foreclosed assets held for sale. In addition, the increase in other income was a result of the Company recording the net fair value of certain mortgage loan-related commitments which resulted in an increase in other income by $80,000 for the nine months ended September 30, 2009. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Salaries and employee benefits	$3,189	$3,158	$9,335	$9,801
Net occupancy expense	720	790	2,153	2,400
Other operating expenses	2,692	2,034	8,859	5,918

Total non-interest expense	$6,601	$5,982	$20,347	$18,119

Non-interest expense increased $619,000, or 10.35%, to $6.6 million during the three month period ended September 30, 2009, compared to $6.0 million during the prior year period. For the nine month period ended September 30, 2009, non-interest expense increased $2.2 million, or 12.30%, to $20.3 million compared to $18.1 million in the prior year period. The change was attributed to an increase in other operating expenses of $658,000, or 32.35%, and $2.9 million, or 49.70%, during the three and nine month periods ended September 30, 2009, as compared to the same periods in 2008. Other operating expenses have increased as a result of an increase in expenses related to foreclosed assets held for sale due to an increase in the number of properties foreclosed on and held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $988,000 provision for other real estate as a result of the continued decline in the real estate market and real estate values. In addition, the increase was a result of the FDIC special assessment imposed on each FDIC-insured depository institution in order to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The expense paid by the Company for the special assessment was $364,000.
The increase in non-interest expense was offset by a decrease in salaries and employee benefits of $466,000, or 4.75%, during the nine month periods ended September 30, 2009. The Company had 191 full-time equivalent employees at September 30, 2009, compared to 217 full-time equivalent employees at the same period last year. In addition, the decrease in salaries and employee benefits was a result of the Company not accruing for a potential profit sharing contribution as of September 30, 2009, as compared to $337,500 recorded for the nine months ended September 30, 2008. Net occupancy expense decreased $70,000, or 8.86%, and $247,000, or 10.29%, for the three and nine month periods ended September 30, 2009. This was a result of the termination of a small loan production office lease in May of 2008 and lower repairs and maintenance expenses.
Financial Condition
Total assets for the Company at September 30, 2009, were $825.9 million, an increase of $10.2 million, or 1.25%, compared to $815.7 million at December 31, 2008. Deposits were $635.9 million compared with $600.9 million at December 31, 2008, an increase of $35.1 million, or 5.83%. Stockholders’ equity was $63.5 million at September 30, 2009, compared with $76.4 million at December 31, 2008, a decrease of $12.9 million, or 16.90%.
Investments. Available-for-sale securities at September 30, 2009, totaled $58.7 million, reflecting a 14.47% decrease from $68.7 million at December 31, 2008. The decrease was a result of $59.0 million in available-for-sale securities matured or called as a result of the rate environment during 2009. In addition, the Company sold $11.0 million in available-for-sale securities to restructure the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
investment portfolio for the current rate environment. The Company purchased $60.7 million to replace these called or matured securities.
Loans Held for Sale. Mortgage loans held for sale at September 30, 2009, totaled $2.2 million, a decrease of $5.9 million, or 72.64%, compared to $8.2 million at December 31, 2008. As of April 1, 2009, the Company elected to carry loans held for sale at fair value. The volume of loans held for sale originated during the third quarter slowed as a result of the slight increase in mortgage rates experienced during the quarter.
Loans. Loans at September 30, 2009, totaled $584.6 million, reflecting a decrease of $77.8 million, or 11.75%, compared to $662.4 million at December 31, 2008. The decrease in the loan portfolio was attributed to several larger loans paying off, the foreclosure of approximately $19.3 million of other real estate properties during 2009, and lower loan originations due to the current economic conditions. The loan to deposit ratio at September 30, 2009, was 91.93% compared to 110.24% at December 31, 2008.
Non-performing assets consist primarily of loans past due 90 days or more and non-accrual loans and foreclosed real estate. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is generally accounted for on a cost recovery basis, meaning interest is not recognized until the full past due balance has been collected. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	September 30,	September 30,	December 31,
	2009	2008	2008
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	2,616	110	2,143
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	16,321	705	1,951
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	16,212	28,018	32,110
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	328	41	475
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	6,535	1,982	6,129
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	53	1	36
Home equity loans:
Past due 90 days or more	—	—	—
Non-accrual	374	—	488
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	42,439	30,857	43,332

Foreclosed assets held for sale	10,506	4,387	4,783

Total non-performing assets	$52,945	$35,244	$48,115

Total non-performing loans to total loans	7.26%	4.80%	6.54%
Total non-performing loans to total assets	5.14%	3.91%	5.31%
Allowance for loan losses to non-performing loans	55.85%	38.10%	28.54%
Non-performing assets to loans and foreclosed assets held for sale	8.90%	5.45%	7.21%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing loans decreased to $42.4 million at September 30, 2009, from $43.3 million at December 31, 2008. The decrease in non-performing loans was attributed to a decrease in non-performing construction loans by $15.9 million, or 49.51%, from December 31, 2008. This decrease was primarily the result of foreclosure on several builder loan portfolios during 2009 and the pay off a $4.0 million construction loan during the first quarter of 2009. The decrease was offset by an increase in non-performing commercial real estate by $14.4 million, primarily the result of three larger commercial real estate relationships totaling $9.3 million and one larger commercial real estate owner occupied relationship totaling $5.0 million being placed on non-accrual during the nine month period ended September 30, 2009. The increase in these areas was a result of the continued industry decline in the real estate market and general economy. If the trend continues in the commercial and commercial real estate portfolios, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Nine months	Nine months
	ended	ended	Year ended
	September 30,	September 30,	December 31,
	2009	2008	2008
		(In thousands)
Balance at Beginning of Period	$12,368	$8,982	$8,982

Loans Charged Off
Commercial loans	3,307	5,606	6,603
Commercial real estate loans	124	262	262
Construction loans	4,602	5,933	6,022
Lease financing	55	372	372
Residential real estate loans	412	308	424
Consumer loans	37	71	112
Home equity loans	164	127	127

Total loans charged-off	8,701	12,679	13,922

Recoveries
Commercial loans	111	41	223
Commercial real estate loans	121	—	—
Construction loans	577	—	24
Lease financing	21	9	29
Residential real estate loans	69	1	1
Consumer loans	2	2	6
Home equity loans	—	—	—

Total recoveries	901	53	283

Net Loans Charged Off	7,800	12,626	13,639

Provision for Loan Losses	19,135	15,400	17,025

Balance at End of Period	$23,703	$11,756	$12,368

Loans Outstanding
Average	$620,499	$625,091	$631,673
End of period	584,583	642,846	662,401

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	3.82%	1.88%	1.96%
End of period	4.05%	1.83%	1.87%

Ratio of Net Charge-Offs to
Average loans	1.26%	2.02%	2.16%
End of period loans	1.33%	1.96%	2.06%
The allowance for loan losses as a percent of total loans increased to 4.05% as of September 30, 2009, compared to 1.87% as of December 31, 2008. The increase in allowance for loan losses as a percent of total loans was a result of refining the Bank’s allowance for loan loss methodology

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
during the first quarter of 2009 to better reflect the inherent losses in our loan portfolio and a result of the weakened economic conditions in the economy in which it operates.
Deposits. Deposits grew by $35.1 million, or 5.83%, to $635.9 million as of September 30, 2009, compared with $600.9 million at December 31, 2008. The increase was primarily attributed to an increase in savings, NOW and money market deposits of $14.1 million, or 7.81%, specifically due to growth experienced in our performance checking accounts. The increase in time deposits of $9.7 million was a result of the time deposit promotion during the first and third quarters of 2009 and the increased activity by our customers in the CDARS program. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The increase in time deposits from the promotions during the first and third quarters were partially offset by a decrease in brokered time deposits as $32.6 million were not renewed as they matured during 2009.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 65.88% and 62.06% of our total deposits at September 30, 2009, and December 31, 2008, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 70.67% at September 30, 2009, and 68.18% at December 31, 2008. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at September 30, 2009, approximately $8.4 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include Federal funds purchased and revolving lines of credit. As of September 30, 2008, the Company’s subsidiary, Bank of Blue Valley (“Bank”) established a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at September 30, 2009, was approximately $44.6 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City. The Company also uses the brokered market as a source of liquidity. As of September 30, 2009, excluding CDARS as described above, the Bank had approximately $57.1 million in brokered deposits compared to $92.0 million at December 31, 2008,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
a decrease of $34.9 million, or 37.93%. The decrease in brokered deposits was primarily a result of brokered deposits maturing during 2009.
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank, not as part of the initial agreement, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company deferred the payment of interest related to trust preferred securities of BVBC Capital Trust III due March 31, 2009, June 30, 2009, and September 30, 2009 and the payment of interest related to trust preferred securities of BVBC Capital Trust II due on April, 24, 2009, July 24, 2009 and October 24, 2009. There are other ancillary expenses related to the legal and accounting fees which could be impaired without the ability of the Bank to dividend to the Company.
In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009 and August 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company will still accrue the dividend and has every intention to bring the obligation current as soon as permitted.
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
Capital. At September 30, 2009, our total stockholders’ equity was $63.5 million and our equity to asset ratio was 7.69%. At September 30, 2009, our Tier 1 capital ratio was 12.17% compared to 12.57% at December 31, 2008, while our total risk-based capital ratio was 13.45% compared to 13.82% at December 31, 2008. As of September 30, 2009, we had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At September 30, 2009, the Bank’s Tier 1 capital ratio was 12.21% compared to 10.97% at December 31, 2008, while our total risk-based capital ratio was 13.49% compared to 12.22% at December 31, 2008. As of September 30, 2009, the Bank had capital in excess of the requirements for a “well-capitalized” institution. During the first quarter of 2009, the Company contributed its subsidiary Blue Valley Building Corp. to the Bank, which resulted in $8.3 million in additional capital at the Bank.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2009 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	3.27%	(5.17)%
Base Rate Scenario	—	—
200 basis point decline	(.87)%	(2.65)%
The above table indicates that, at September 30, 2009, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking accounts. The increase in interest-bearing demand deposit balances provides the

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
The above table also indicates that, at September 30, 2009, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a decrease in the economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.

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
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
The Board of Directors of Blue Valley Ban Corp and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement is a result of the recent examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. Progress on these items has been made since the recent completion of the examination and management and the Board are committed to resolving all of the items addressed by the regulators in the agreement. The Board of Directors believes the enhanced procedures contemplated by the agreement will be beneficial to the Bank’s future operations and success.
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

Blue Valley Ban Corp.
Date: November 6, 2009	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial [and Accounting] Officer)