Form 10-K
period 2009-12-31
BLUE VALLEY BAN CORP
filed 2010-03-23
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities, $8.00 par value, of BVBC Capital
Trust I (None of which are currently outstanding)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act            Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of January 31, 2010 1,725,556 shares of the Registrant’s common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2009 closing price of the stock, was approximately $14.1 million. As of January 31, 2010 the registrant had 2,817,650 shares of Common Stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Part III – Proxy Statement for the 2010 Annual Meeting of Stockholders

BLUE VALLEY BAN CORP.
FORM 10-K INDEX

Part I

Item 1:	Business
The Company and Subsidiaries
     As used in this Form 10-K, unless we specify otherwise, “we,” “us,” “our,” “Company,” and “Blue Valley” refers to Blue Valley Ban Corp., a Kansas corporation.
     Blue Valley Ban Corp. is a bank holding company organized in 1989. The Company’s primary wholly-owned subsidiary, Bank of Blue Valley (the “Bank”), was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a demographically attractive area within the Kansas City, Missouri — Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of the Company has been to take advantage of the anticipated growth in the market area as well as to serve the needs of small and mid-sized commercial borrowers — customers that we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically.
     We have experienced significant internal growth since our inception. As of December 31, 2009, we had six locations in Johnson County, Kansas, including our main office which includes a lobby banking center, a mortgage and operations office in Overland Park, and full-service offices in Leawood, Lenexa, Olathe and Shawnee, Kansas.
     Our lending activities are focused on commercial, commercial real estate and construction lending. However, the Company strives to identify, develop and maintain diversified lines of business which provide acceptable risk-adjusted returns. The Company also provides home equity, residential real estate, lease financing, and consumer lending.
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
     In addition to the Bank, as of December 31, 2009, the Company had two wholly-owned subsidiaries: BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures. At December 31, 2008, the Company owned 100% of Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, mortgage and operations facility and the Leawood banking center. As of March 31, 2009, the Company contributed 100% of the outstanding shares of Blue Valley Building Corp. to the Bank.
     The Company had a 49% ownership in Homeland Title, LLC through March 2009, at which time the Company terminated its ownership interest in Homeland Title, LLC. Homeland Title, LLC was established in June 2005 and provided title and settlement services. This entity is no longer in operation.
     Our principal executive offices are located at 11935 Riley, Overland Park, Kansas 66225-6128, and our telephone number is (913) 338-1000.
     Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.

Our Market Area
     We operate primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA. Specifically, our trade area consists of Johnson County, Kansas. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics makes us competitive in the Kansas City MSA.
     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County’s population growth rate ranks in the top 8.78% of counties nationally, and its per capita income ranks in the top 1.23% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2009, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $15.0 billion, which represented 25.93% of total deposits in the state of Kansas and 36.76% of total deposits in the Kansas City MSA.
     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas facility is located approximately eight miles southwest of our main office and opened in 1994. The Shawnee, Kansas banking facility is approximately 17 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 and in the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced in that facility. The Leawood, Kansas banking facility is approximately four miles southeast of our headquarters location. We entered into the Leawood market in 2002 and in the second quarter of 2004, construction of our freestanding banking facility in Leawood was completed and operations commenced in that facility. During 2003 we acquired an office building in Overland Park, Kansas approximately one mile northwest of our headquarters location. At this location, we consolidated our mortgage operations, bank operations, and opened a banking facility. The banking facility was subsequently closed and consolidated into the main bank in November 2008. The Lenexa, Kansas banking facility is approximately seven miles northwest of our headquarters location. The Lenexa facility was opened in February 2007 when we acquired Unison Bancorp, Inc., and its subsidiary, Western National Bank. We made this acquisition to continue our expansion in Johnson County and to establish our first presence in the Lenexa market.
Lending Activities
     Overview. Our principal loan categories include commercial, commercial real estate, and construction loans. We also offer a variety of home equity, residential real estate, lease financing and consumer loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2009, our loans represented approximately 71.59% of our total assets, our legal lending limit to any one borrower was $24.8 million, and our largest single borrower as of that date had outstanding loans of $14.6 million.
     The ability of financial institutions, including us, to originate loans has been substantially reduced or restricted under current economic conditions. However, we have been successful in maintaining our loan portfolio because of the commitment of our staff. Our staff has significant experience in lending and has been successful in offering our products to both potential and existing customers. We believe that we have been successful in maintaining our customers because of our staff’s attentiveness to the financial needs of our customers and the development of professional relationships with our customers. We strive to become a strategic business partner with our customers, not just a source of funds.
     The Bank conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.5 million, all real estate credits in excess of $2.5 million, and unsecured loans in excess of $300,000. The Bank’s policies delegate lending authority up to these amounts to an internal loan discount committee comprised of the Bank’s President and two senior loan management officers. Our management information systems and lending administration policies and procedures are designed to monitor lending activities sufficiently to mitigate the risk of noncompliance with the loan policies. The following table shows the composition of our loan portfolio at December 31, 2009.

LOAN PORTFOLIO

	As of December 31, 2009
	Amount	Percent
	(In thousands)
Commercial	$142,528	25.72%
Commercial real estate	167,581	30.24
Construction	113,077	20.41
Home equity	66,586	12.02
Residential real estate	45,014	8.12
Lease financing	11,259	2.03
Consumer	8,066	1.46

Total loans and leases	554,111	100.00%
Less allowance for loan losses	20,000

Loans receivable, net	$534,111

     Commercial loans. As of December 31, 2009, approximately $142.5 million, or 25.72%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. We have expanded this portfolio over the years through the addition of commercial lending staff, their business development efforts, our reputation and the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank, in 2007. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.
     The Bank’s commercial lending activities traditionally have been directed to small and medium-sized companies in or near Johnson County, Kansas, with annual sales generally between $100,000 and $20 million. The Bank’s commercial customers are largely firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas. The Bank’s commercial loans are generally secured by real estate, accounts receivable, inventory and equipment, and the Bank may seek to obtain personal guarantees for its commercial loans. The Bank underwrites its commercial loans on the basis of the borrowers’ cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.
     Approximately $5.6 million, or 3.91%, of our commercial loans are Small Business Administration (SBA) loans, of which $4.0 million of these loans are government guaranteed. The SBA guarantees the repayment in the event of a default of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the Federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum loan amount of $2.0 million to any one borrower. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.
     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.
     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, hotels and churches. As of December 31, 2009, approximately $167.6 million, or 30.24%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.
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
     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family and multi-family properties, land development, and commercial buildings, such as retail and office buildings. As of December 31, 2009, approximately $113.1 million, or 20.41%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. The Bank’s experience and reputation in this area have grown, thereby enabling the Bank to focus on relationships with a smaller number of larger builders and increasing the total value of the Bank’s real estate construction portfolio. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based on several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market with respect to the subdivision and surrounding area, which the bank receives from a third party reporting entity. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank has an existing relationship. Such loans are made on the basis of the individual’s financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing. During 2009, the Bank experienced a decline in construction loans originated, specifically in residential real estate construction and land development, as a result of the continued decline in the real estate industry and the continued slow down in new housing construction.
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
     Home equity loans. As of December 31, 2009, our home equity loans totaled $66.6 million, or 12.02%, of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate. Home equity loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. The Bank attempts to mitigate these risks by carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and understanding and documenting the value of the collateral.
     Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2009, $45.0 million, or 8.12%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 3 to 7 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.
     In addition, we also originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2009, we originated approximately $196.4 million of residential mortgage loans, and we sold approximately $195.7 million in the secondary market. We originate conventional first mortgage loans through referrals from real estate brokers, builders, developers, prior customers and media advertising, as well as through our internet website. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and created a separate National Mortgage division. The timing of this expansion allowed us to establish this division in a relatively low-rate environment, and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through 2003. While the volume of mortgage originations and refinancing has declined since 2004, we continue to take advantage of the national presence established in previous years and originate residential mortgage loans through our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. To reduce interest rate risk on mortgage loans sold in the secondary market, we acquire forward commitments from investors.
     Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. The lender reviews the appraised value, debt service ratios, and gathers data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to increase current income and reduce the costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30 days following closing pursuant to commitments obtained at the time of origination. We sell conventional conforming loans and all loans that are non-conforming as to credit quality to secondary market investors for cash on a limited recourse basis. In our recent experience, we have not been asked to repurchase significant amounts of loans. Consequently, foreclosure losses on all sold loans are primarily the responsibility of the investor and not that of the Bank.
     As with other loans to individuals, the risks related to residential mortgage loans primarily include the value of the underlying property and the financial strength and employment stability of the borrower. We attempt to manage these risks by performing a pre-funding underwriting that consists of the verification of employment and utilizes a detailed checklist of loan qualification requirements, including the source and amount of down payments, bank accounts, existing debt and overall credit.
     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2009, our lease portfolio totaled $11.3 million, or 2.03%, of our total loan portfolio. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. We have provided lease financing in the past and will continue to do so for our customers. However, we do not expect to aggressively pursue lease financing unless the lessor maintains an ongoing relationship with the Bank through participation in other Bank product offerings. As a result of a reduction in force in our leasing department during 2008, we expect the lease portfolio to continue to decrease over time. Our leases are generally underwritten based upon several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.
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
     Consumer loans. As of December 31, 2009, our consumer loans totaled $8.1 million, or 1.46% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A portion of the Bank’s consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2009, approximately $1.6 million, or 19.99%, of the Bank’s consumer loan portfolio represented indirect automobile loans. The Bank’s loans made to individuals through this program generally represent loans to purchase new or late model automobiles. There are currently 17 dealerships participating in this program. The Bank’s consumer and other loans are underwritten based on the borrower’s income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.
     Consumer loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. In addition, some consumer loans are subject to the additional risk that the loan is not secured by collateral. For some of the loans that are secured, the underlying collateral may be rapidly depreciating and may not provide an adequate source of repayment if we are required to repossess the collateral. The Bank attempts to mitigate these risks by requiring a down payment and carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and with respect to indirect automobile loans, understanding and documenting the value of the collateral and the reputation of the originating dealership.
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
Deposit Services
     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Since 2001, the Bank has realized deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. During 2007, the Bank introduced the performance checking product. This interest-bearing demand product has proven to be an attractive product in our market area as it pays a higher rate than most checking accounts as long as the customer meets the requirements of at least 12 signature based debit card transactions and at least one direct deposit or ACH debit each statement cycle. The Bank realizes non-interest income from the signature based debit card transactions that, when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Bank. The Bank also offers a money market account which is a daily access account that bears a higher rate and allows for limited check-writing ability. This account pays a tiered rate of interest. We believe money market accounts are an additional source of funds for the Bank and provide us with the potential to cross-sell additional services to these account holders.
     Time deposits and savings accounts also provide a relatively stable customer base and source of funding. Because of the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also as compared to other alternative funding sources to determine the most advantageous source. In pricing deposit rates, management also considers profitability, the matching of term lengths with assets, the attractiveness to customers, and rates offered by our competitors. The Bank has joined the Certificate of Deposit Account Registry Service (“CDARS”) which effectively lets depositors receive Federal Deposit Insurance Corporation (FDIC) insurance on amounts of certificate of deposits larger than FDIC insurance coverage, which is currently $250,000 through December 31, 2013. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The Bank’s Funds Management policy allows for acceptance of brokered deposits, up to certain policy limits, which can be utilized to support the growth of the Bank. As of December 31, 2009, the Bank had $76.9 million in brokered deposits, of which $31.2 million represented customer funds placed into the CDARS program.

Investment Brokerage Services
     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Three individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2009, the amount of our fee income generated from investment brokerage services was $337,000.
Trust Services
     The Bank began offering trust services in 1996. Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial trust accounts. As of December 31, 2009, the Bank’s trust department administered 222 accounts, with assets under administration of approximately $121.4 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2009, the amount of our fee income from trust services was $432,000.
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
Trademarks
     As of December 31, 2009 the Bank had the following registered trademarks:

Bank of Blue Valley
DEPOSIT I.T.
INTERNETMORTGAGE.COM
Employees
     At December 31, 2009, the Bank had approximately 202 total employees, with 171 full-time employees. The Company and its other subsidiaries did not have any employees. None of the Bank’s employees are subject to a collective bargaining agreement. We consider the Bank’s relationship with its employees to be excellent.

Directors and Executive Officers of the Registrant
     For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2009, and their principal positions.

Name	Age	Positions
Directors
Robert D. Regnier	61	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank
Donald H. Alexander	71	Director of Blue Valley and the Bank
Michael J. Brown	53	Director of Blue Valley
Anne D. St. Peter	44	Director of Blue Valley
Robert D. Taylor	62	Director of Blue Valley and Chairman of the Audit Committee of Blue Valley
Additional Directors of the Bank
Harvey S. Bodker	74	Director of the Bank
Richard L. Bond	74	Director of the Bank
Suzanne E. Dotson	63	Director of the Bank
Charles H. Hunter	67	Director of the Bank
Executive Officers who are not Directors
Mark A. Fortino	43	Executive Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley
Bruce A. Easterly	50	Executive Vice President — Chief Lending Officer of the Bank
Bonnie M. McConnaughy	50	Senior Vice President — Operations of the Bank
Available Information
     Our website address is http://www.bankbv.com. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports can be obtained free of charge from our website. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities Exchange Commission (SEC). These reports are also available on the SEC’s website at http://www.sec.gov.
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
     Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. This legislation was principally designed to allow the U.S. Treasury Department (the “Treasury”) and other government agencies to take action to restore liquidity and stability to the U.S. financial system. This legislation authorized the Treasury through the Troubled Asset Relief Program (the “TARP”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities issued by financial institutions and their holding companies. The Treasury allocated $250 billion to the TARP Capital Purchase Plan program (the “CPP”). The CPP is designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. As part of the CPP, the Treasury purchased debt and equity securities from participating institutions. Qualified participants may sell an equity interest to the Treasury up to 3% of its risk-weighted assets. These equity instruments constitute Tier 1 Capital for eligible institutions. The Company’s Board of Directors approved the Company’s participation in the program, and the Company entered into a Securities Purchase Agreement — Standard Terms on December 5, 2008. Pursuant to the agreement, the Company issued and sold to the Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock, for a total cash price of $21.75 million. Under the terms of the CPP, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. For additional information, see the liquidity and capital resources section under Managements Discussion and Analysis of Financial Condition and Results of Operation.
     As part of the EESA, the FDIC’s insurance coverage for deposits increased to $250,000 effective through December 31, 2013. Further, the FDIC established the Temporary Liquidity Guarantee Program which is designed to encourage confidence and liquidity in the banking system. The program has two primary components, the Debt Guarantee Program and Transaction Account Guarantee Program. Eligible entities generally are participants unless they exercise an opt-out right in a timely manner.
     Under the Debt Guarantee Program, the FDIC guarantees certain senior unsecured debt of eligible banks, thrifts and certain holding companies issued on or after October 14, 2009 through June 30, 2009. The debt guarantee coverage limit is generally 125% of an eligible entity’s eligible debt as of September 30, 2008, with a nonrefundable fee of 75 basis points (annualized) for covered debt outstanding. The guarantee was originally effective through the earlier of the maturity date or on June 30, 2012. Under a four month extension of the program approved May 2009, participating entities that issued debt on or before April 1, 2009 were permitted to participate in the extended program without application to the FDIC and participating entities that had not issued such debt before April 1, 2009 could upon approval from the FDIC. As a result, all such participating entities were permitted to issue FDIC-guaranteed debt until October 31, 2009, which would be guaranteed through the earlier of mandatory conversion date, maturity date, or December 31, 2012. The FDIC has also established a limited six-month emergency facility. Under this facility, participating entities can apply to issue FDIC guaranteed senior unsecured debt during the period October 31, 2009 through April 30, 2010 to be guaranteed through December 31, 2012. For approved applicants, fees of at least 300 basis points would be assigned on case-by-case basis. The Company and the Bank opted to not participate in the Debit Guarantee Program.
     The Transaction Account Guarantee Program provides full coverage of non-interest bearing transaction accounts at participating insured depository institutions, regardless of the dollar amount. The Transaction Account Guarantee Program originally was effective through December 31, 2009. This program was extended through June 30, 2010 if opted by the participating entity. Financial institutions participating in the Transaction Account Guarantee Program were assessed a fee of ten basis points (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2009 and fees of 15 to 25 basis points (annualized) on the balance of each covered account in excess of $250,000 through June 30, 2010 depending on the risk category assigned to the institution. The Bank has opted to continue its participation in the Transaction Account Guarantee Program.
     USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law on October 26, 2001. This legislation enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA PATRIOT Act has significant implications for depository institutions involved in the transfer of money. Under the USA PATRIOT Act, a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts. Financial institutions must follow regulations adopted by the Treasury to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.
     Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies by permitting them to engage in activities, or affiliate with entities that engage in activities, that are “financial in nature.” Activities that the Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the U.S. Treasury Department, in cooperation with one another, determine what additional activities are “financial in nature.” With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.
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
     Sarbanes-Oxley Act. The Sarbanes-Oxley Act, signed into law in 2001, addresses issues related to corporate governance of publicly traded companies. Sarbanes-Oxley Act requires, among other items, certification of the quality of financial reporting by the Chief Executive Officer and Chief Financial Officer, enhanced and timely disclosure of financial reporting and it strengthens the rules regarding auditor and audit committee independence. Certain provisions of the Sarbanes-Oxley Act were effective immediately and others became effective or are in process of becoming effective through Securities and Exchange Commission rules. The Company was subject to all provisions during 2009 with the exception of the auditor’s attestation on internal control over financial reporting. The Company will be subject to this provision in 2010, unless the effective date is further extended. The Company anticipates continued future expenditures in order to comply with the provisions of the Sarbanes-Oxley Act.
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
     Bank holding companies may, however, engage in businesses found by the Federal Reserve to be “financial in nature,” as described above. Finally, subject to certain exceptions, the Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve’s implementing regulations, require Federal Reserve approval prior to any acquisition of “control” of a bank holding company, such as Blue Valley. In general, a person or company is presumed to have acquired control if it acquires 10% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.
     Source of Strength. The Federal Reserve expects Blue Valley to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. As of December 31, 2009, BVBC Capital Trust II and BVBC Capital Trust III are Blue Valley’s only active direct subsidiaries that are not banks.
     Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve’s capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total average assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders’ equity with adjustments for disallowed deferred tax assets). The leverage requirement consists of a minimum ratio of Tier 1 capital to total average assets of 4%.
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
     Dividends. The Federal Reserve has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of any dividends by the Company or Bank.
Under the terms of the Capital Purchase Plan, for so long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. At the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly payment on the preferred shares due to the Treasury on May 15, 2009, August 15, 2009, November 15, 2009 and February 15, 2010. Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has accrued for the dividends and has every intention to bring the obligation current as soon as permitted. For additional information, see the liquidity and capital resources section under Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Bank Regulations
     The Bank operates under a Kansas state bank charter and is subject to regulation by the Office of the State Bank Commissioner and the Federal Reserve Bank. The Office of the State Bank Commissioner and the Federal Reserve Bank regulate or monitor all areas of the Bank’s operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, information technology and employee responsibility and conduct. The Office of the State Bank Commissioner places limitations on activities of the Bank, including the issuance of capital notes or debentures and the holding of real estate and personal property, and requires the Bank to maintain a certain ratio of reserves against deposits. The Office of the State Bank Commissioner requires the Bank to file a report annually, in addition to any periodic report requested.
     The Board of Directors of Blue Valley Ban Corp. and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. Progress on these items has been made since the completion of the examination and management and the Board is committed to resolving all of the items addressed by the regulators in the agreement. The Board of Directors believes the enhanced procedures contemplated by the agreement will be beneficial to the Bank’s future operations and success.
     Deposit Insurance. The FDIC, through its Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable limits of the FDIC. In October 2008, as part of the Emergency Economic Stabilization Act, the FDIC’s insurance coverage for deposits temporarily increased from $100,000 to $250,000 through December 31, 2013. The FDIC bases deposit insurance premiums on each FDIC-insured institution based on the perceived risk each bank presents to its Deposit Insurance Fund. Each institution is assigned to one of the four risk categories based on its capital, supervisory ratings and other factors. Under the FDIC’s risk-based assessment rules effective April 1, 2009, assessment rates range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase three basis points effective January 1, 2011. In addition to deposit insurance premiums, institutions also pay an assessment based on insured deposits to service debt issued by the Financing Corporation (FICO assessment), a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. For the fourth quarter of fiscal year 2009, the annual rate for this assessment was 1.02 basis points for each $100 in domestic deposits. FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and the rate adjusted to 1.06 basis points for the first quarter 2010. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.
     The FDIC adopted the final rule on May 22, 2009 to impose a special assessment to rebuild the Deposit Insurance Fund and help maintain the public confidence in the banking system. The FDIC imposed a five basis point special assessment on each FDIC-insured depository institution’s assets less its Tier I capital as of June 30, 2009 (not to exceed 10 basis points of the institution’s assessment base for second quarter 2009), which was collected on September 30, 2009. The Bank recorded an expense of $364,000 for this special assessment as of June 30, 2009.
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
     Tier 1 capital generally consists of equity capital and non cumulative perpetual preferred stock, adjusted for such items as net unrealized gains (losses) on available-for-sale securities, disallowed deferred tax assets and disallowed servicing assets. Total risk-based capital consists of Tier 1 capital (as defined above) plus allowance and loan losses up to a maximum of 1.25% of risk-weighted assets and certain permanent and maturing capital instruments that do not qualify as Tier 1 capital.
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
     The federal banking regulators must take prompt corrective action with respect to capital deficient institutions. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:
•	Placing limits on asset growth and restrictions on activities, including the establishment of new branches;
•	Requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired;
•	Restricting transactions with affiliates;
•	Restricting the interest rate the institution may pay on deposits;
•	Requiring that senior executive officers or directors be dismissed;
•	Requiring the institution to divest subsidiaries;
•	Prohibiting the payment of principal or interest on subordinated debt; and
•	Appointing a receiver for the institution.
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
     As of December 31, 2009, the Bank had capital in excess of the regulatory requirements for a “well capitalized” institution.
     Federal Deposit Insurance Corporation Improvement Act. The Bank, having over $500 million in total assets, is subject to requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA 112). The primary purpose of FDICIA 112 is to provide a framework for early risk identification in financial management through an effective system of internal controls. Annual reporting requirements under FDICIA are as follows: (1) annual audited financial statements; (2) Management report stating management’s responsibility for preparing the institution’s annual financial statements, establishing and maintaining an adequate internal control structure and procedures for financial reporting and for complying with laws and regulations, and assessment by management of the institution’s compliance with such laws and regulations; and (3) For insured depository institutions with consolidated total assets over $1.0 billion or more, the independent public accountant who audits the institution’s financial statement’s shall examine, attest to, and report separately on the assertion of management concerning the effectiveness of the institution’s internal control structure and procedures for financial reporting.
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
     Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. For net transaction accounts in 2010, the first $10.7 million, up from $10.3 million in 2009, is exempt from reserve requirements. A three percent reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $55.2 million, up from $44.4 million in 2009. A ten percent reserve ratio is assessed on net transaction accounts in excess of $55.2 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.
     Other Regulations
     Interest and various other charges collected or contracted for by the Bank are subject to state usury laws and other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions. The Federal Truth in Lending Act governs disclosures of credit terms to consumer borrowers. The Home Mortgage Disclosure Act of 1975 requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. The Equal Credit Opportunity Act prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit. The Fair and Accurate Credit Transactions Act of 2003 governs the use and provision of information to credit reporting agencies. This act also requires financial institutions to establish reasonable procedures of identifying identity theft. The Fair Debt Collection Act governs the manner in which consumer debts may be collected by collection agencies. The various federal agencies charged with the responsibility of implementing these federal laws have adopted various rules and regulations. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from the use of ATMs and other electronic banking services.

Item 1A:	Risk Factors
     Making or continuing an investment in securities issued by Blue Valley Ban Corp. involves certain risk that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and they are not necessarily presented in order of significance. Additional risks and uncertainties also could adversely affect its business and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected and the market price of the Blue Valley Ban Corp. stock could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ from those expressed in any forward-looking statements.
Difficult market conditions have adversely affected the Company’s industry and may continue to affect the industry.
     We are particularly exposed to downturns in the U.S. real estate market. Dramatic declines over the past two years in the housing market, with falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, as a result of the concern regarding the stability of the financial markets and the strength of counterparties. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and could further negatively affect the Company’s financial results.
Our loan portfolio is concentrated in real estate lending, which has made and will make our loan portfolio more susceptible to credit losses in the current real estate market.
     In 2008 and continuing into 2009, the new home real estate market in our geographic market area declined. Our loan portfolio has a concentration in real estate construction, land development loans, and commercial real estate loans, most of which are located in our market area. We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate market and general economy. As a result, our non-performing assets and allowance for loan losses increased substantially during 2008 and 2009. If the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and may result in increased credit losses in these loans and additional loan foreclosures.
Current levels of market volatility.
     The capital and credit markets have been experiencing significant volatility and disruption over the last two years. In certain cases, this volatility has resulted in downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility and disruption continue or worsen, there can be no assurance that we will not experience an adverse effect on our ability to access capital, if needed or desired, and on our business, financial condition and results of operation.
Our future ability to raise capital may be limited.
     Our ability to raise capital in the current economic and regulatory environment may be limited. During fiscal year 2008, we completed a rights offering in which we sold $5.2 million worth of our common stock to certain existing stockholders at a price of $18 per share. In addition to the rights offering in 2008, we participated in the

U.S. Treasury’s CPP program. Through that program, Treasury purchased 21,750 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A. This raised $21.75 million in additional capital. Should it become necessary to raise capital, opportunities to do so will not be as readily identifiable, and will likely be on less favorable terms than those available in 2008.
Blue Valley and the Bank are subject to extensive governmental regulation.
     Blue Valley and the Bank are subject to extensive governmental regulation. Blue Valley, as a bank holding company, is regulated primarily by the Federal Reserve Bank. The Bank is a commercial bank chartered by the State of Kansas and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the State Banking Commissioner of Kansas (OSBC). These federal and state bank regulators have the ability, to place significant regulatory and operational restrictions upon Blue Valley and the Bank. Any such restrictions imposed by federal and state bank regulators could affect the profitability of Blue Valley and the Bank. Blue Valley and the Bank entered into an agreement in November 2009 with the Federal Reserve Bank of Kansas City. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practice and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares or stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have made progress on these items since completion of the examination and the Boards are committed to resolving all of the items address by the regulators in the agreement. If the Company and Bank are not able to comply with the agreement, they could be subject to further regulatory enforcement action.
If we are unable to pay our Preferred Shares dividend, the holder of the Preferred Shares may have additional rights.
     Under the Capital Purchase Plan, failure to pay the Preferred Shares dividend is not considered an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holder of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has deferred Preferred Share dividends due on May 15, 2009, August 15, 2009, November 15, 2009 and February 15, 2010. The Company has accrued for these dividends. At this time, the Company does not know when it will resume paying dividends.
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
     Our success is dependent to a significant extent upon the general economic conditions in the Kansas City MSA, including Johnson County, Kansas, and, in particular, the conditions for the small and medium-sized businesses that are the focus of our customer base. Further adverse changes in economic conditions in the Kansas City MSA, including Johnson County, Kansas, would impair our ability to collect loans, reduce our growth rate and have a negative effect on our overall financial condition. Adverse changes in the Kansas City MSA have already occurred and a continued downturn in the general economic conditions in the Kansas City MSA will continue to have an adverse effect on our overall financial condition.
The continued slowdown in real estate sales and a decrease in residential real estate values within our market areas have and may continue to affect our financial condition.
     Non-performing assets and our provision for loan losses and other real estate owned have increased as a result of the downturn in economic conditions in the real estate market, continued slow down in home sales, and decline in median home prices and newly constructed homes. The housing industry in the Midwest experienced a downturn during the last quarter of 2007 and continuing in 2009 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in over-supply of housing inventory and increased foreclosure rates. If these market conditions continue, or deteriorate further, or if these market conditions and slowing economy continue to negatively impact the commercial non-residential real estate market, our results of operations will continue to be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.
If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, it will adversely affect our financial condition and results of operations.
     Some borrowers may not repay loans that we make to them. This risk is inherent in the banking business. Like all financial institutions, the Company maintains an allowance for loan losses to absorb probable loan losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio credit quality, economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. However, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will be sufficient to cover our future loan losses. Loan losses in excess of our reserves would have an adverse effect on our financial condition and results of operations. The loan loss provision related to loans secured by real estate has increased. This increase is a result of the continued industry wide decline in the real estate market and general economy. If the trend is prolonged and losses continue to increase, our results of operations would continue to be negatively impacted by higher loan losses.
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
     We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Bruce A. Easterly, and Bonnie M. McConnaughy. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees; however, if employment was terminated, Mr. Fortino, Mr. Easterly, and Ms. McConnaughy would all lose unvested shares of Blue Valley Ban Corp. restricted stock awarded over the past three years as well as amounts awarded in their Long-Term Retention Bonus Pools. Mr. Regnier would lose unvested shares of Blue Valley Ban Corp. restricted stock awarded in 2009 as well as amounts awarded in his Long-Term Retention Bonus Pool. We carry a $1 million “key person” life insurance policy on the life of Mr. Regnier.
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
Continued losses could erode our capital levels.
     Our capital level at December 31, 2009 was above the “well” capitalized level under regulatory definitions. However, continued losses could cause our capital level to fall to a level that is below the “well” capitalized level under regulatory definitions. Failure to maintain well capitalized status could result in adverse regulatory actions against us, as well as jeopardize our ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan advances, or unsecured Federal funds credit lines, and could damage our reputation in our deposit markets, possibly resulting in deposit declines that could decrease our liquidity. Additional significant increases in our allowance for loan losses, significant write-downs of assets, or other operating losses would decrease our capital levels further.
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
Recent legislative and regulatory initiatives to address these difficult market and economic conditions my not stabilize the U.S. financial system.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA authorizes the U.S. Treasury Department through the Troubled Asset Relief Program (TARP) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities used by financial institutions and their holding companies. The

Treasury allocated $250 billion to the TARP Capital Purchase Plan Program. The program was designed to attract broad participation by healthy institutions, to stabilize the financial system and to increase lending for the benefit of the U.S. economy. As part of the Capital Purchase Plan, the U.S. Treasury purchased debit and equity securities from participating institutions. The Company became a participant in the Capital Purchase Program in December 2008.
     The EESA followed, and has been followed, by numerous actions by the Federal Reserve, Congress, U.S. Treasury, the Securities Exchange Commission and others to address the liquidity and credit crisis. These measures include, but are not limited to, the homeowner liquidity relief program which encourages loan restructuring and modification, action against short selling practices and the Temporary Liquidity Guarantee Program. There can be no assurance as to the actual impact these initiatives may have on the financial markets. The failure of these initiatives to help stabilize the financial markets and if the economy continues or worsens, our business, financial condition, results of operations, and market price of our common stock could be adversely impacted.

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

		Mortgage Indebtedness
		as of December 31,
Location	Year Occupied	2009	Occupancy
Overland Park Banking Center 11935 Riley			80%
Overland Park, Kansas *	1994	None	One sublease occupying 20%
Olathe Banking Center 1235 E. Santa Fe Olathe, Kansas **	2001	None	100%
Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, Kansas **	2001	None	100%
Mortgage and Operations Center 7900 College Boulevard Overland Park, Kansas *	2003	None	100%
Leawood Banking Center 13401 Mission Road			55%
Leawood, Kansas *	2004	None	Four subleases occupying 45%
Lenexa Banking Center 9500 Lackman Road Lenexa, Kansas **	2007	None	100%

*	The building is owned by Blue Valley Building Corp, a subsidiary of the Bank as of March 31, 2009.

**	The building is owned by the Bank.

Item 3:	Legal Proceedings
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
Market for Common Stock
     We are a reporting company under the Securities Exchange Act of 1934, as amended, as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board (OTCBB) since July 2002 under the symbol “BVBC.” As of January 31, 2010, there were approximately 314 stockholders of record of our common stock. The following table sets forth the high and low bid prices of the Company’s common stock since the first quarter of 2008 based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low
Fiscal Quarter
First	$25.00	$10.05	$34.00	$31.00
Second	12.00	7.50	34.00	26.00
Third	10.50	7.45	31.00	25.00
Fourth	10.50	9.30	25.00	15.00
Dividends
     Our board of directors declared cash dividends on our common stock as follows:

Declaration Date	Amount Per Share	Record Date	Pay Date
December 20, 2007	$0.36	December 31, 2007	January 31, 2008
     The Company did not declare or pay a dividend in 2009.
     The Company’s consolidated net income consists largely of the net income of the Bank, therefore, our ability to pay dividends on our common stock is subject to the receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and thus our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, as we elect to defer interest payments on our outstanding junior subordinated debentures and dividends on our Preferred Shares, we are prohibited from paying dividends on our common stock during such deferral. As a result of an agreement with the Federal Reserve Bank (for more information see Regulatory Matters section in Management’s Discussion and Analysis of Financial Condition and Results of Operations), prior regulatory approval is currently required prior to the payment of any dividends by the Company or the Bank. After that agreement is terminated, our Board of Directors anticipates the ability to declare future dividends, subject to limitations imposed by regulatory capital guidelines and approval, as permitted by the Company’s profitability and liquidity. The date for termination of that agreement is not known. In addition, the Company is subject to dividend limitations as part of the Capital Purchase Plan. As long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend. However, due to our lack of earnings and regulatory constraints the Company did not pay a cash dividend to our common stockholders in the fiscal years ended 2008 or 2009, nor do we know when we will resume paying cash dividends.

Item 6:	Selected Financial Data
     The following table presents our consolidated financial data as of and for the five years ended December 31, 2009, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K. The selected statements of financial condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2009, have been derived from our audited consolidated financial statements.

	As of and for the
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Selected Statement of Income Data
Interest income:
Interest and fees on loans	$33,996	$41,245	$47,194	$44,537	$37,492
Federal funds sold and other short-term investments	144	378	557	256	580
Available-for-sale securities	1,943	3,375	4,466	4,039	2,317

Total interest income	36,083	44,998	52,217	48,832	40,389

Interest expense:
Interest-bearing demand deposits	2,589	1,394	656	97	94
Savings and money market deposit accounts	490	2,402	6,362	4,356	3,861
Other time deposits	10,742	12,139	13,134	11,254	9,171
Funds borrowed	4,166	5,756	5,430	5,255	4,867

Total interest expense	17,987	21,691	25,582	20,962	17,993

Net interest income	18,096	23,307	26,635	27,870	22,396
Provision for loan losses	21,635	17,025	2,855	1,255	230

Net interest income (loss) after provision for loan losses	(3,539)	6,282	23,780	26,615	22,166

Non-interest income:
Loans held for sale fee income	2,785	2,136	3,160	5,046	7,408
Service fees	3,250	3,299	2,830	2,491	2,166
Realized gains on available-for-sale securities	346	702	105	—	—
Gain on settlement of litigation	—	1,000	—	—	—
Other income	1,875	1,275	1,105	1,344	1,727

Total non-interest income	8,256	8,412	7,200	8,881	11,301

Non-interest expense:
Salaries and employee benefits	12,272	12,500	13,570	14,737	15,986
Net occupancy expense	2,811	3,144	3,200	3,059	3,307
Goodwill impairment	—	4,821	—	—	—
Other operating expense	12,758	8,304	7,447	6,578	6,841

Total non-interest expense	27,841	28,769	24,217	24,374	26,134

Income (loss) before income taxes	(23,124)	(14,075)	6,763	11,122	7,333
Provision (benefit) for income taxes	(8,514)	(3,824)	2,275	4,199	2,764

Net income (loss)	$(14,610)	$(10,251)	$4,488	$6,923	$4,569

Per Share Data
Basic earnings	$(5.68)	$(4.20)	$1.86	$2.93	$1.95
Diluted earnings	(5.68)	(4.20)	1.84	2.88	1.91
Dividends	0.00	0.00	0.36	0.30	0.25
Book value basic (at end of period)	14.09	19.97	24.34	22.45	19.42
Weighted average common shares outstanding:
Basic	2,754,419	2,438,809	2,410,621	2,365,932	2,348,805
Diluted	2,762,603	2,460,045	2,438,203	2,407,802	2,388,531
Dividend payout ratio	0.00%	0.00%	19.35%	10.23%	12.82%

	As of and for the
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data (at end of period):
Total available-for-sale securities	$72,757	$68,681	$76,653	$87,009	$99,987
Total mortgage loans held for sale	8,752	8,157	10,978	21,805	13,906
Total loans	554,111	662,401	596,646	528,515	503,143
Total assets	773,967	815,700	736,213	692,219	689,589
Total deposits	590,110	600,868	536,370	535,864	529,341
Funds borrowed	118,208	135,129	134,942	96,577	104,394
Total stockholders’ equity	60,603	76,439	58,934	53,820	46,255
Trust assets under administration	121,418	112,688	104,167	104,445	93,988

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	2.42%	3.19%	3.95%	4.34%	3.50%
Non-interest income to average assets	1.01	1.07	0.99	1.29	1.63
Non-interest expense to average assets	3.42	3.67	3.34	3.54	3.77
Net overhead ratio (2)	2.40	2.59	2.35	2.25	2.14
Efficiency ratio (3)	105.65	90.70	71.57	66.32	77.56
Return on average assets (4)	(1.79)	(1.31)	0.62	1.00	0.66
Return on average equity (5)	(33.07)	(17.53)	7.88	13.81	10.44

Asset Quality Ratios:
Non-performing loans to total loans	6.30%	6.54%	4.22%	1.31%	0.87%
Allowance for possible loan losses to:
Total loans	3.61	1.87	1.51	1.16	1.33
Non-performing loans	57.33	28.54	35.65	88.16	153.27
Net charge-offs to average total loans	2.30	2.16	0.06	0.35	0.17
Non-performing loans to total assets	4.51	5.31	3.42	1.00	0.63

Balance Sheet Ratios:
Loans to deposits	93.90%	110.24%	111.24%	98.63%	95.05%
Average interest-earning assets to average
interest-bearing liabilities	114.05	115.18	117.84	119.12	116.78

Capital Ratios:
Total equity to total assets	7.83%	9.37%	8.01%	7.77%	6.71%
Total capital to risk-weighted assets ratio	12.54	13.82	11.53	12.47	12.04
Tier 1 capital to risk-weighted assets ratio	11.26	12.57	10.28	11.33	10.25
Tier 1 capital to average assets ratio	9.07	11.50	9.86	10.29	8.86
Average equity to average assets ratio	8.47	7.66	7.85	7.27	6.31

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.

(2)	Non-interest expense less non-interest income divided by average total assets.

(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average common equity.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our “Selected Consolidated Financial Data,” our consolidated financial statements and the accompanying notes, and the other financial data contained elsewhere in this report.
     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or the negative of these terms or other comparable terminology. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a continued deterioration of general economic conditions or the demand for housing in the Company’s market areas; deterioration in the demand for mortgage financing; legislative or regulatory changes; regulatory action; continued adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the Company’s non-payment on TARP funds or Trust Preferred Securities; the loss of key personnel; significant increases in competition; potential unfavorable results of litigation to which the Company may become a party, and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors. Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Critical Accounting Policies
     Please refer to Note 1 of our consolidated financial statements where we present a listing and discussion of our most significant accounting policies. After a review of these policies, we determined that accounting for the allowance for loan losses and income taxes are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates, underlying these policies. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.
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
As discussed in Notes 1 and 12 of the consolidated financial statements, the Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Deferred income taxes represent the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company regularly monitors taxing authorities for changes in laws and regulations and their interpretations of the judicial system.
Overview
     2009 was another challenging year for the financial services industry as the general economy continued to decline along with the continued industry wide decline in the real estate market. The Company experienced a net loss for 2009 due to a $21.6 million provision for loan losses recorded as a result of the Bank further refining the allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and a result of the weakened economic conditions. The net interest margin continued to narrow as the prime lending rate declined approximately 400 basis points during 2008, with 175 of the 400 basis point decline occurring in the fourth quarter of 2008. As market interest rates have declined, the interest rates on our variable rate assets have been reduced accordingly. In addition, new loans are being originated at lower rates commensurate with the decline in market rates. As a result of the decline in the general economic conditions, the Company has also experienced a decline in total loans due to lower loan origination volume and an increase in loan foreclosures which has resulted in lower interest income on loans. The increase in loan foreclosures has resulted in additional other operating expenses. Interest income on loans has also decreased as a result of a higher average balance of loans placed on non-accrual due to the decline in the general economic conditions. Despite a decline in the economy, we have maintained our deposit base, and excluding brokered time deposits of $76.9 million and $133.0 million in 2009 and 2008 respectively, we were able to increase our core deposits by 9.71%. This was the result of time deposit promotions during the year as well as new customer relationships established as a result of increased interest in our performance checking product. Both have allowed us the opportunity to cross sell products to new and existing customers.
     The Company experienced a net loss for 2009 of $14.6 million, a $4.3 million, or 42.52% increase from the $10.3 million net loss in 2008. Loss per share on a diluted basis was $5.68 for the year ended December 31, 2009, an increase of 35.24% compared to diluted loss per share of $4.20 for the previous year. The Company’s returns on average assets and average stockholders’ equity for 2009 were negative 1.79% and negative 33.07% compared to negative 1.31% and negative 17.53%, respectively, for 2008.
     Net interest income for 2009 was $18.1 million compared to $23.3 million earned during 2008. The decrease of $5.2 million, or 22.36%, was primarily due to a decrease in market rates earned on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. While the federal funds rate has remained unchanged during 2009, the Federal Reserve lowered the federal funds rate 400 basis points during 2008 and the interest on our variable rate assets were reduced accordingly.

Contributing to the decrease in net interest income was an increase in the average balance of non-accrual loans, as compared to the same period in the prior year, due to the decline in the credit quality of the loan portfolio. The decrease in interest income was partly offset by a decrease in interest expense. As market rates have declined, the rate paid on deposits have also declined. The current credit environment has made it difficult to anticipate the future of the Company’s net interest margin. If interest rates remain at current levels or continue to decline, the Company anticipates a negative impact to net interest income as a result of the repricing of assets and liabilities. The magnitude of this impact will be dependent on the Federal Reserve’s policy decisions and market movements.
     The provision for loan losses in 2009 was $21.6 million compared to $17.0 million in 2008, and $2.9 million in 2007. The increase in the provision was a result of the continued decline in the general economic conditions during 2009. As a result, management further refined its allowance for loan losses methodology in the first quarter of 2009 to reflect the weakened economic conditions. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis to assess reserve requirements. In addition, management refined the general reserves on performing loans to better reflect the impact of the weakened economic condition on the reserve requirement. Management charged down approximately $15.1 million in non-performing loans primarily related to the decline in the credit quality of the Bank’s real estate and construction portfolios and several commercial credit relationships. For the five years ended December 31, 2009, our average year-end ratio of non-performing loans to total loans was 3.85%. Our ratio of non-performing loans to total loans was 6.30% and 6.54% as of December 31, 2009 and 2008, respectively.
     Non-interest income decreased 1.85% to $8.3 million in 2009 from $8.4 million in 2008. The decrease in non-interest income was primarily a result of $1.0 million realized in 2008 as a result of a legal judgment. See Note 18 of the consolidated financial statements. Also, contributing to the decline in non-interest income was a decrease of $356,000 in realized gains on available-for-sale securities as a result of the Company selling $11.0 million in available-for-sale securities during first half of 2009 compared to $23.0 million in securities sold during the same period of 2008, as well as the market providing for slightly higher gains in 2008 as compared to 2009. The decline in non-interest income was partly offset by an increase in loans held for sale fee income by $649,000, or 30.38%. The increase was primarily attributed to an increase in loans held for sale fee income due to an increase in mortgage loans held for sale originations and refinancing experienced as a result of a decrease in market rates on mortgage loans during 2009. Other non-interest income increased $600,000, or 47.06%, as a result of gains realized on the sale of foreclosed assets held for sale and rental income received on foreclosed assets held for sale. Other non-interest income also increased as a result of the Company recording the net fair value of certain mortgage loan-related commitments which resulted in other income of $236,000.
     Non-interest expense decreased 3.23% to $27.8 million in 2009 from $28.8 million in 2008. The decrease in non-interest expense was primarily a result of the goodwill impairment recognized of $4.8 million during the fourth quarter of 2008. Other operating expenses increased $4.5 million, or 53.64%, as a result of an increase in expenses related to foreclosed assets held for sale due to an increase in the number of properties foreclosed on and held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $1.4 million provision for other real estate as a result of the continued decline in the real estate market and real estate values. Other operating expenses also increased as a result of the increase in the FDIC insurance premium rates effective April 1, 2009 and the FDIC imposing a five basis point special assessment on each FDIC-insured depository institution’s assets less Tier 1 capital as of June 30, 2009, in order to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The expense paid by the Company for the special assessment was $364,000.
     Total assets at December 31, 2009, were $774.0 million, a decrease of $41.7 million, or 5.12%, from $815.7 million at December 31, 2008. Deposits and stockholders’ equity at December 31, 2009 were $590.1 million and $60.6 million, compared with $600.9 million and $76.4 million at December 31, 2008, decreases of $10.8 million, or 1.79%, and $15.8 million, or 20.72%, respectively.
     Loans at December 31, 2009 totaled $554.1 million, a decrease of $108.3 million, or 16.35%, compared to December 31, 2008. The loan to deposit ratio at December 31, 2009 was 93.90% compared to 110.24% at December 31, 2008. Our funding philosophy for loans not held for sale is to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank’s capital base.
Net Interest Income
     A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent (FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets. The following discussion should be read along with analysis of the “Average Balances, Yields and Rates” table on page 31.
     Years ended December 31, 2009 and 2008. FTE net interest income for 2009 decreased to $18.1 million from $23.3 million in 2008, a $5.2 million, or 22.37%, decrease.
     FTE interest income for 2009 was $36.1 million, a decrease of $8.9 million, or 19.82%, from $45.0 million in 2008. This decrease was primarily a result of an overall decrease in yields on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased 133 basis points to 4.83% compared to 6.16% in 2008. This significant decrease resulted from the decrease in market interest rates as the Federal Reserve lowered the federal fund rate by 400 basis points in 2008, 175 of the 400 basis point decline occurred during the fourth quarter of 2008. Another factor contributing to the decrease was an increase in the average balance of non-accrual loans as compared to the same period in the prior year, due to a decline in the credit quality of the loan portfolio. The Company has experienced a decrease in the average balance of loans by $23.6 million, or 3.74%, as a result of several larger loan payoffs, an increase in loan foreclosures, and lower loan origination volume due to the current economic environment which has resulted in lower interest income on loans. Average available federal funds sold and other short-term investments increased $45.8 million, or 203.90%. The increase in average federal funds sold and other short-term investments was a result of a decline in the average balance of loans and a decrease in average available-for-sale securities of $9.4 million, or 13.51%, as $69.8 million in available-for-sale securities matured or were called as a result of the rate environment during the year. In addition, the Company sold $11.0 million in available-for-sale securities during the first quarter of 2009 to restructure the investment portfolio to better position the Company in the current rate environment. As our higher yielding available-for-sale securities are called or matured the securities available for investing have lower yields due to the current rate environment, thus resulting in lower interest income.
     Interest expense for 2009 was $18.0 million, a decrease of $3.7 million, or 17.08%, from $21.7 million in 2008. The decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on savings and money market deposits, time deposits, short-term debt and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.75% for the year ended December 31, 2009, compared to 3.42% in 2008, a decrease of 67 basis points. Total average interest-bearing liabilities increased $20.7 million, or 3.27%, to $654.7 million at December 31, 2009, compared to $634.0 million at December 31, 2008. The increase was attributed to increases in time deposits, which increased $51.0 million, or 17.79%. Average time deposits increased as a result of the time deposit promotions during the fourth quarter of 2008 and first and third quarters of 2009. The increase in average interest-bearing liabilities was partially offset by a decrease in average short-term debt by $22.7 million, or 49.44%. This decrease was primarily the result of the Company paying off its operating line of credit of $15.0 million in December 2008 and an overall decrease in repurchase agreement balances as customers have moved funds into the CDARS program. Average interest-bearing liabilities were also offset by a decrease in average long-term debt by $7.4 million as a result of the Company paying off $3.5 million in FHLB advances in October 2008, $2.3 million related to Blue Valley Ban Corp.’s term note in December 2008 and $5.3 million related to Blue Valley Building Corp. debt in June 2009.
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
     Interest expense for 2008 was $21.7 million, a decrease of $3.9 million, or 15.21%, from $25.6 million in 2007. The decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on savings and money market deposits, time deposits, and short- and long- term debt. The rate paid on our total average interest-bearing liabilities decreased to 3.42% in 2008 compared to 4.47% in 2007, a decrease of 105 basis points. Total average interest bearing liabilities increased $61.8 million, or 10.80%, during 2008 primarily due to increases in interest-bearing demand accounts, time deposits and long-term debt. The increase in average time deposits was a result of several time deposit promotions during the year and an increase in activity by our customers in the CDARS program. Average interest-bearing deposits increased as a result of an increase in the balances of our performance checking product which was introduced during 2007. The increase in long-term debt was a result of an increase in advances with Federal Home Loan Bank to provide additional funding for loan growth and the Company advancing funds on its operating line of credit to provide additional capital for the Bank. This operating line of credit was paid off on December 5, 2008, with proceeds from the Capital Purchase Plan.

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
AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short-term investments	$68,310	$144	0.21%	$22,478	$378	1.68%	$10,902	$557	5.11%
Available-for-sale securities — taxable	60,441	1,943	3.21	69,741	3,369	4.83	90,246	4,452	4.93
Available-for-sale securities — non-taxable (1)	—	—	—	141	9	6.38	312	21	6.66
Mortgage loans held for sale	9,875	477	4.83	6,157	340	5.52	9,589	609	6.35
Loans, net of unearned discount and fees (2)	608,080	33,519	5.51	631,673	40,905	6.48	563,224	46,585	8.27

Total earning assets	746,706	36,083	4.83	730,190	45,001	6.16	674,273	52,224	7.75

Cash and due from banks — non-interest bearing	36,257			20,611			17,728
Allowance for loan losses	(19,647)			(10,060)			(6,962)
Premises and equipment, net	18,270			18,337			19,072
Other assets	33,381			25,704			20,895

Total assets	$814,967			$784,782			$725,006

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$96,315	$2,589	2.69%	$52,776	$1,394	2.64%	$30,719	$656	2.14%
Savings and money market deposits	93,672	490	0.52	137,295	2,402	1.75	163,099	6,362	3.90
Time deposits	337,363	10,742	3.18	286,404	12,139	4.24	269,673	13,134	4.87

Total interest-bearing deposits	527,350	13,821	2.62	476,475	15,935	3.34	463,491	20,152	4.35

Short-term debt	23,261	58	0.25	46,008	943	2.05	33,610	1,319	3.93
Long-term debt	104,096	4,108	3.95	111,490	4,813	4.32	75,087	4,111	5.48

Total interest-bearing liabilities	654,707	17,987	2.75	633,973	21,691	3.42	572,188	25,582	4.47

Non-interest bearing deposits	86,744			86,811			91,151
Other liabilities	4,478			3,852			4,745
Stockholders’ equity	69,038			60,146			56,922

Total liabilities and stockholders’ equity	$814,967			$784,782			$725,006

FTE net interest income/spread		$18,096	2.08%		$23,310	2.74%		$26,642	3.28%

FTE net interest margin			2.42%			3.19%			3.95%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2009, 2008 and 2007, the tax equivalency adjustment amounted to $0, $3,000, and $7,000, respectively.

(2)	Includes average balances and income from loans on non-accrual status.

     Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.
CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

	Year Ended December 31,
	(In thousands)
	2009 Compared to 2008			2008 Compared to 2007
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change
Federal funds sold and other short-term investments	$(255)	$21	$(234)	$(374)	$195	$(179)
Available-for-sale securities — taxable	(1,128)	(298)	(1,426)	(93)	(990)	(1,083)
Available-for-sale securities — non-taxable (1)	—	(9)	(9)	(1)	(11)	(12)
Mortgage loans held for sale	(8)	145	137	(79)	(190)	(269)
Loans, net of unearned discount and fees	(6,088)	(1,298)	(7,386)	(10,112)	4,432	(5,680)

Total interest income	(7,479)	(1,439)	(8,918)	(10,659)	3,436	(7,223)

Interest-bearing demand accounts	26	1,169	1,195	155	583	738
Savings and money market deposits	(1,686)	(226)	(1,912)	(3,509)	(451)	(3,960)
Time deposits	(1,963)	566	(1,397)	(1,707)	712	(995)
Short-term debt	(828)	(57)	(885)	(630)	254	(376)
Long-term debt	(411)	(294)	(705)	(870)	1,572	702

Total interest expense	(4,862)	1,158	(3,704)	(6,561)	2,670	(3,891)

Net interest income	$(2,617)	$(2,597)	$(5,214)	$(4,098)	$766	$(3,332)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.
Provision for Loan Losses
     The Company makes provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is based upon the analysis of several factors, including general economic conditions, analysis of impaired loans, general reserve factors, changes in loan mix, and current and historical charge-offs by loan type. Historical charge off information currently utilized is based on three year weighted average of net charge offs by loan type with more weight given to more current data due to the current economic environment. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.

     During the year ended December 31, 2009, we provided $21.6 million for loan losses, as compared to $17.0 million for the year ended December 31, 2008, an increase of $4.6 million, or 27.08%. The significant provision for loan losses recorded during 2009 was a result of refining the Bank’s allowance for loan loss methodology to better reflect the inherent losses in our loan portfolio and a result of worsening economic conditions in the economy in which we operate. A portion of the provision relates to specific loans in our current portfolio, specifically in the commercial real estate, land development and real estate construction loans, and an increase in the general reserves on our performing loans to reflect the impact of the weakened economic conditions. The provision for loan losses attributed to refining the Bank’s allowance for loan loss methodology and increasing the general reserves was approximately $9.2 million. Economic conditions monitored include but are not limited to: Johnson County, KS unemployment rate; Johnson County, KS consumer confidence; foreclosure rates; vacancy property rates; stock market performance; inflation; and interest rates. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement and charged down a total of $15.1 million in non-performing loans during 2009. Of the $15.1 million charged down, 61% related to the real estate and construction market and 31% primarily to commercial loans (primarily two larger deteriorating commercial credits). Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the trend is more prolonged than management anticipates and losses continue to increase we could experience higher than anticipated loan losses in the future. Total impaired loans decreased 39.45% to $35.0 million at December 31, 2009, with a related reserve of $6.6 million, from $57.8 million at December 31, 2008, with a related reserve of $5.2 million. Net charge-offs of $14.0 million in 2009 were comparable to net charge-offs of $13.6 million in 2008.
     During 2008, our provision for loan losses increased due to a decline in the credit quality of the Bank’s real estate and construction portfolios, one deteriorating commercial credit relationship and an uncollected deposit overdraft with one commercial relationship. Management also recognized the impact of the industry wide decline in the real estate market and general economy. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis and charged down a total of $13.9 million in non-performing loans in 2008. Of the $13.9 million charged down, 47% related to real estate and construction market and the remaining related to commercial loans (in particular one deteriorating commercial credit relationship and an uncollected commercial deposit overdraft). During the year ended December 31, 2008, we provided $17.0 million for loan losses, as compared to $2.9 million for the year ended December 31, 2007, an increase of $14.1 million, or 496.32%.
     The allowance for loan losses as a percentage of loans was 3.61% at December 31, 2009, compared to 1.87% in 2008 and 1.51% in 2007. The increase in this percentage from December 31, 2008 was primarily due to an increase in the provision for loan losses as a result of the decline in the credit quality of the real estate and construction portfolios due to the industry wide decline in the real estate market and general economy and charge offs taken during the year.
Non-interest Income
     The following table describes the items of our non-interest income for the periods indicated:
NON-INTEREST INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Loans held for sale fee income	$2,785	$2,136	$3,160
NSF charges and service fees	1,472	1,641	1,418
Other service charges	1,778	1,658	1,412
Realized gains on available-for-sale securities	346	702	105
Gain on settlement of litigation	—	1,000	—
Other income	1,875	1,275	1,105

Total non-interest income	$8,256	$8,412	$7,200

     Non-interest income declined slightly from the prior year to $8.3 million for 2009 compared with $8.4 million for 2008, a decrease of 1.85%. In 2008, the Company realized $1.0 million as a result of legal judgement (see Note

18 in the Consolidated Financial Statements for additional information). Excluding the $1.0 million legal judgment recorded in 2008, the Company experienced an increase in non-interest income in 2009 of $844,000, or 11.39%, as compared to 2008. Loans held for sale fee income increased $649,000, or 30.38%, as compared to 2008. This increase was attributed to an increase in mortgage loans held for sale originations and refinancing experienced as a result of historically low mortgage rates offered on loans during 2009. The volume of closed residential mortgage loans increased to $196.4 million in 2009, from $136.8 million in 2008 and $185.8 million in 2007. This increase was offset by the adoption of the fair value option for financial assets and financial liabilities for mortgage loans held for sale, which resulted in a net realized loss on mortgage loans held for sale of $111,000 recorded in loans held for sale fee income during 2009. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels.
     Other changes reflected in non-interest income include a decrease in NSF charges and service fees by $169,000, or 10.30%. The decrease was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a slight increase in the earnings credit rate they receive on their accounts. Other service charge income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $120,000, or 7.24%. This increase was a result of income generated from signature based debit card transactions associated with our performance checking product. The number of performance checking accounts increased by approximately 1,700 accounts, or 34.71%, during 2009. The increase in other service charge income was partially offset by a decrease in fee income generated from our investment brokerage services due to the volatility in the market. Realized gains on available-for-sale securities decreased $356,000, or 50.71%, as compared to 2008 as a result of the Company selling $11.0 million in available-for-sale securities in 2009 compared to $23.0 million in securities sold during 2008, as well as the market providing slightly higher gains in 2008 as compared to 2009. The securities were sold during the first quarter of 2009 to restructure the investment portfolio for the current rate environment. Other income increased $600,000, or 47.06%, as compared to 2008. The increase was the result of gains realized on the sale of foreclosed assets held for sale and rental income received on foreclosed assets held for sale. In addition, the increase in other income was a result of the Company recording the net fair value of certain mortgage loan-related commitments which resulted in an increase in other income of $236,000. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.
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

Non-interest Expense
     The following table describes the items of our non-interest expense for the periods indicated.
NON-INTEREST EXPENSE

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Salaries and employee benefits	$12,272	$12,500	$13,570
Net occupancy expense	2,811	3,144	3,200
Goodwill impairment	—	4,821	—
Other operating expense	12,758	8,304	7,447

Total non-interest expenses	$27,841	$28,769	$24,217

     Non-interest expense decreased 3.23% to $27.8 million during 2009, compared to $28.8 million in the prior year primarily due to the goodwill impairment charge of $4.8 million recognized during the fourth quarter of 2008. Non-interest expense, excluding the goodwill impairment charge, increased $3.9 million, or 16.26% from 2008 to 2009. The increase in non-interest expense, excluding the goodwill impairment, was primarily attributed to an increase in other operating expenses of $4.5 million, or 53.64%. Other operating expenses have increased as a result of an increase in expenses related to foreclosed assets held for sale due to an increase in the number of properties foreclosed on and held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $1.4 million provision for other real estate as a result of the continued decline in the real estate market and real estate values. In addition, the increase was the result of an increase in the FDIC insurance premium rates effective April 1, 2009 and the FDIC special assessment imposed on each FDIC-insured depository institution in order to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The expense paid by the Company for the special assessment was $364,000.
     Other factors contributing to the change in non-interest expense include a decrease in salaries and employee benefits of $228,000, or 1.82%. The decrease was a result of the restructuring and reduction in force during 2008, offset by slightly higher commissions paid in 2009 on mortgage loans originated and sold in the secondary market as a result of increased volume. Net occupancy expense decreased $333,000, or 10.59%, as a result of the termination of a small loan production office lease in May 2008, lower repairs and maintenance expenses, and lower fixed asset purchases during 2009.
     Non-interest expense increased 18.80% to $28.8 million during 2008, compared to $24.2 million in 2007 primarily due to the goodwill impairment charge of $4.8 million recognized during the fourth quarter of 2008. The Company assesses at least annually its goodwill impairment. Based on guidelines contained in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which was subsequently incorporated into FASB Accounting Standards Codification in Topic 350, the Company recognized a goodwill impairment charge of $4.8 million. Management believes this impairment was attributable to the continued volatility throughout the financial services industry and the effect such volatility has had on market prices of financial services stocks, weakened economic conditions, decline in the credit quality of the real estate and construction portfolio, and the operating loss recorded by the Company in 2008.
     Non-interest expense, excluding goodwill impairment charge, decreased $269,000, or 1.11% from 2007 to 2008. The decrease in non-interest expense, excluding goodwill impairment, was primarily attributed to a decrease in salaries and employee benefits. Our salaries and employee benefits expense decreased $1.1 million, or 7.89%, to $12.5 million in 2008 from $13.6 million in 2007, mainly due to a decline in compensation costs as a result of our restructuring and reduction in staff during 2008. We had 185 full-time employees at December 31, 2008 compared to 214 full-time employees at December 31, 2007. In addition, the decrease in salaries and employee benefits was a result of the Company not accruing for a profit sharing contribution for 2008 as the Company did not meet expectations to provide for a contribution for the 2008 plan year. Net occupancy expense had a slight decrease of $56,000, or 1.75% from 2007 to 2008. These decreases were partially offset by an increase in other operating expenses by $857,000, or 11.51% primarily a result of an increase in expenses related to foreclosed assets held for sale. Expenses related to foreclosed assets held for sale include, insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale.
Income Taxes
     Our income tax benefit during 2009 was $8.5 million, compared to our income tax benefit of $3.8 million during 2008, and income tax expense of $2.3 million during 2007. The increase in benefit in 2009 reflects our net loss for the 2009 fiscal year. Our consolidated effective income tax rates of 37%, 27% and 34% for the three years ended December 31, 2009, 2008, and 2007, respectively, varies from the statutory rate principally due to the effects of state income taxes and the effect of the write off of goodwill in 2008.
Financial Condition
     Total assets for the Company at December 31, 2009 were $774.0 million, a decrease of $41.7 million, or 5.12%, compared to $815.7 million at December 31, 2008. Deposits were $590.1 million compared with $600.9 million at December 31, 2008, a decrease of $10.8 million, or 1.79%. Stockholders’ equity was $60.6 million at December 31, 2009 compared with $76.4 million at December 31, 2008, a decrease of $15.8 million, or 20.72%.
     Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments. As of December 31, 2009, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permit.
     Total investment securities at December 31, 2009 were $72.8 million, an increase of $4.1 million, or 5.93%, compared to $68.7 million at December 31, 2008. The increase was a result of the purchase of $85.7 million in available-for-sale securities to replace the $69.8 million of available-for-sale securities that were called or matured during 2009 as well as the sale of $11.0 million in available-for-sale securities during 2009 to restructure the investment portfolio for the current rate environment.
     The following table presents the composition of our available-for-sale investment portfolio by major category at the dates indicated.
INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2009	2008	2007
	(In thousands)
U.S. government sponsored agency securities	$72,163	$68,092	$75,953
State and political subdivisions	—	—	210
Equity and other securities	594	589	490

Total	$72,757	$68,681	$76,653

     The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2009. Yields are presented on a tax equivalent basis. Expected maturities could differ from contractual maturities due to unscheduled repayments.

MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

							More Than Ten		Total Investment
	One Year or Less		One to Five Years		Five to Ten Years		Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(In thousands)
Available-For-Sale
U.S. government sponsored agency	$—	—%	$67,272	2.46%	$—	—%	$4,891	3.00%	$72,163	2.50%
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	594	3.86

Total available-for-sale	$—	—%	$67,272	2.46%	$—	—%	$4,891	3.00%	$72,757	2.51%

     Loans Held for Sale. Mortgage loans held for sale at December 31, 2009 totaled $8.8 million, an increase of $595,000, or 7.29%, compared to $8.2 million at December 31, 2008. As of April 1, 2009, the Company elected to carry loans held for sale at fair value. The volume of loans held for sale originated during 2009 increased due to historically low mortgage rates. The Company’s principal funding source for mortgage loans held for sale are our core deposits. Another source of funding available for the Bank are short-term and long-term advances from the Federal Home Loan Bank. Advance availability fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at December 31, 2009, approximately $8.8 million was available.
     Loans. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial, commercial real estate, and construction lending. We also offer home equity, residential real estate, lease financing, and consumer loans. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 55.96%, 51.83% and 48.57% of our total loans at December 31, 2009, 2008 and 2007, respectively.
     Loans were $554.1 million at December 31, 2009, a decrease of $108.3 million, or 16.35%, compared to December 31, 2008. Loans were $662.4 million at December 31, 2008, an increase of $65.8 million, or 11.02%, compared to December 31, 2007. The Bank experienced decreases in most loan categories during 2009. The decrease was attributable to several larger loans paying off, the foreclosure of approximately $32.2 million of other real estate properties and personal property during 2009, lower loan originations due to the current economic conditions and charge downs on non-performing loans which is discussed further under the Provision for Loan Losses section.
     The loan to deposit ratio decreased to 93.90%, compared to 110.24% at December 31, 2008, and 111.24% at December 31, 2007.

     The following table sets forth the composition of the Company’s loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$142,528	25.72%	$172,647	26.06%	$139,120	23.32%	$110,849	20.97%	$112,452	22.35%
Commercial real estate	167,581	30.24	170,697	25.77	150,655	25.25	126,952	24.02	114,562	22.77
Construction	113,077	20.41	182,933	27.62	188,229	31.55	171,709	32.49	139,662	27.76
Home equity	66,586	12.02	59,257	8.94	38,473	6.45	32,408	6.13	33,637	6.68
Residential real estate	45,014	8.12	43,695	6.60	37,511	6.29	34,988	6.63	39,371	7.83
Lease financing	11,259	2.03	18,927	2.86	19,724	3.30	18,512	3.50	18,238	3.62
Consumer	8,066	1.46	14,245	2.15	22,934	3.84	33,097	6.26	45,221	8.99

Total loans and leases	554,111	100.00%	662,401	100.00%	596,646	100.00%	528,515	100.00%	503,143	100.00%

Less allowance for loan losses	20,000		12,368		8,982		6,106		6,704

Loans, net	$534,111		$650,033		$587,664		$522,409		$496,439

     Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 25% of Tier 1 Capital and concentrations in excess of 10% of total loans. At December 31, 2009, 2008 and 2007, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $113.1 million, or 20.41%, of total loans, as of December 31, 2009. Of the $113.1 million, approximately $54.2 million were for new single and multi-family housing construction and $24.7 million were for land subdivisions. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. However, new loan origination volume in this industry has slowed as a result of the decline in the real estate and construction industry. The Bank’s lending limit under federal law to any one borrower was $24.8 million at December 31, 2009. The Bank’s largest single borrower, net of participations, at December 31, 2009 had outstanding loans of $14.6 million.
     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2009, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2009 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.
MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES

	As of December 31, 2009
					More than One Year
	Less than	One to	Over five
	one year	five years	years	Total	Fixed	Variable
	(In thousands)
Commercial	$89,350	$48,081	$5,097	$142,528	$18,770	$34,408
Commercial Real Estate	56,399	107,830	3,352	167,581	77,606	33,576
Construction	88,834	21,045	3,198	113,077	13,272	10,971

Non-performing Assets
     Non-performing assets consist primarily of loans past due 90 days or more, non-accrual loans and foreclosed real estate. Generally loans are placed on non-accrual status at 90 days past due and interest accrued to date is considered a loss, unless the loan is well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is generally accounted for on a cost recovery basis, meaning interest is not recognized until the past due balance has been collected. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     The following table sets forth our non-performing assets as of the dates indicated:
NON-PERFORMING ASSETS

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$680	$802	$781
Non-accrual	1,327	2,143	60	381	769
Commercial real estate loans:
Past due 90 days or more	—	—	—	4,951	598
Non-accrual	13,267	1,951	512	—	—
Construction loans:
Past due 90 days or more	—	—	10,699	—	585
Non-accrual	11,205	32,110	10,115	136	452
Home equity loans:
Past due 90 days or more	—	—	637	—	—
Non-accrual	344	488	—	—	—
Residential real estate loans:
Past due 90 days or more	—	—	1,194	—	—
Non-accrual	8,404	6,129	189	410	1,016
Lease financing:
Past due 90 days or more	—	—	11	186	5
Non-accrual	335	475	1,084	—	119
Consumer loans:
Past due 90 days or more	—	—	13	13	49
Non-accrual	6	36	—	47	—
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—	—	—
Non-accrual	—	—	—	—	—

Total non-performing loans	34,888	43,332	25,194	6,926	4,374

Foreclosed assets held for sale	19,434	4,783	2,523	717	711

Total non-performing assets	$54,322	$48,115	$27,717	$7,643	$5,085

Total non-performing loans to total loans	6.30%	6.54%	4.22%	1.31%	0.87%
Total non-performing loans to total assets	4.51	5.31	3.42	1.00	0.63
Allowance for loan losses to non-performing loans	57.33	28.54	35.65	88.16	153.27
Non-performing assets to loans and foreclosed assets held for sale	9.47	7.21	4.63	1.44	1.01
     Non-performing assets. Non-performing assets increased to $54.3 million at December 31, 2009 from $48.1 million at December 31, 2008. The increase was due to the addition of $11.3 million non-performing loans in the commercial real estate portfolio, primarily two larger commercial real estate non owner occupied relationships totaling $7.4 million and one commercial real estate owner occupied relationship totaling $3.3 million. The increase in residential real estate of $2.3 million was primarily the result of two single family builder portfolios. These increases in non-performing loans were offset by $20.9 million, or 60.10%, decrease in construction loans as a result of foreclosures on several builder portfolios during 2009 and payoff of a $4.0 million construction loan during the first quarter of 2009. Thirteen borrowing relationships make up approximately $26.9 million, or 77%, of the non-performing loans for which management is aggressively pursuing collection. The increase in non-performing assets was a result of the industry wide decline in the real estate market and the general economy. If the trend continues, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.
     For the five years ended December 31, 2009, our average year-end ratio of non-performing loans to total loans was 3.85%. As of December 31, 2009, our ratio of non-performing loans to total loans was 6.30%, which was above our historical averages primarily due to the decline in the real estate market and its impact on our real estate and construction loan portfolio and the overall decline in the general economy. As of December 31, 2009, our ratio of allowance for loan losses to non-performing loans was 57.33%, compared to 28.54% at December 31, 2008. This increase was a result of the overall increase in reserve for loan losses over the prior year. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to continue to vigorously pursue collection of all charged-off loans.
     The following table sets forth the amount of gross interest income that would have been recorded had the non-accrual loans in the Non-Performing Asset table on page 39 been current and accruing during the period and the amount of interest income on the non-performing loans included in net income for the year ended December 31, 2009.

Year Ended
December 31, 2009
(In thousands)
Gross interest income (since date of non-accrual) if the loans had been current and accruing interest	$1,536
Interest income reversed at time loan placed on non-accrual	739
Cash interest received during the period	212
     Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will not receive all scheduled payments of principal and interest due according to the contractual terms of the loan agreement. This includes loans that are delinquent 90 days or more, non-accrual loans, and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is reversed against interest income, at the time the loans are delinquent 90 days or when management believes that full collection of principal and interest under the original loan contract is unlikely to occur. Interest on non-accrual loans is generally accounted for on a cost recovery basis, meaning interest is not recognized until the full past due principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     Impaired loans totaled $35.0 million at December 31, 2009, $57.8 million at December 31, 2008, and $20.3 million at December 31, 2007, with related allowances for loan losses of $6.6 million, $5.2 million, and $2.6 million, respectively.
     Total interest income of $497,000, $5.4 million and $1.3 million was recognized on average impaired loans of $41.7 million, $36.7 million and $17.3 million for 2009, 2008 and 2007, respectively. Included in this total is cash basis interest income of $212,000, $927,000 and $49,000 recognized on non-accrual impaired loans during 2009, 2008 and 2007, respectively.
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
SUMMARY OF LOAN LOSS EXPERIENCE
AND RELATED INFORMATION

	As of and for the
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance at beginning of period	$12,368	$8,982	$6,106	$6,704	$7,333

Loans charged-off:
Commercial loans	4,713	6,603	215	1,417	949
Commercial real estate loans	374	262	—	—	—
Construction loans	7,716	6,022	244	100	—
Home equity loans	653	127	—	8	16
Residential real estate loans	1,480	424	49	318	—
Lease financing	109	372	139	134	86
Consumer loans	58	112	16	83	77

Total loans charged-off	15,103	13,922	663	2,060	1,128
Recoveries:
Commercial loans	259	223	294	117	154
Commercial real estate loans	123	—	1	—	3
Construction loans	592	24	—	—	—
Home equity loans	31	—	—	—	—
Residential real estate loans	72	1	6	47	1
Lease financing	21	29	9	32	76
Consumer loans	2	6	14	11	35

Total recoveries	1,100	283	324	207	269

Net loans charged-off	14,003	13,639	339	1,853	859
Allowance of acquired company	—	—	360	—	—
Provision for loan losses	21,635	17,025	2,855	1,255	230

Balance at end of period	$20,000	$12,368	$8,982	$6,106	$6,704

Loans outstanding:
Average	$608,080	$631,673	$563,224	$525,471	$516,643
End of period	554,111	662,401	596,646	528,515	503,143
Ratio of allowance for loan losses to loans outstanding:
Average	3.29%	1.96%	1.59%	1.16%	1.30%
End of period	3.61	1.87	1.51	1.16	1.33
Ratio of net charge-offs to:
Average loans	2.30	2.16	0.06	0.35	0.17
End of period loans	2.53	2.06	0.06	0.35	0.17

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
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2009		2008		2007		2006		2005
	(In thousands)
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance
Commercial	$3,630	18.15%	$3,040	24.58%	$1,790	19.93%	$1,386	22.70%	$1,863	27.79%
Commercial real estate	7,253	36.27	2,507	20.27	1,597	17.78	1,674	27.42	1,441	21.49
Construction	5,929	29.65	4,695	37.96	4,188	46.63	1,920	31.44	1,776	26.51
Home equity	1,061	5.30	409	3.31	247	2.75	197	3.23	212	3.16
Residential real estate	1,737	8.68	1,201	9.71	377	4.20	402	6.58	536	7.99
Lease financing	238	1.19	449	3.63	664	7.39	355	5.81	582	8.68
Consumer	152	0.76	67	0.54	119	1.32	172	2.82	294	4.38

Total	$20,000	100.00%	$12,368	100.00%	$8,982	100.00%	$6,106	100.00%	$6,704	100.00%

     Deposits. Deposits are the primary funding source for the Company. Deposits decreased by $10.8 million, or 1.79%, to $590.1 million for the year ended December 31, 2009, compared to $600.9 million for the year ended December 31, 2008. The decline in deposits was attributed to a decrease in time deposits by $40.1 million, or 11.98%, as a result of $43.9 million in brokered time deposits maturing and not renewed during 2009. This decrease was offset by increases in demand deposits of $5.1 million, or 5.97%, and savings, NOW and money market deposits of $24.2 million, or 13.46%. The increase in savings, NOW and money market deposits was the result of our performance checking product, which increased $42.8 million, or 81.26%. The performance checking product has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH or direct deposit each statement cycle. The Bank realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Bank. The performance checking product has enabled us to focus more on transaction based deposits that develop stronger customer relationships with the Bank versus time deposits that are principally rate driven. We believe this will yield a lower cost funding base over time and positively impact the value of our franchise. We have traditionally offered market-competitive rates on our deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. In addition, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our Board of Directors.

     The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:
DEPOSITS

	Year Ended December 31,
	2009			2008			2007
	(In thousands)
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		Of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Demand	$91,158	15.45%	—%	$86,020	14.32%	—%	$87,927	16.39%	—%
Savings	8,947	1.52	0.25	8,030	1.34	0.44	8,384	1.57	0.49
Interest-bearing demand	117,519	19.91	2.69	72,699	12.10	2.64	35,983	6.71	2.14
Money Market	77,779	13.18	0.55	99,282	16.52	1.83	153,619	28.64	4.09
Time Deposits	294,707	49.94	3.18	334,837	55.72	4.24	250,457	46.69	4.87

Total deposits	$590,110	100.00%		$600,868	100.00%		$536,370	100.00%

     The following table sets forth the amount of our time deposits that are $100,000 and greater by time remaining until maturity as of December 31, 2009:
AMOUNTS AND MATURITIES OF
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2009
		Weighted
		Average
	Amount	Rate Paid
	(In thousands)
Three months or less	$20,925	2.39%
Over three months through six months	12,640	1.69
Over six months through twelve months	55,805	3.09
Over twelve months	18,048	3.40

Total	$107,418	2.84%

Liquidity and Capital Resources
     Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 69.76% of our total deposits at December 31, 2009, and 62.06% and 72.36% of total deposits at December 31, 2008 and 2007, respectively. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 74.11% at December 31, 2009, and 68.18% and 73.97% at December 31, 2008 and 2007, respectively. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs.

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount of 0.2% of our total assets as of December 31 of the preceding calendar year to meet the asset based stock requirement and 5.00% of our total outstanding FHLBank advances to meet the activity-based stock requirement. The Bank is currently in compliance with this requirement, with a $4.3 million investment in stock of the FHLBank of Topeka as of December 31, 2009. The Bank had $82.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2009 and 2008. If needed, FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability. At December 31, 2009, approximately $8.8 million was available but unused as the Bank was operating with cash and cash equivalents of approximately $97.0 million.
     In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 10 of the Consolidated Financial Statements). On September 30, 2008, the Bank established a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at December 31, 2009 was $36.3 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
     The Company also uses the brokered market as a source of liquidity. As of December 31, 2009, the Bank had approximately $76.9 million in brokered deposits, as compared to $133.0 million at December 31, 2008. The decrease in brokered deposits during 2009 was a result of brokered deposits maturing and not renewed during 2009. The Bank has worked on replacing brokered funds with core deposits through time deposit promotions and generating increased interest in our performance checking product. In addition, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The FDIC insurance coverage will remain at $250,000 until December 31, 2013. Of the $76.9 million in brokered deposits, $31.2 million represented customer funds placed into the CDARS program. CDARS has enabled us to maintain our customer relationships as well as provide funding for the Company to maintain its liquidity position.
     As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of any dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividends payments. The Company has also agreed at the request of the Federal Reserve Bank, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company deferred the payment of interest related to trust preferred securities of BVBC Capital Trust III due on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and the payment of interest related to trust preferred securities of BVBC Capital Trust II due on April 24, 2009, July 24, 2009, August 24, 2009, November 24, 2009, and January 24, 2010. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009, August 15, 2009, November 15, 2009 and February 15, 2010. The Company has accrued for the interest and dividends and has every intention to bring the obligation current as soon as permitted. As some point in the future, there are other ancillary expenses related to legal and accounting fees which could be impaired without the ability of the Bank to dividend up to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.

     The following table sets forth a summary of our short-term debt during and as of the end of each period indicated.
SHORT-TERM DEBT

		Average		Weighted
	Amount	amount	Maximum	average	Weighted
	outstanding	outstanding	Outstanding	interest rate	Average
	at	during the	At any	during the	interest rate
	period end	period (1)	Month end	period	at period end
		(In thousands)
At or for the year ended December 31, 2009:
Federal Home Loan Bank borrowings	$—	$8	$—	0.43%	—%
Federal Funds purchased	—	8	—	1.20	—
Federal Reserve Bank line of credit	—	11	—	0.50	—
Repurchase agreements and other interest bearing liabilities	16,120	23,235	25,955	0.25	0.24

Total	$16,120	$23,262		0.25	0.24

At or for the year ended December 31, 2008:
Federal Home Loan Bank borrowings	$—	$1,730	$4,000	3.16%	—%
Federal Funds purchased	—	5	—	1.97	—
JP Morgan Chase operating line of credit	—	10,385	15,000	4.94	—
Federal Reserve Bank line of credit	—	4	—	1.40	—
Repurchase agreements and other interest bearing liabilities	27,545	33,884	41,708	1.11	0.31

Total	$27,545	$46,008		2.05	0.31

At or for the year ended December 31, 2007:
Federal Home Loan Bank borrowings	$25,000	$2,701	$25,000	5.10%	4.67%
Federal Funds purchased	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	29,036	30,909	37,569	3.83	2.89

Total	$54,036	$33,610		3.93	3.71

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
     Capital Resources. At December 31, 2009, our total stockholders’ equity was $60.6 million, and our equity to asset ratio was 7.83%. At December 31, 2008, our total stockholders’ equity was $76.4 million, and our equity to asset ratio was 9.37%.
     The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2009, our Tier 1 capital ratio was 11.26%, while our total risk-based capital ratio was 12.54%, both of which exceed the capital minimums established in the risk-based capital requirements.

     Our risk-based capital ratios at December 31, 2009, 2008 and 2007 are presented below.
RISK-BASED CAPITAL

	December 31,
	2009	2008	2007
	(In thousands)
Tier 1 capital
Stockholders’ equity	$60,603	$76,439	$58,934
Intangible assets	(607)	(826)	(5,942)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	(106)	(657)	(600)
Disallowed deferred tax asset	(8,435)	—	—
Trust preferred securities (1)	19,000	19,000	19,000

Total Tier 1 capital	70,455	93,956	71,392

Tier 2 capital
Qualifying allowance for loan losses	7,969	9,381	8,683
Trust preferred securities (1)	—	—	—

Total Tier 2 capital	7,969	9,381	8,683

Total risk-based capital	$78,424	$103,337	$80,075

Risk weighted assets	$625,475	$747,504	694,318

Ratios at end of period
Total capital to risk-weighted assets ratio	12.54%	13.82%	11.53%
Tier 1 capital to average assets ratio (leverage ratio)	9.07%	11.50%	9.86%
Tier 1 capital to risk-weighted assets ratio	11.26%	12.57%	10.28%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to average assets ratio (leverage ratio)	4.00%	4.00%	4.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%

(1)	Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). All of the trust preferred securities balance of $19.0 million have been included as Tier 1 capital as of December 31, 2009, 2008 and 2007.
     The majority of the increase in capital during 2008 was a result of the Company’s participation in the U.S. Treasury’s Capital Purchase Plan. On December 5, 2008, the Company issued and sold to the United States Department of Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21.75 million. The Transaction occurred pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Plan which is designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes a Securities Purchase Agreement-Standard Terms. The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:

•	The Preferred Shares have a senior rank. The Company is not free to issue other preferred stock that is senior to the Preferred Shares.
•	Until the third anniversary of the sale of the Preferred Shares, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, the Company may not declare or pay a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.
•	If the Company were to pay a cash dividend in the future, any such dividend would have to be discontinued if a Preferred Share dividend were missed. Thereafter, dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to the Company’s ability to repurchase common stock if Preferred Share dividends are missed.
•	Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears.
•	In conformity with requirements of the Securities Purchase Agreement-Standard Terms and Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company and its subsidiary, Bank of Blue Valley, and each of its senior executive officers agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to the senior executive officers during the period that the Treasury owns any debt or equity securities acquired in connection with the Transaction. The applicable senior executive officers have entered into letter agreements with the Company consenting to the foregoing and have executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to such senior executive officer’s compensation or benefits that are required to comply with Section 111(b) of EESA.
     The Warrant is exercisable immediately and expires in ten years. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. The number of common shares covered by the Warrant could have been reduced by up to one-half if the Company completed an equity offering meeting certain requirements by December 31, 2009. If the Preferred Shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time.
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

Contractual Obligations
     Our known contractual obligations outstanding as of December 31, 2009 are presented below.

	Payments due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
			(In thousands)
Time deposit obligations	$294,707	$221,132	$43,099	$18,332	$12,144
Short-term debt obligations	—	—	—	—	—
Long-term debt obligations	102,088	—	22,500	20,000	59,588

Total obligations	$396,795	$221,132	$65,599	$38,332	$71,732

Inflation
     The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. Additional discussion of the impact of interest rate changes is included in Item 7A: Qualitative and Quantitative Disclosure About Market Risk. In addition, we disclose the estimated fair value of our financial instruments in Note 21 to the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
     The Company enters into off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet arrangements generally are limited to commitments to extend credit, mortgage loans in the process of origination and forward commitments to sell those mortgage loans, letters of credit and lines of credit.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2009, the Company had outstanding commitments to originate loans aggregating approximately $22.7 million.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $4.1 million and mortgage loans held for sale amounted to $8.8 million at December 31, 2009. As a result, we had combined forward commitments to sell mortgage loans totaling approximately $12.9 million. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $5.3 million at December 31, 2009.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2009 unused lines of credit borrowings aggregated approximately $112.0 million.
Future Accounting Requirements
     On June 29, 2009, the FASB issued Accounting Standards Codification (ASC) 105-10 which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Accounting Standard Updates issued after the effective date of this update will not be considered authoritative in their own right. Instead, the Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification also changes the way that U.S. generally accepted accounting principles is referenced. ASC 105-10 is effective for interim and annual reporting periods after September 15, 2009. There is currently no material impact from the adoption of this update.
     On June 12, 2009, the FASB issued revisions to ASC 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate it will have a material impact on the Company’s consolidated financial statements.
     On June 12, 2009, the FASB issued revisions to ASC 805-20, ASC 810-10 which requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This statement requires the company to perform ongoing reassessments to determine if it must consolidate a variable interest entity. This statement requires disclosures about the company’s involvement with the variable interest entities and any significant changes in risk exposure due to that involvement, how the involvement affects the company’s financial statements, and significant judgments and assumptions made in determining whether it must consolidate the variable interest entity. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Regulatory Matters
     The Board of Directors of Blue Valley Ban Corp. and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. Progress on these items has been made since the completion of the examination and management and the Boards are committed to resolving all of the items addressed by the regulators in the agreement. The Board of Directors believes the enhanced procedures contemplated by the agreement will be beneficial to the Bank’s future operations and success.
Subsequent Events
Non-performing assets
     As of February 26, 2010, there are approximately $4.5 million in loans that are not identified on the non- performing assets table on page 39 which have either become 90 days past due and placed on non-accrual since December 31, 2009 or the Company has received additional information which indicates the Company may not receive contractual principal and interest on the loan and thus the loan has been placed on non-accrual status. Of the $4.5 million in loans placed on non accrual since December 31, 2009, one borrowing relationship represented 90.90% of the balance.

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
     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank’s net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2009 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	2.85%	(8.78)%
Base Rate Scenario	—	—
200 basis point decline	1.61%	(1.39)%
     The above table indicates that, at December 31, 2009, in the event of a sudden and sustained increase or decrease in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking products. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing or decreasing rate environment. The Company also has higher rate time deposits which reprice over the next 12 months. In addition, the Company has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration in a rising interest rate scenario is the impact of mortgage loan refinancing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in a rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
     The above table also indicates that, at December 31, 2009, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a lower economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in these interest rate scenarios. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. The estimated market value of investment securities could also rise as our portfolio contains higher yielding securities. However, the estimated market value increase in fixed rate loans and investment securities is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease due to fixed rate loans and investments with rates lower than market rates. These assets have likelihood to remain until maturity in this rate environment. However, the estimated market value decreases in fixed rate loans and investment securities if offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity.
     The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2009, based on the information and assumptions set forth below.

INTEREST-RATE SENSITIVITY ANALYSIS

	Expected Maturity or Repricing Date
	(In thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$25,011	$63,542	$88,553	$39,056	$89,879	$10,669	$228,157
Average Interest Rate	6.67%	6.90%	6.83%	7.23%	6.87%	6.50%	6.90%
Variable Rate Loans	302,850	10,271	313,121	19,824	1,761	—	334,706
Average Interest Rate	4.91%	4.50%	4.89%	5.53%	7.0%	—	4.94%
Fixed Rate Investments	—	—	—	7,066	60,206	4,891	72,163
Average Interest Rate	—	—	—	2.19%	2.50%	3.0%	2.50%
Variable Rate Investments	594	—	594	—	—	—	594
Average Interest Rate	3.86%	—	3.86%	—	—	—	3.86%
Interest Bearing Deposits	64,858	—	64,858	—	—	—	64,858
Average Interest Rate	0.04%	—	0.04%	—	—	—	.04%

Total interest-earning assets	$393,313	$73,813	$467,126	$65,946	$151,846	$15,560	$700,478

Interest-Bearing Liabilities:
Interest-bearing demand	$117,519	$—	$117,519	$—	$—	$—	$117,519
Average Interest Rate	2.30%	—	2.30%	—	—	—	2.30%
Savings and money market	86,726	—	86,726	—	—	—	86,726
Average Interest Rate	0.52%	—	0.52%	—	—	—	0.52%
Time deposits	56,990	164,166	221,156	32,700	28,721	12,130	294,707
Average Interest Rate	2.68%	3.20%	3.07%	3.18%	3.57%	3.57%	3.15%
Funds borrowed	103,208	5,000	108,208	—	10,000	—	118,208
Average Interest Rate	2.95%	4.08%	3.00%	—	3.71%	—	3.06%

Total interest-bearing liabilities	$364,443	$169,166	$533,609	$32,700	$38,721	$12,130	$617,160

Cumulative:
Rate sensitive assets (RSA)	$393,313	$467,126	$467,126	$533,072	$684,918	$700,478	$700,478
Rate sensitive liabilities (RSL)	364,443	533,609	533,609	566,309	605,030	617,160	617,160
GAP (GAP = RSA – RSL)	28,870	(66,483)	(66,483)	(33,237)	79,888	83,318	83,318
RSA/RSL	107.92%	87.54%	87.54%	94.13%	113.20%	113.50%
RSA/Total assets	50.82	60.35	60.35	68.88	88.49	90.50
RSL/Total assets	47.09	68.94	68.94	73.17	78.17	79.74
GAP/Total assets	3.73	(8.59)	(8.59)	(4.29)	10.32	10.77
GAP/RSA	7.34	(14.23)	(14.23)	(6.23)	11.66	11.89
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
     Disclosures about fair values of financial instruments, which reflect changes in market prices and rates, can be found in Note 21 to the consolidated financial statements included in this report.
Item 8: Financial Statements and Supplementary Data
     See index to Blue Valley Ban Corp. financial statements on page F-1.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     No items are reportable.

Item 9A: Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.
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
Management’s Report on Internal Control Over Financial Reporting:
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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

Part III
Item 10: Directors, Executive Officers and Corporate Governance
     Information regarding the Company’s directors and executive officers is included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is hereby incorporated by reference.
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
Item 11: Executive Compensation
     This information is included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 13: Certain Relationships, Related Transactions, and Director Independence
     The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies with which they are affiliated. As of December 31, 2009, the Bank had aggregate loans outstanding to such persons of approximately $22.4 million, which represented 36.94% of our stockholders’ equity of $60.6 million on that date. These loans:
•	were made in the ordinary course of business;
•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank; and
•	did not involve more than the normal risk of collectibility or present other unfavorable features.

     Information regarding Director Independence is included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is hereby incorporated by reference.
Item 14: Principal Accounting Fees and Services
     This information is included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is hereby incorporated by reference.
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

Date: March 23, 2010	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 23, 2010	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 23, 2010	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 23, 2010	By:	/s/ Donald H. Alexander
Donald H. Alexander, Director

Date: March 23, 2010	By:	/s/ Michael J. Brown
Michael J. Brown, Director

Date: March 23, 2010	By:	/s/ Anne D. St. Peter
Anne D. St. Peter, Director

Date: March 23, 2010	By:	/s/ Robert D. Taylor
Robert D. Taylor, Director

Exhibits
2.1	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006.*****

2.2	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007.*****

2.3	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007.*****

3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

3.3	Certificate of Designations dated December 3, 2008.******

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Agreement as to Expenses and Liabilities. *

4.4	Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Junior Subordinated Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

4.12	Warrant to purchase Common Stock dated December 5, 2008.******

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen’s Assurance Company of America, dated July 15, 1994. *

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen’s Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

Exhibits
10.6	Letter Agreement dated December 5, 2008, including Securities Purchase Agreement — Standard Terms, incorporated by reference herein, between Blue Valley Ban Corp. and the United States Department of Treasury.******

10.7	Amendment and Waiver by and among Bank of Blue Valley, Blue Valley Ban Corp. and its Senior Executive Officers.******

11.1	Statement regarding computation of per share earnings. Please see p. F-12.

21.1	Subsidiaries of Blue Valley Ban Corp.

23.3	Consent of BKD, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of the Principal Executive Officer pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

*	Filed with the SEC on April 10, 2000 as an Exhibit to Blue Valley’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

**	Filed with the SEC on March 19, 2004 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

***	Filed with the SEC on August 3, 2005 as an Exhibit to Blue Valley’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

****	Filed with the SEC on March 27, 2006 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*****	Filed with the SEC on March 29, 2007 as an Exhibit to Blue Valley’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

******	Filed with the SEC on December 8, 2008 as an Exhibit to Blue Valley’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

*******	Filed with the SEC on October 17, 2008 as an Exhibit to Blue Valley’s Quarterly Report on Form 10-Q. Exhibit incorporated herein by reference.

BLUE VALLEY BAN CORP.
DECEMBER 31, 2009, 2008 AND 2007
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas
     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Kansas City, Missouri
March 23, 2010

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands, except share data)

	2009	2008
ASSETS
Cash and due from banks	$32,126	$24,630
Interest bearing deposits in other financial institutions	64,858	343
Federal funds sold	—	20,000

Cash and cash equivalents	96,984	44,973

Available-for-sale securities	72,757	68,681
Mortgage loans held for sale, fair value at December 31, 2009 and lower of amortized cost or fair value at December 31, 2008	8,752	8,157

Loans, net of allowance for loan losses of $20,000 and $12,368 in 2009 and 2008, respectively	534,111	650,033

Premises and equipment, net	16,930	17,883
Foreclosed assets held for sale, net	19,435	4,783
Interest receivable	2,303	3,273
Deferred income taxes	9,480	3,265
Income taxes receivable	2,746	3,623
Prepaid expenses and other assets	2,803	2,315
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,059	7,888
Core deposit intangible asset, at amortized cost	607	826

Total assets	$773,967	$815,700

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
LIABILITIES
Deposits
Demand	$91,158	$86,020
Savings, NOW and money market	204,245	180,011
Time	294,707	334,837

Total deposits	590,110	600,868

Other interest-bearing liabilities	16,120	27,545
Short-term debt	—	—
Long-term debt	102,088	107,584
Interest payable and other liabilities	5,046	3,264

Total liabilities	713,364	739,261

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference Authorized 15,000,000 shares; issued and outstanding 2009 — 21,750 shares; 2008 — 21,750 shares	22	22
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2009 — 2,817,650 shares; 2008 — 2,760,105 shares	2,818	2,760
Additional paid-in capital	37,975	37,666
Retained earnings	19,685	35,340
Accumulated other comprehensive income, net of income tax of $69 in 2009 and $434 in 2008	103	651

Total stockholders’ equity	60,603	76,439

Total liabilities and stockholders’ equity	$773,967	$815,700

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except per share data)

	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$33,996	$41,245	$47,194
Federal funds sold and other short-term investments	144	378	557
Available-for-sale securities	1,943	3,375	4,466

Total interest income	36,083	44,998	52,217

INTEREST EXPENSE
Interest-bearing demand deposits	2,589	1,394	656
Savings and money market deposit accounts	490	2,402	6,362
Other time deposits	10,742	12,139	13,134
Federal funds purchased and other interest-bearing liabilities	58	375	1,181
Short-term debt	—	568	138
Long-term debt, net	4,108	4,813	4,111

Total interest expense	17,987	21,691	25,582

NET INTEREST INCOME	18,096	23,307	26,635

PROVISION FOR LOAN LOSSES	21,635	17,025	2,855

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(3,539)	6,282	23,780

NON-INTEREST INCOME
Loans held for sale fee income	2,785	2,136	3,160
Service fees	3,250	3,299	2,830
Realized gains on available-for-sale securities	346	702	105
Gain on settlement of litigation	—	1,000	—
Other income	1,875	1,275	1,105

Total non-interest income	8,256	8,412	7,200

NON-INTEREST EXPENSE
Salaries and employee benefits	12,272	12,500	13,570
Net occupancy expense	2,811	3,144	3,200
Goodwill impairment	—	4,821	—
Other operating expense	12,758	8,304	7,447

Total non-interest expense	27,841	28,769	24,217

INCOME (LOSS) BEFORE INCOME TAXES	(23,124)	(14,075)	6,763

PROVISION (BENEFIT) FOR INCOME TAXES	(8,514)	(3,824)	2,275

NET INCOME (LOSS)	(14,610)	(10,251)	4,488

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	1,045	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(15,655)	$(10,251)	$4,488

BASIC EARNINGS (LOSS) PER SHARE	$(5.68)	$(4.20)	$1.86

DILUTED EARNINGS (LOSS) PER SHARE	$(5.68)	$(4.20)	$1.84

DIVIDENDS PER SHARE	$0.00	$0.00	$0.36

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except share data)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2006		$—	$2,409	$9,561	$41,982	$(132)	$53,820
Issuance of 10,182 shares of restricted stock, net of forfeitures			10	292			302
Issuance of 15,425 shares of common stock through stock options exercised			16	327			343
Issuance of 4,558 shares of common stock for the employee stock purchase plan			5	132			137
Dividends on common stock ($0.36 per share)					(878)		(878)
Net income	4,488				4,488		4,488
Change in derivative financial instrument, net of income taxes (credit) of $(47)	(70)					(70)	(70)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $528	792					792	792

	$5,210

BALANCE, DECEMBER 31, 2007		$—	$2,440	$10,312	$45,592	$590	$58,934

Issuance of 21,750 shares of preferred stock		22		21,639			21,661
Issuance of stock warrants to purchase 111,083 shares of common stock				89			89
Issuance of 288,943 shares of common stock through rights offering			289	4,912			5,201
Issuance of 12,820 shares of restricted stock, net of forfeitures			13	296			309
Issuance of 15,100 shares of common stock through stock options exercised			15	305			320
Issuance of 3,587 shares of common stock for the employee stock purchase plan			3	112			115
Net income	(10,251)				(10,251)		(10,251)
Accretion of discount on preferred shares				1	(1)		—
Change in derivative financial instrument, net of income taxes (credit) of $(4)	(6)					(6)	(6)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $44	67					67	67

	$(10,190)

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 55,050 shares of restricted stock, net of forfeitures			55	232			287
Issuance of 2,495 shares of common stock for the employee stock purchase plan			3	59			62
Net income	(14,610)				(14,610)		(14,610)
Accretion of discount on preferred shares				18	(18)		—
Dividend on preferred shares					(1,027)		(1,027)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(365)	(548)					(548)	(548)

	$(15,158)

BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,610)	$(10,251)	$4,488
Adjustments to reconcile net income to net cash flow From operating activities:
Depreciation and amortization	1,417	1,552	1,606
Amortization (accretion) of premiums and discounts on available-for-sale securities	10	(26)	(30)
Provision for loan losses	21,635	17,025	2,855
Provision for foreclosed assets held for sale	1,363	—	5
Goodwill impairment	—	4,821	—
Deferred income taxes	(6,126)	(1,223)	(1,134)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(101)	(188)	(264)
Gain on sale of available-for-sale securities	(346)	(702)	(105)
Net (gain) loss on sale of foreclosed assets	(212)	46	97
Restricted stock earned and forfeited	287	309	316
Compensation expense related to the employee stock purchase plan	7	10	17
Originations of loans held for sale	(196,374)	(136,798)	(185,809)
Proceeds from the sale of loans held for sale	195,668	139,619	196,636
Realized loss on loans held for sale fair value adjustment	111	—	—
Proceeds from settlement of litigation	—	200	—
Gain on settlement of litigation	—	(1,000)	—
Changes in:
Interest receivable	970	1,348	(232)
Net fair value of loan related commitments	(236)	—	—
Prepaid expenses and other assets	839	(3,591)	248
Interest payable and other liabilities	913	(1,835)	(172)

Net cash provided by operating activities	5,215	9,316	18,522

CASH FLOWS FROM INVESTING ACTIVITIES
Net (origination) collection of loans	57,854	(86,958)	(55,168)
Proceeds from sales of loan participations	4,199	1,514	13,235
Purchase of premises and equipment	(136)	(364)	(649)
Proceeds from sale of premises and equipment	—	16	—
Proceeds from the sale of foreclosed assets, net of expenses	16,431	3,744	1,133
Purchases of available-for-sale securities	(85,749)	(48,100)	(47,970)
Proceeds from maturities of available-for-sale securities	69,750	33,210	55,250
Proceeds from sales of available-for-sale securities	11,346	23,702	6,105
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	(521)	(439)	(314)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	1,451	—	686
Purchase of Unison Bancorp, Inc. and subsidiary, net of cash received	—	—	(6,255)
Proceeds from other investing activities	—	—	515

Net cash provided by (used in) investing activities	74,625	(73,675)	(33,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	29,372	(19,882)	7,042
Net increase (decrease) in time deposits	(40,130)	84,380	(37,777)
Net decrease in federal funds purchased and other interest-bearing liabilities	(11,425)	(1,491)	(1,426)
Net (payments of) proceeds from short-term debt	—	(25,000)	25,000
Repayments of long-term debt	(5,396)	(13,322)	(1,763)
Discount on repayment of long-term debt	(100)	—	—
Proceeds from long-term debt	—	40,000	15,000
Proceeds from sale of preferred stock and warrants through the Capital Purchase Plan	—	21,750	—
Proceeds from sale of common stock through rights offering	—	5,201	—
Dividends paid on preferred stock	(212)	—	—
Dividends paid on common stock	—	(878)	(723)
Net proceeds from the sale of additional stock through Employee Stock Purchase Plan (ESPP) and stock options exercised	62	435	466

Net cash provided by (used in) financing activities	(27,829)	91,193	5,819

(Continued)
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
Increase (decrease) in cash and cash equivalents	52,011	26,834	(9,091)
Cash and cash equivalents, beginning of year	44,973	18,139	27,230

CASH AND CASH EQUIVALENTS, END OF YEAR	$96,984	$44,973	$18,139

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$18,057	$21,382	$25,175
Income taxes, net of refunds	$(3,496)	$1,667	$561

Noncash investing and financing activities:
Transfer of loans to foreclosed property	$32,234	$6,050	$3,023
Restricted stock issued	$55	$13	$10
Cash dividends declared in common stock	$—	$—	$878
Preferred dividends accrued but not paid	$815	$—	$—
Assets acquired and liabilities assumed (see Note 22)	$—	$—	$33,668
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     The Company is a holding company for Bank of Blue Valley (the “Bank”), BVBC Capital Trust II and BVBC Capital Trust III through 100% ownership of each. Blue Valley Building Corp. was a 100% owned subsidiary of the Company until March 31, 2009. On March 31, 2009, the Company contributed 100% of Blue Valley Building Corp. to the Bank. In addition, the Company owned 49% of Homeland Title, LLC until it closed its operations in March 2009.
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
     Blue Valley Building Corp. is primarily engaged in leasing real property at its facilities in Overland Park and Leawood, Kansas. As of March 31, 2009, Blue Valley Building Corp. is owned 100% by the Bank of Blue Valley.
     BVBC Capital Trust II and III are Delaware business trusts created in 2003 and 2005, respectively, to offer trust preferred securities and to purchase the Company’s junior subordinated debentures. The Trusts have terms of 30 years, but may dissolve earlier as provided in their trust agreements.
     Homeland Title, LLC was a company providing title and settlement services and is no longer in operation.
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
Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of deferred tax assets. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Management believes that the allowance for loan losses, the valuation of foreclosed assets held for sale, and the valuation of deferred tax assets are adequate. While management uses available information to recognize losses on loans, foreclosed assets held for sale and deferred tax assets, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, valuation of foreclosed assets held for sale and deferred tax assets. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.
Cash Equivalents
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of federal funds sold and at December 31, 2009 the Company did not have an investment in federal funds sold.
     One or more of the financial institutions holding the Company’s cash accounts are participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program. Under the program, through June 30, 2010, all non-interest bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.
     For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s cash accounts held by financial institutions opting out of the FDIC’s Transaction Account Guarantee Program and interest-bearing cash accounts exceeded federally insured limits by approximately $11,330,000.
     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2009 was $831,000 and the deposit balance held at the Federal Reserve Bank on December 31, 2009 was $64,476,000.
Investment in Securities
     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are recorded on trade date and included in non-interest income. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. Premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the period to maturity. Interest on investments in debt securities is included in income when earned.
     Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not have any securities with other-than-temporary impairment at December 31, 2009.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.
Mortgage Loans Held for Sale
     Effective April 1, 2009, the Company adopted Statement of Financial Account Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which was subsequently incorporated into the FASB Accounting Standards Codification (ASC) in Topic 825, to account for mortgage loans originated after April 1, 2009. Mortgage loans originated and intended for sale in the secondary market are carried at fair value in the aggregate. Net unrealized gains and losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gain and losses, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate, are recognized in non-interest income upon sale of the loan.
     Prior to April 1, 2009, mortgage loans held for sale were carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value were recognized as a charge to earnings at the time the decline in value occurred. Gains and losses resulting from sales of mortgage loans were recognized when the respective loans were sold to investors. Gains and losses were determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale were recognized as income or expense when the loans were sold or when it was evident that the commitment will not be used.
Loans
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported using the interest method and includes amortization of net deferred loan fees over the loan term. Generally, the accrual of interest on loans is discontinued at the time the loan is ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. When interest accrual is discontinued, all interest accrued but not collected for the loan is reversed against interest income. The interest on these loans is generally accounted for on a cash-basis or a cost recovery basis, meaning interest is not recognized until the full past due balance has been collected. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses
     The allowance for loan losses is management’s estimate of probable losses which have occurred as of the balance sheet date based on management’s evaluation of risk in the loan portfolio. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
     The adequacy of the allowance for loan losses is evaluated on a monthly basis by management and is based on management’s periodic review of the collectibility of the loans in consideration of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
     The Company computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. The general reserve covers non classified loans and is based on historical charge off experience, expected loss given default derived from Company’s internal risk rating process and current and projected economic conditions and factors. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reason for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
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

Buildings and improvements	35-40 years
Furniture and equipment	3-5 years
Foreclosed Assets Held for Sale
     Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are other income and other operating expense.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Federal Home Loan Bank Stock, Federal Reserve Bank Stock, and Other Securities
     The Company, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain an investment in capital stock of these institutions. The required investment in the stock is based on a predetermined formula, carried at cost and evaluated for impairment.
Derivatives
Derivative Loan Commitments
     Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other income. The Company estimates the fair value using a valuation model which considers differences between quoted prices for loans with similar characteristics in the secondary market and the committed rates.
     The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to December 31, 2009 of $4,102,000. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase in other liabilities of $47,000 and an increase in other income of $47,000 for the year ended December 31, 2009
Forward Loan Sale Commitments
     The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative, as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Accordingly, forward loan commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other income. The Company estimates the fair value of its forward loan commitments using a methodology similar to that used for derivative loan commitments.
     The Company has forward commitments to sell mortgage loans on a best efforts basis of approximately $8,752,000 at December 31, 2009. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $283,000 and an increase in other income of $283,000 for the year ended December 31, 2009.
     The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2009 is disclosed in Note 21, Disclosures About Fair Value of Asset and Liabilities.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill
     Goodwill impairment assessment was performed annually. When the implied fair value of goodwill is lower than its carrying amount an impairment of goodwill is indicated and goodwill is written down to its implied fair value in the period it is identified. Subsequent increases in goodwill value are not recognized in the financial statements. As of December 31, 2008, it was determined that the fair value of the Company’s goodwill was lower than its carrying amount. Accordingly, the Company recognized a goodwill impairment charge of $4,821,000. Management believes this impairment was primarily attributable to the continued volatility throughout the financial services industry and the effect such volatility had on market prices of financial services stocks, weakened economic conditions, decline in the credit quality of the real estate and construction portfolio, and the operating loss recorded by the Company in 2008.
Core Deposit Intangible Assets
     Intangible assets are being amortized on the straight-line basis over periods ranging from seven to 15 years. Such assets are periodically evaluated as to the recoverability of their carrying value.
Fee Income
     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.
Transfers of Financial Assets
     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Income Taxes
     The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
     The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. The Company is generally not subject to federal, state and local examination by tax authorities for years prior to 2006.
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and accumulated other comprehensive income (loss), net of applicable income taxes. Accumulated other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized and realized gains and losses on derivative financial instruments. Net unrealized gain or loss on available-for-sale securities, net of income taxes, included in accumulated other comprehensive income was $103,000 and $651,000, respectively, at December 31, 2009 and 2008.
Reclassification
     Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings (Loss) Per Share
     Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings is as follows:

	2009	2008	2007
	(In thousands, except share and per share data)
Net income (loss)	$(14,610)	$(10,251)	$4,488
Dividends and accretion on preferred stock	(1,045)	—	—

Net income (loss) available to common shareholders	$(15,655)	$(10,251)	$4,488

Average common shares outstanding	2,754,419	2,438,809	2,410,621
Average common share stock options outstanding and restricted stock (B)	8,184	21,236	27,582

Average diluted common shares (B)	2,762,603	2,460,045	2,438,203

Basic income (loss) per share	$(5.68)	$(4.20)	$1.86

Diluted income (loss) per share (A)	$(5.68)	$(4.20)	$1.86

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at December 31, 2009 and December 31, 2008, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 33,875 shares of common stock were outstanding at December 31, 2009, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
     Income available for common stockholders will be reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion on the warrants.
Future Accounting Requirements
     On June 29, 2009, the FASB issued Accounting Standards Codification (ASC) 105-10 which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Accounting Standard Updates issued after the effective date of this update will not be considered authoritative in their own right. Instead, the Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification also changes the way that U.S. generally accepted accounting principles is referenced. ASC 105-10 is effective for

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
interim and annual reporting periods after September 15, 2009. There is currently no material impact from the adoption of this update.
     On June 12, 2009, the FASB issued revisions to ASC 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate it will have a material impact on the Company’s consolidated financial statements.
     On June 12, 2009, the FASB issued revisions to ASC 805-20, ASC 810-10 which requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This statement requires the company to perform ongoing reassessments to determine if it must consolidate a variable interest entity. This statement requires disclosures about the company’s involvement with the variable interest entities and any significant changes in risk exposure due to that involvement, how the involvement affects the company’s financial statements, and significant judgments and assumptions made in determining whether it must consolidate the variable interest entity. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 2: AVAILABLE-FOR-SALE SECURITIES
     The amortized cost and estimated fair value of available-for-sale securities are as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$71,984	$338	$(159)	$72,163
State and political subdivisions	—	—	—	—
Equity and other securities	600	—	(6)	594

	$72,584	$338	$(165)	$72,757

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Government sponsored agencies	$66,996	$1,096	$—	$68,092
State and political subdivisions	—	—	—	—
Equity and other	600	—	(11)	589

	$67,596	$1,096	$(11)	$68,681

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one through five years	66,984	67,272
Due after five years through ten years	—	—
Due after ten years	5,000	4,891

Total	71,984	72,163
Equity and other securities	600	594

	$72,584	$72,757

     The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $16,995,000 and $17,117,000 at December 31, 2009 and $5,998,000 and $6,139,000 at December 31, 2008.
     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At December 31, 2009, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)
Information on sales of securities under agreements to repurchase is as follows:

	2009	2008
	(In thousands)
Balance as of December 31	$15,417	$25,160
Carrying value of securities pledged to secure agreements to repurchases at December 31	$29,182	$47,685
Average balance during the year of securities sold under agreements to repurchase	$22,546	$32,925
Maximum amount outstanding at any month-end during the year	$25,189	$40,119
     Gross gains of $346,000, $702,000, and $105,000 were realized in 2009, 2008 and 2007, respectively, and no gross losses were realized in 2009, 2008 and 2007, respectively, from sales of available-for-sale securities.
     Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2009 and 2008, was $20,426,000 and $589,000, which is approximately 28.0% and 1.0%, respectively, of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.
     Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2009
	(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$19,832	$159	$—	$—	$19,832	$159
State and political subdivisions	—	—	—	—	—	—
Equity and other securities	594	6	—	—	594	6

Total temporarily impaired securities	$20,426	$165	$—	$—	$20,426	$165

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)

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

     The unrealized losses on the Company’s investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
     Categories of loans at December 31, 2009 and 2008 include the following:

	2009	2008
	(In thousands)
Commercial loans	$142,528	$172,647
Commercial real estate loans	167,581	170,697
Construction loans	113,077	182,933
Home equity loans	66,586	59,257
Residential real estate loans	45,014	43,695
Lease financing	11,259	18,927
Consumer loans	8,066	14,245

Total loans	554,111	662,401
Less: Allowance for loan losses	20,000	12,368

Net loans	$534,111	$650,033

     Activity in the allowance for loan losses was as follows:

	2009	2008	2007
		(In thousands)
Balance, beginning of year	$12,368	$8,982	$6,106
Provision charged to expense	21,635	17,025	2,855
Allowance of acquired company	—	—	360
Losses charged off, net of recoveries of $1,100, $283 and $324 for 2009, 2008 and 2007, respectively	(14,003)	(13,639)	(339)

Balance, end of year	$20,000	$12,368	$8,982

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     Information pertaining to non-performing loans is summarized as follows:

	2009	2008
	(In thousands)
Impaired loans with a valuation allowance	$25,040	$44,170
Impaired loans with no valuation allowance	9,945	13,607

Total impaired loans	$34,985	$57,777

Allowance related to impaired loans	6,592	5,238
Total non-accrual loans	34,888	43,332
Total loans past due 90 days or more and still accruing	—	—

Average impaired loans	41,730	36,670
Interest income recognized (cash basis) on impaired loans	212	927
Interest income recognized on impaired loans	497	5,438
     Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired at December 31, 2009. The Company had $3,335,000 of commercial real estate loans, $2,723,000 of residential real estate loans and $119,000 of commercial loans that were modified in troubled debt restructurings and impaired. In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $11,979,000 in commercial real estate loans, $6,567,000 of construction loans, $263,000 of residential real estate loans, $111,000 of commercial loans and $100,000 of leases at December 31, 2009.
NOTE 4: PREMISES AND EQUIPMENT
     Major classifications of these assets are as follows:

	2009	2008
	(In thousands)
Land	$5,154	$5,154
Buildings and improvements	15,697	15,701
Furniture and equipment	7,590	7,473

	28,441	28,328
Less accumulated depreciation	11,511	10,445

Total premises and equipment	$16,930	$17,883

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 5: FORECLOSED ASSETS HELD FOR SALE
     Activity in the allowance for losses on foreclosed assets was as follows:

	2009	2008
	(In thousands)
Balance, beginning of year	$—	$—
Provision charged to expense	1,363	—
Charge offs, net of recoveries	(1,197)	—

Balance, end of year	$166	$—

     Expenses applicable to foreclosed assets at December 31 include the following:

	2009	2008
	(In thousands)
Net loss (gain) on sales of foreclosed assets	$(212)	$46
Provision for losses	1,363	—
Operating expenses, net of rental income	1,902	675

	$3,053	$721

NOTE 6: GOODWILL
     The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were:

	2009	2008
	(In thousands)
Balance as of January 1	$—	$4,821
Goodwill acquired during the year	—	—
Impairment loss	—	(4,821)

Balance as of December 31	$—	$—

As of December 31, 2008, the Company recognized a goodwill impairment charge of $4,821,000. Management believes this impairment was primarily attributable to the weakened economic conditions, operating loss recorded by the Company in 2008, as well as lower valuations for banking institutions industry wide. The method for estimating the value of the Company included reviewing comparable sales transactions for peer institutions and applying a comparable multiple to the tangible common equity component to determine what another institution would pay for this Company.
NOTE 7: CORE DEPOSIT INTANGIBLE ASSETS
     The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2009 and 2008 were:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Core Deposit Intangible	$3,286	$(2,679)	$3,286	$(2,460)

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 7: CORE DEPOSIT INTANGIBLE ASSETS (Continued)
     Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $219,000, $295,000 and $260,000, respectively. Estimated amortization expense for each of the following five years is:

(In thousands)
2010	$143
2011	143
2012	143
2013	143
2014	35
NOTE 8: INTEREST-BEARING DEPOSITS
     Interest-bearing time deposits in denominations of $100,000 or more were $107,418,000 on December 31, 2009 and $99,147,000 on December 31, 2008. The Company acquires brokered deposits in the normal course of business. At December 31, 2009 and 2008, brokered deposits of $76,874,000 and $133,047,000, respectively, were included in the Company’s time deposit balance. Of the $76,874,000 in brokered deposits, $31,237,000 represented customer funds placed into the CDARS program. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core funding.
     At December 31, 2009, the scheduled maturities of time deposits are as follows:

(In thousands)
2010	$221,132
2011	32,704
2012	10,395
2013	10,789
2014	7,543
2015 and thereafter	12,144

$294,707

NOTE 9: OPERATING LEASES
     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2013. Minimum future rent receivable under noncancellable operating leases at December 31, 2009 was as follows:

(In thousands)
2010	200
2011	160
2012	112
2013	14

$486

     Consolidated rental and operating lease expenses incurred for space the Company leases from others were $6,000, $34,000 and $35,000 in 2009, 2008 and 2007, respectively.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 10: SHORT TERM DEBT
     Short-term debt at December 31, 2009 and 2008 consisted of the following components:

	2009	2008
(In thousands)
Federal Home Loan Bank advance (A)	$—	$—
Federal Reserve Bank of Kansas City line of credit (B)	—	—

Total short-term debt	$—	$—

(A)	Payable on demand; collateralized by various assets including mortgage-backed loans. The variable interest rate was 0.18% on December 31, 2009 and 0.65% on December 31, 2008. At December 31, 2009, approximately $8,752,000 was available.

(B)	Payable on demand; collateralized by various assets, including commercial and commercial real estate loans. The line of credit bears a variable interest rate of federal funds rate plus 75 basis points and at December 31, 2009 approximately $36,260,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
NOTE 11: LONG TERM DEBT
     Long-term debt at December 31, 2009 and 2008 consisted of the following components:

	2009	2008
	(In thousands)
Notes payable — Blue Valley Building Corp. (A)	$—	$5,496
Federal Home Loan Bank advances (B)	82,500	82,500
Subordinated Debentures — BVBC Capital Trust II (C)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (D)	11,856	11,856

Total long-term debt	$102,088	$107,584

(A)	The Company paid these notes in full, less $100,000 principal discount received by the lender, on June 3, 2009. Previously, these two notes had a maturity date in 2017; payable in monthly installments totaling $70,084 including interest at 5.19%; collateralized by land, buildings, and assignment of future rents. This debt was guaranteed by the Company.

(B)	Due in 2011, 2012, 2013, 2015, 2016, and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2009, approximately $8,752,000 was available.

(C)	Due in 2033; interest only at three month LIBOR + 3.25% (3.53% at December 31, 2009 and 6.44% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(D)	Due in 2035; interest only at three month LIBOR + 1.60% (1.85% at December 31, 2009 and 5.36% at December 31, 2008) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (C) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 11: LONG TERM DEBT (Continued)
     At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of the BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009, July 24, 2009, October 24, 2009 and January 24, 2010 for BVBC Capital Trust II and March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.
     For both BVBC Capital Trust II and BVBC Capital Trust III, as long as the deferral period continues, the Company is prohibited from (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding preferred stock issued to the United States Department of Treasury (the “Treasury”), or (ii) making any payment on any debt security that is ranked pair passu with the debt securities issued by the respective trusts. Because the Preferred Shares issued under the U.S. Treasury’s Capital Purchase Plan (the “CPP”) are subordinate to the trust preferred securities, the Company will be restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current. See Note 13, Regulatory Matters for additional information.
     Aggregate annual maturities of long-term debt at December 31, 2009 are as follows:

(In thousands)
2010	$—
2011	7,500
2012	15,000
2013	20,000
2014	—
Thereafter	59,588

$102,088

NOTE 12: INCOME TAXES
     The provision for income taxes consists of the following:

	2009	2008	2007
		(In thousands)
Taxes currently (refundable) payable	$(2,388)	$(2,601)	$3,409
Deferred income taxes	(6,126)	(1,223)	(1,134)

	$(8,514)	$(3,824)	$2,275

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 12: INCOME TAXES (Continued)
     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2009	2008	2007
	(In thousands)
Computed at the statutory rate (34%)	$(7,862)	$(4,785)	$2,299
Increase (decrease) resulting from:
Goodwill impairment	—	1,541	—
Tax-exempt interest	(12)	(20)	(28)
State income taxes	(208)	(99)	200
Other	(432)	(461)	(196)

Actual tax provision	$(8,514)	$(3,824)	$2,275

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2009 and 2008 consolidated balance sheets are as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,385	$4,545
Net Operating Loss from Blue Valley Ban Corp. and subsidiary		2,840
Deferred compensation	135	136
Offering costs	210	221
Non-accrual loan interest	60	96
Net Operating Loss carried from Unison Bancorp Inc. and subsidiary acquisition	77	77
Other	28	178

	10,735	5,253

Deferred tax liabilities:
Accumulated depreciation	(385)	(428)
FHLBank stock basis	(433)	(534)
Accumulated appreciation on available-for- sale securities	(69)	(434)
Prepaid intangibles	(177)	(190)
Core Deposit Intangible related to Unison Bancorp Inc. and subsidiary acquisition	(182)	(255)
Other	(9)	(147)

	(1,255)	(1,988)

Net deferred tax asset	$9,480	$3,265

     The Company has unused Federal net operating loss carryforwards of $6,612,000, which expires in 2029. The Company has unused Kansas Privilege Tax net operating loss carryforwards of $14,797,000 which expire between 2018 and 2019.
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
DECEMBER 31, 2009, 2008 AND 2007
NOTE 13: REGULATORY MATTERS (Continued)
The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2009 and 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2009, the Bank had capital in excess of regulatory requirements for a well capitalized institution. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2009 that management believes have changed the Bank’s position.
The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$78,424	12.54%	$50,038	8.00%	N/A
Bank Only	$79,140	12.67%	$49,987	8.00%	$62,484	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$70,455	11.26%	$25,019	4.00%	N/A
Bank Only	$71,179	11.39%	$24,993	4.00%	$37,490	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$70,455	9.07%	$31,083	4.00%	N/A
Bank Only	$71,179	9.16%	$31,083	4.00%	$38,854	5.00%

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 13: REGULATORY MATTERS (Continued)

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
     The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2009, any dividend declaration would require regulatory approval.
Preferred Stock and Warrants
     On December 5, 2008, the Company issued and sold to the United States Department of Treasury (the “Treasury”) 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Shares”), along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21,750,000 (the “Transaction”). The Preferred Shares have a liquidation preference of $1,000 per share. The Transaction occurred pursuant to, and is governed by the U.S. Treasury’s Capital Purchase Plan (the “CPP”), which is designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes a Securities Purchase Agreement-Standard Terms (the “SPA”). The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:
•	The Preferred Shares have a senior rank. The Company is not free to issue other preferred stock that is senior to the Preferred Shares.

•	Until the third anniversary of the sale of the Preferred Shares, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a non-affiliated third party, the Company may not declare or pay a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval.

•	If the Company were to pay a cash dividend in the future, any such dividend would have to be discontinued if a Preferred Share dividend were missed. Thereafter, dividends on common stock could be resumed only if all

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 13: REGULATORY MATTERS (Continued)
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
     The Warrant is exercisable immediately and expires in ten years. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. The number of common shares covered by the Warrant could have been reduced by up to one-half if the Company completed an equity offering meeting certain requirements by December 31, 2009. If the Preferred Shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time.
     The Board of Directors of Blue Valley Ban Corp. and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. Progress on these items has been made since the completion of the examination and management and the Boards are committed to resolving all of the items addressed by the regulators in the agreement. The Board of Directors believes the enhanced procedures contemplated by the agreement will be beneficial to the Bank’s future operations and success.
     At the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009, August 15, 2009, November 15, 2009 and February 15, 2010. As part of the Securities Purchase Agreement-Standard Terms, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has accrued for the dividends and has every intention to bring the obligation current as soon as permitted.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 14: TRANSACTIONS WITH RELATED PARTIES
     At December 31, 2009 and 2008, the Company had loans outstanding to executive officers, directors and to companies in which the Bank’s executive officers or directors were principal owners, in the amounts of $22,387,000 and $28,692,000, respectively. Related party transactions for 2009 and 2008 were as follows:

	2009	2008
	(In thousands)
Balance, beginning of year	$28,692	$20,288
New loans and advances	17,668	21,350
Repayments and reclassifications	(23,973)	(12,946)

Balance, end of year	$22,387	$28,692

     In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than the normal risk of collectablity or present other unfavorable features.
NOTE 15: PROFIT SHARING AND 401(K) PLANS
     The Company’s profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company did not make a contribution to the profit sharing plan during 2009 and 2008. The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company’s matching contributions to the 401(k) plan are vested immediately. Combined Company contributions charged to expense for 2009, 2008 and 2007 were $302,000, $312,000 and $782,000, respectively.
NOTE 16: EQUITY INCENTIVE COMPENSATION
     The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.
     Under the fixed option provisions of the Plan, the Company may grant options for shares of common stock that vest two years from the date of grant to its employees. At December 31, 2009, the Company had 156,561 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.
     During 2009, 2008 and 2007, the Company granted no stock options, but did grant 60,350, 15,100 and 13,600 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees fully vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vested immediately in 2009 and after one year from the date of the grant in prior years. The non vested shares were 61,750, 21,100, and 18,000 as of December 31, 2009, 2008 and 2007, respectively. The cost basis of the restricted shares granted, equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. The amount of unrecognized compensation costs was $650,000, $268,700, and $230,200 as of December 31, 2009, 2008, and 2007, respectively. During 2009, 2008 and 2007, 5,300, 700 and 2,025 shares of restricted stock were forfeited, respectively.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 16: EQUITY INCENTIVE COMPENSATION (Continued)
     A summary of the status of option shares under the plan at December 31, 2009, 2008 and 2007, and changes during the years then ended, is presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	51,225	$20.38	66,325	$19.73	84,300	$19.11
Exercised	—	—	(15,100)	17.56	(15,425)	15.42
Forfeited	17,350	20.12	—	—	(2,550)	25.00

Outstanding, end of year	33,875	$20.51	51,225	$20.38	66,325	$19.73

Intrinsic value of shares exercised	$—		$162,826		$306,410

Options exercisable, end of year	33,875	$20.51	51,225	$20.38	66,325	$19.73

     The weighted-average remaining contractual life of option shares at December 31, 2009 was 2.01 years. Exercise prices ranged from $16.50 to $25.00. Information about options outstanding and exercisable as of December 31, 2009 is set forth in the following table.

	Options Outstanding and Exercisable
Exercise	Number Outstanding and	Weighted Average Remaining	Weighted Average
Price	Exercisable at 12/31/09	Contractual Life	Exercise Price

16.50	9,500	1 year	16.50
19.50	13,000	2 years	19.50
25.00	11,375	3 years	25.00

	33,875

NOTE 17: EMPLOYEE STOCK PURCHASE PLAN
     The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February 2004. Expense associated with the plan recognized in 2009, 2008 and 2007 was approximately $7,000, $10,000 and $17,000, respectively. Information about employee stock purchase plan activity as of December 31, 2009, 2008 and 2007 is set forth in the following table.

	Employee Stock Purchase Plan Activity
Plan year ending January	Shares purchased	Purchase Price

2009	2,495	$21.25
2008	3,587	$27.20
2007	4,558	$25.50

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 18: GAIN ON SETTLEMENT OF LITIGATION
     The Company’s subsidiary, Bank of Blue Valley (“Bank”), entered into a settlement agreement with an individual, based on a successful summary judgment obtained in the Circuit Court of Jackson County, Missouri, for fraudulent misrepresentation by the individual. The settlement was for $1.0 million, of which $200,000 was received in cash in the third quarter of 2008, with the remaining $800,000 payable by August 30, 2010 with the option to extend the payable date through August 30, 2012. The $800,000 is considered fair value and was recognized as a gain contingency in 2008 in accordance with ASC 450, which requires the recognition of a recovery when realization of the recovery is deemed probable. As the contingent portion of the settlement is collateralized by real property legally owned by the individual, management has deemed the ultimate recovery of the settlement as probable. Therefore, an $800,000 miscellaneous receivable was also recorded. The receivable is interest-bearing, with an interest rate, commensurate with the risk associated. The Company estimates the time frame for receipt of the $800,000 is between two and four years.
NOTE 19: OTHER INCOME/EXPENSE
     Other income consists of the following:

	2009	2008	2007
	(In thousands)
Rental income	$377	$433	$481
Realized gain on foreclosed assets	722	146	—
Other income	776	696	624

Total	$1,875	$1,275	$1,105

     Other operating expenses consist of the following:

	2009	2008	2007
	(In thousands)
Data processing	$1,318	$1,178	$1,077
Professional fees	1,285	1,096	1,271
Foreclosure expenses	3,862	914	339
FDIC assessment	2,267	482	80
Advertising	172	717	998
Loan processing fees	346	446	484
Other expense	3,508	3,471	3,198

Total	$12,758	$8,304	$7,447

NOTE 20: FAIR VALUE OPTION
     Effective April 1, 2009, the Company adopted The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which was subsequently incorporated into FASB Accounting Standards Codification in Topic 825, for mortgage loans held for sale originated after April 1, 2009. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 20: FAIR VALUE OPTION (Continued)
     In accordance with ASC 825, the Company has elected to measure loans held for sale at fair value. Loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing release. These loans are sold prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). It is management’s opinion given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.
     The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was $111,000 at December 31, 2009. Losses from fair value changes included in loans held for sale fee income was $111,000 for the year ended December 31, 2009. Interest income on loans held for sale is included in interest and fees on loan in the Company’s consolidated statement of operations. See Note 21 for additional disclosures regarding fair value of mortgage loans held for sale.
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the Company’s consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available-for-Sale Securities
     Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government sponsored agencies. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.
Mortgage Loans Held for Sale
     Mortgage loans held for sale are valued using market prices for loans with similar characteristics. This measurement is classified as Level 2 within the hierarchy.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
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
     The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Fair Value	Assts (Level 1)	(Level 2)	(Level 3)
		(In thousands)
December 31, 2009:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$72,163	$—	$72,163	$—
Equity and other securities	594	594	—	—
Mortgage loans held for sale	8,752	—	8,752	—
Commitments to originate loans	—	—	—	—
Forward sales commitments	283	—	—	283

Total assets	$81,792	$594	$80,915	$283

Liabilities:
Commitments to originate loans	$47	$—	$—	$47
Forward sales commitments	—	—	—	—

Total liabilities	$47	$—	$—	$47

December 31, 2008:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$68,092	$—	$68,092	$—
Equity and other securities	589	589	—	—

Total assets	$68,681	$589	$68,092	$—

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
(In thousands)
Balance as of December 31, 2008	$—	$—
Total realized and unrealized gains (losses):
Included in net income	(47)	283
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of December 31, 2009	$(47)	$283

     Realized and unrealized gains and losses noted in the table above and included in net income for the period ended December 31, 2009 are reported in the consolidated statement of operations in other income.
     Following is a description of the valuation methodologies used for financial and nonfinancial instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans (Collateral Dependent)
     Loans for which it is probable that the Company will not collect all principal and interest due according to the contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include using the fair value of the collateral for collateral dependent loans.
     If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.
Foreclosed Assets Held for Sale
     Foreclosed assets held for sale are carried at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
     The following table presents the fair value measurements of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2009 and 2008:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Fair Value	Assts (Level 1)	(Level 2)	(Level 3)
		(In thousands)
December 31, 2009:
Impaired loans, net of reserves	$28,393	$—	$—	$28,393
Foreclosed assets held for sale, net	8,231	—	—	8,231

	$36,624	$—	$—	$36,624

December 31, 2008:
Impaired loans, net of reserves	$52,539	$—	$—	$52,539

     The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.
Cash and Cash Equivalents
     For these short-term instruments, the carrying amount approximates fair value.
Loans
     The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
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
     The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at December 31, 2009 and 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$96,984	$96,984	$44,973	$44,973
Mortgage loans held for sale	8,752	8,752	8,157	8,157
Loans, net of allowance for loan losses	534,111	536,973	650,033	651,868
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,059	7,059	7,888	7,888
Interest receivable	2,303	2,303	3,273	3,273

Financial liabilities:
Deposits	590,110	593,345	600,868	611,538
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	16,120	16,120	27,545	27,545
Long-term debt	102,088	95,762	107,584	116,987
Interest payable	2,698	2,698	2,768	2,768

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
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

     The Company acquired identifiable intangibles which consisted of the core deposit base of $1,000,000, which has a useful life of approximately seven years and is being amortized using the straight-line method and the bank charter, which was subsequently sold to Northland National Bank on March 29, 2007. Since the transaction was structured as a stock acquisition the tax bases of the assets and liabilities carried over from the acquiree. As a result, the $1,000,000 core deposit intangible and $4,531,000 of goodwill were not considered deductible for income tax purposes. Subsequent to the transaction, the Company determined that the goodwill was impaired and recorded an impairment charge (Note 6, Goodwill).
NOTE 23: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS
     The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County. The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 23: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS (Continued)
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2009 and 2008, the Company had outstanding commitments to originate loans aggregating approximately $22,712,000 and $19,230,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.
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
     Total mortgage loans in the process of origination amounted to $4,102,000 and $4,423,000 and mortgage loans held for sale amounted to $8,752,000 and $8,157,000 at December 31, 2009 and 2008, respectively. Related forward commitments to sell mortgage loans amounted to approximately $12,854,000 and $12,580,000 at December 31, 2009 and 2008, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $5,280,000 and $9,605,000 at December 31, 2009 and 2008, respectively.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2009 and 2008, unused lines of credit borrowings aggregated approximately $112,043,000 and $161,223,000, respectively.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 24: LEGAL CONTINGENCIES
     Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
NOTE 25: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements.

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$8,385	$8,804	$9,197	$9,697	$10,770	$11,121	$11,466	$11,641
Interest expense	4,125	4,438	4,716	4,708	5,302	5,452	5,235	5,702

Net interest income	4,260	4,366	4,481	4,989	5,468	5,669	6,231	5,939
Provision for loan losses	2,500	6,210	—	12,925	1,625	12,090	2,410	900

Net interest income (loss) after provision for loan losses	1,760	(1,844)	4,481	(7,936)	3,843	(6,421)	3,821	5,039
Non-interest income	1,711	1,845	2,530	1,824	1,512	2,576	1,934	1,688
Realized gains on available-for sale securities	—	—	—	346	—	—	224	478
Non-interest expense	7,494	6,601	6,687	7,059	10,650	5,982	5,927	6,210

Income (loss) before income taxes	(4,023)	(6,600)	324	(12,825)	(5,295)	(9,827)	52	995
Provision (benefit) for income taxes	(1,481)	(2,431)	118	(4,720)	(600)	(3,617)	28	365

Net income (loss)	(2,542)	(4,169)	206	(8,105)	(4,695)	(6,210)	24	630

Dividends on preferred shares	290	272	271	212	—	—	—	—

Net income (loss) available to common shareholders	$(2,832)	$(4,441)	$(65)	$(8,317)	$(4,695)	$(6,210)	$24	$630

Net Income (loss) per Share Data
Basic	$(1.03)	$(1.61)	$(0.02)	$(3.02)	$(1.92)	$(2.55)	$0.01	$0.26

Diluted	$(1.03)	$(1.61)	$(0.02)	$(3.02)	$(1.92)	$(2.55)	$0.01	$0.26

Balance Sheet
Total assets	$773,967	$825,857	$811,333	$843,559	$815,700	$788,261	$805,123	$768,085
Total loans, net	534,111	560,880	585,474	610,404	650,033	631,090	628,067	613,304
Stockholders’ equity	60,603	63,519	67,858	67,908	76,439	53,701	59,623	60,062
     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 26: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Condensed Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$899	$4,480
Investments in subsidiaries:
Bank of Blue Valley	79,573	81,838
Blue Valley Building Corp.	—	8,751
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	797	525

Total Assets	$81,857	$96,182

LIABILITIES
Subordinated debentures	$19,588	$19,588
Other liabilities	1,666	155

Total Liabilities	21,254	19,743

STOCKHOLDERS’ EQUITY
Preferred Stock	22	22
Common stock	2,818	2,760
Additional paid-in capital	37,975	37,666
Retained earnings	19,685	35,340
Accumulated other comprehensive loss, net of income tax of $69 and $434 at 2009 and 2008, respectively	103	651

Total Stockholders’ Equity	60,603	76,439

Total Liabilities and Stockholders’ Equity	$81,857	$96,182

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 26: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Income
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Income
Dividends from subsidiaries	$700	$654	$12,495
Other income	20	—	15

	720	654	12,510

Expenses	1,336	2,541	2,174

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(616)	(1,887)	10,336
Credit for income taxes	(474)	(1,117)	(818)

Income (loss) before equity in undistributed net income of subsidiaries	(142)	(770)	11,154
Equity in undistributed (distributions in excess of) net income of subsidiaries	(14,468)	(9,481)	(6,666)

Net income (loss)	$(14,610)	$(10,251)	$4,488

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 26: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,610)	$(10,251)	$4,488
Items not requiring (providing) cash:
Deferred income taxes	(29)	46	(42)
Equity in undistributed (distributions in excess of) net income of subsidiaries	14,468	9,481	6,666
Restricted stock earned	287	309	316
Changes in:
Other assets	(243)	(207)	255
Other liabilities	696	(308)	52

Net cash provided by (used in) operating activities	569	(930)	11,735

CASH FLOW FROM INVESTING ACTIVITIES
Capital contributed to subsidiary	(4,000)	(19,578)	(5,764)
Purchase of Unison Bancorp, Inc. and subsidiary	—	—	(10,284)
Proceeds from sale of assets and liabilities of Western National Bank	—	—	5,834
Sale of Western National Bank charter	—	—	325

Net cash used in investing activities	(4,000)	(19,578)	(9,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(17,781)	(1,250)
Proceeds from short-term debt	—	15,000	—
Dividends paid on common stock	—	(878)	(723)
Dividends paid on preferred stock	(212)	—	—
Proceeds from sale of preferred stock	—	21,750	—
Proceeds from sale of common stock through the rights offering	—	5,201	—
Proceeds from sale of common stock through ESPP and stock options exercised	62	435	466

Net cash provided by (used in) financing activities	(150)	23,727	(1,507)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,581)	3,219	339

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,480	1,261	922

CASH AND CASH EQUIVALENTS, END OF YEAR	$899	$4,480	$1,261