Form 10-Q
period 2010-03-31
BLUE VALLEY BAN CORP
filed 2010-05-12
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐      No ☑
     As of March 31, 2010 the registrant had 2,824,270 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of March 31, 2010, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 and the condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 23, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, LLP
Kansas City, Missouri
May 12, 2010
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$30,333	$32,126
Interest-bearing deposits in other financial institutions	116,913	64,858
Federal funds sold	20,000	—

Cash and cash equivalents	167,246	96,984

Available-for-sale securities	100,774	72,757
Mortgage loans held for sale, fair value	2,604	8,752

Loans, net of allowance for loan losses of $19,211 and $20,000 in 2010 and 2009, respectively	507,910	534,111

Premises and equipment, net	16,755	16,930
Foreclosed assets held for sale, net	23,680	19,435
Interest receivable	2,313	2,303
Deferred income taxes	9,425	9,480
Income taxes receivable	3,197	2,746
Prepaid expenses and other assets	2,668	2,803
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,085	7,059
Core deposit intangible asset, at amortized cost	571	607

Total assets	$844,228	$773,967

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES

Deposits
Demand	$89,254	$91,158
Savings, NOW and money market	216,154	204,245
Time	355,953	294,707

Total deposits	661,361	590,110

Other interest-bearing liabilities	15,725	16,120
Long-term debt	102,088	102,088
Interest payable and other liabilities	5,471	5,046

Total liabilities	784,645	713,364

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2010 — 21,750 shares; 2009 — 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2010 — 2,824,270 shares; 2009 — 2,817,650 shares	2,824	2,818
Additional paid-in capital	38,085	37,975
Retained earnings	18,540	19,685
Accumulated other comprehensive income, net of income tax of $75 in 2010 and $69 in 2009	112	103

Total stockholders’ equity	59,583	60,603

Total liabilities and stockholders’ equity	$844,228	$773,967

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(In thousands, except share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$7,133	$9,099
Federal funds sold and other short-term investments	62	31
Available-for-sale securities	435	567

Total interest income	7,630	9,697

INTEREST EXPENSE
Interest-bearing demand deposits	680	563
Savings and money market deposit accounts	114	131
Other time deposits	2,244	2,969
Federal funds purchased and other interest-bearing liabilities	9	17
Long-term debt, net	968	1,028

Total interest expense	4,015	4,708

NET INTEREST INCOME	3,615	4,989

PROVISION FOR LOAN LOSSES	250	12,925

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	3,365	(7,936)

NON-INTEREST INCOME
Loans held for sale fee income	721	786
Service fees	737	790
Realized gains on available-for-sale securities	—	346
Other income	141	248

Total non-interest income	1,599	2,170

NON-INTEREST EXPENSE
Salaries and employee benefits	2,974	3,051
Net occupancy expense	732	736
Other operating expense	2,647	3,272

Total non-interest expense	6,353	7,059

LOSS BEFORE INCOME TAXES	(1,389)	(12,825)
BENEFIT FOR INCOME TAXES	(516)	(4,720)

NET LOSS	(873)	(8,105)

DIVIDENDS ON PREFERRED STOCK	(272)	(212)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,145)	$(8,317)

BASIC EARNINGS (LOSS) PER SHARE	$(0.41)	$(3.02)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.41)	$(3.02)

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’Equity
Three Months Ended March 31, 2010 and 2009
(In thousands, except share data)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 14,900 shares of restricted stock, net of forfeiture		—	15	215	—	—	230
Issuance of 2,495 shares common stock for the employee stock purchase plan		—	2	60	—	—	62
Dividend on preferred stock		—	—	—	(212)	—	(212)
Net loss	$(8,105)	—	—	—	(8,105)	—	(8,105)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(338)	(506)	—	—	—	—	(506)	(506)

	$(8,611)

BALANCE, MARCH 31, 2009		$22	$2,777	$37,941	$27,023	$145	$67,908

BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 3,155 shares of restricted stock, net of forfeiture		—	3	78	—	—	81
Issuance of 3,465 shares common stock for the employee stock purchase plan		—	3	32	—	—	35
Dividends on preferred stock		—	—	—	(272)	—	(272)
Net loss	$(873)	—	—	—	(873)	—	(873)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $5	9	—	—	—	—	9	9

	$(864)

BALANCE, MARCH 31, 2010		$22	$2,824	$38,085	$18,540	$112	$59,583

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(In thousands)

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(873)	$(8,105)
Adjustments to reconcile net loss to net cash flow
From operating activities:
Depreciation and amortization	260	345
Amortization (accretion) of premiums and discounts on available-for-sale securities	(13)	21
Provision for loan losses	250	12,925
Provision for foreclosed assets held for sale	59	918
Deferred income taxes	50	(1,984)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(26)	(24)
Gain on sale of available-for-sale securities	—	(346)
Net (gain) loss on sale of foreclosed assets	(80)	51
Restricted stock earned and forfeited	81	230
Compensation expense related to the employee stock purchase plan	—	2
Originations of loans held for sale	(22,332)	(56,238)
Proceeds from the sale of loans held for sale	28,594	57,632
Realized gain on loans held for sale fair value adjustment	(114)	—
Changes in
Interest receivable	(10)	210
Net fair value of loan related commitments	164	—
Prepaid expenses and other assets	(513)	(1,530)
Interest payable and other liabilities	186	1,645

Net cash provided by operating activities	5,683	5,752

CASH FLOWS FROM INVESTING ACTIVITIES
Net (origination) collection of loans	18,697	15,761
Proceeds from the sale of loan participations	32	—
Purchase of premises and equipment	(49)	(18)
Proceeds from the sale of foreclosed assets, net of expenses	2,998	1,229
Purchases of available-for-sale securities	(44,990)	(14,999)
Proceeds from maturities of available-for-sale securities	17,000	23,000
Proceeds from sale of available-for-sale securities	—	11,346
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	(152)

Net cash provided by (used in) investing activities	(6,312)	36,167

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	10,005	9,053
Net increase in time deposits	61,246	27,419
Net decrease in federal funds purchased and other interest-bearing liabilities	(395)	(1,590)
Repayments of long-term debt	—	(139)
Dividends paid on preferred stock	—	(212)
Net proceeds from the sale of additional stock through Employee Stock Purchase Plan (ESPP) and stock options exercised	35	62

Net cash provided by financing activities	70,891	34,593

Increase in cash and cash equivalents	70,262	76,512
Cash and cash equivalents, beginning of period	96,984	44,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,246	$121,485

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(In thousands)

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	4,144	5,131
Income taxes, net of refunds	—	(1,340)
Noncash investing and financing activities:
Transfer of loans to foreclosed property	7,222	10,943
Restricted stock issued	3	15
Preferred dividends accrued but not paid	272	—
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2010, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended March 31, 2010 and 2009, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.
Note 2: Recent and Future Accounting Pronouncements
On June 12, 2009, the Financial Accounting Standards Board (FASB) issued revisions to Accounting Standards Codification (ASC) 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). There is currently no material impact on the Company’s consolidated financial statements from the adoption of this update.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 2: New Accounting Pronouncements (Continued)
This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). There is currently no material impact on the Company’s consolidated financial statements from the adoption of this update.
On January 10, 2010, the FASB issued Accounting Standards Update (ASU) 2010-06. This ASU amends ASC 820, Fair Value Measurements, and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures regarding purchases, sales, issuances and settlements related to Level 3 fair value measurements. Additionally, the update clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU also amends guidance on employers’ disclosures about post retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major classes of assets. The ASU is generally effective for the first reporting period beginning after December 15, 2009 (effective January 1, 2010 for the Company). The only exception is the requirement to provide the Level 3 activity on a gross basis, which has an effective date for fiscal year ends beginning after December 15, 2010. Early adoption is permitted. The ASU currently has no material impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 3: Earnings Per Share
Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings (loss) for the three months ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
	(In thousands, except
	share and per share data)
Net loss	$(873)	$(8,105)
Preferred dividends	(272)	(212)

Net loss available to common stockholders	$(1,145)	$(8,317)

Average common shares outstanding	2,763,131	2,749,893
Average common share stock options outstanding and restricted stock (B)	13,278	10,406

Average diluted common shares (B)	2,776,409	2,760,299

Basic loss per share	$(0.41)	$(3.02)

Diluted loss per share (A)	$(0.41)	$(3.02)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at March 31, 2010 and March 31, 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 33,875 shares of common stock were outstanding at March 31, 2010, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government sponsored agencies	$99,987	$405	$(217)	$100,175
Equity and other securities	600	—	(1)	599

	$100,587	$405	$(218)	$100,774

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government sponsored agencies	$71,984	$338	$(159)	$72,163
Equity and other securities	600	—	(6)	594

	$72,584	$338	$(165)	$72,757

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2010, by contractual maturity are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one through five years	82,992	83,344
Due after five years through ten years	11,995	11,972
Due after five years	5,000	4,859

Total	99,987	100,175
Equity and other securities	600	599

	$100,587	$100,774

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $28,994,000 and $28,961,000 at March 31, 2010 and $16,995,000 and $17,117,000 at December 31, 2009. Securities pledged as collateral to secure public deposits were in excess of public deposits held by the Company as of March 31, 2010 and December 31, 2009.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At March 31, 2010 and at December 31, 2009, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Balance	$15,385	$15,417
Carrying value of securities pledged to secure agreements to repurchase at period end	27,234	29,182
Average balance during the period of securities sold under agreements to repurchase	15,333	22,546
Maximum amount outstanding at any month-end during the period	15,385	25,189
Gross gains of $0 and $346,000 were realized for the three months ended March 31, 2010 and 2009, respectively, and no gross losses were realized for the three months ended March 31, 2010 and, 2009 respectively, from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2010 and December 31, 2009, was $34,373,000 and $20,426,000, which is approximately 34.1% and 28.0% of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from changes in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2010
	(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored agencies	$33,774	$217	$—	$—	$33,774	$217
Equity and other securities	599	1	—	—	599	1

Total temporarily impaired securities	$34,373	$218	$—	$—	$34,373	$218

	December 31, 2009
	(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored agencies	$19,832	$159	$—	$—	$19,832	$159
Equity and other securities	594	6	—	—	594	6

Total temporarily impaired securities	$20,426	$165	$—	$—	$20,426	$165

The unrealized losses on the Company’s investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 5: Short-Term Debt
The Company has a line of credit with the Federal Home Loan Bank which is collateralized by various assets including mortgage-backed loans. At March 31, 2010 and December 31, 2009, there was no outstanding balance on the line of credit. The variable interest rate was 0.20% on March 31, 2010 and 0.18% on December 31, 2009. At March 31, 2010 approximately $24,350,000 was available.
The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At March 31, 2010 and December 31, 2009, there was no outstanding balance on the line of credit. The line of credit bears a variable interest rate of federal funds rate plus 75 basis points and at March 31, 2010 approximately $40,738,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
Note 6: Long-Term Debt
Long-term debt at March 31, 2010 and December 31, 2009, consisted of the following components:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances (A)	82,500	82,500
Subordinated Debentures — BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$102,088	$102,088

(A)	Due in 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2010, approximately $24,350,000 was available.

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.50% at March 31, 2010 and 3.53% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at LIBOR + 1.60% (1.89% at March 31, 2010 and 1.85% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 6: Long-Term Debt (Continued)
At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009, July 24, 2009, October 24, 2009, January 24, 2010 and April 24, 2010 for BVBC Capital Trust II and March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period. As of March 31, 2010, the Company had accrued $975,000 for interest on outstanding trust preferred securities.
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
Aggregate annual maturities of long-term debt at March 31, 2010 are as follows:

(In thousands)
April 1 to December 31, 2010	—
2011	7,500
2012	15,000
2013	20,000
2014	—
Thereafter	59,588

$102,088

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 7: Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase in other assets of $27,000, a decrease in other liabilities of $35,000, and an increase in other income of $62,000 for the three month period ended March 31, 2010.
Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $224,000, an increase in other liabilities of $2,000, and a decrease in other income of $226,000 for the three month period ended March 31, 2010.
Total mortgage loans in the process of origination amounted to $3,997,000 at March 31, 2010. Related forward commitments to sell mortgage loans amounted to approximately $2,604,000 at March 31, 2010.
The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2010, is disclosed in Note 9, Disclosures About Fair Value of Assets and Liabilities.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 8: Fair Value Option (Continued)
The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was $3,000 at March 31, 2010. Losses from fair value changes included in loans held for sale fee income were $114,000 for the three months ended March 31, 2010. Interest income on loans held for sale is included in interest and fees on loan in the Company’s condensed consolidated statement of operations. See Note 9 for additional disclosures regarding fair value of mortgage loans held for sale.
Note 9: Disclosures About Fair Value of Assets and Liabilities
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
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
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$100,175	$—	$100,175	$—
Equity and other securities	599	599	—	—
Mortgage loans held for sale	2,604	—	2,604	—
Commitments to originate loans	27	—	—	27
Forward sales commitments	59	—	—	59

Total assets	$103,464	$599	$102,779	$86

Liabilities:
Commitments to originate loans	$12	$—	$—	$12
Forward sales commitments	2	—	—	2

Total liabilities	$14	$—	$—	$14

December 31, 2009:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$72,163	$—	$72,163	$—
Equity and other securities	594	594	—	—
Mortgage loans held for sale	8,752	—	8,752	—
Commitments to originate loans	—	—	—	—
Forward sales commitments	283	—	—	283

Total assets	$81,792	$594	$80,915	$283

Liabilities:
Commitments to originate loans	$47	$—	$—	$47
Forward sales commitments	—	—	—	—

Total liabilities	$47	$—	$—	$47

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
	(Unaudited)
	(In thousands)
Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income	62	(226)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of March 31, 2010	$15	$57

Realized and unrealized gains and losses noted in the table above and included in net income for the period ended March 31, 2010 are reported in the condensed consolidated statement of operations in other income.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2010:
Impaired loans, net of reserves	$30,080	$—	$—	$30,080
Foreclosed assets held for sale	1,631	—	—	1,631

Total	$31,711	$—	$—	$31,711

December 31, 2009:
Impaired loans, net of reserves	$28,393	$—	$—	$28,393
Foreclosed assets held for sale	8,231	—	—	8,231

Total	$36,624	$—	$—	$36,624

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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$167,246	$167,246	$96,984	$96,984
Loans, net of allowance for loan losses	507,910	510,558	534,111	536,973
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,085	7,085	7,059	7,059
Interest receivable	2,313	2,313	2,303	2,303

Financial liabilities:
Deposits	661,361	665,513	590,110	593,345
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	15,725	15,725	16,120	16,120
Long-term debt	102,088	95,905	102,088	95,762
Interest payable	2,569	2,569	2,698	2,698

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Note 10: Dividends on Preferred Shares
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009, August 15, 2009, November 15, 2009, February 15, 2010, and May 15, 2010. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of March 31, 2010, the Company had accrued $1,115,000 for dividends and interest on outstanding Preferred Shares.

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
General
     Critical Accounting Policies
Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses and income taxes are deemed critical accounting policies because of the valuation techniques used and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates underlying that policy. Accounting for this critical area requires the most subjective and complex judgments that could be subject to revision as new information becomes available. Further description of our critical accounting policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Results of Operations
Three months ended March 31, 2010 and 2009. Net loss for the quarter ended March 31, 2010, was $873,000 compared to net loss of $8.1 million for the quarter ended March 31, 2009, representing an improvement of $7.2 million, or 89.23%. The loss per share on a diluted basis was $0.41 for the three months ended March 31, 2010, which represented an improvement of 86.42% from diluted loss per share of $3.02 in the same period of 2009. The Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended March 31, 2010, were negative 0.44% and negative 12.04%, compared to negative 3.94% and negative

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
62.43%, respectively, for the same period in 2009, representing improvements of 88.83% and 80.71%, respectively.
The primary factor contributing to the improvement in the current year first quarter compared with the prior year period was a decrease in the provision for loan losses. The provision for loan losses for the three month period ended March 31, 2010 was $250,000, compared to $12.9 million provision for the same period in the prior year, a decrease of $12.7 million, or 98.07%. The decline in the provision for loan losses for the quarter as compared to the prior year quarter was a result of management’s decision in March 2009 to refine its allowance for loan losses methodology to reflect the weakened economic condition, and based on the analysis management made a provision for loan losses of $12.9 million in the first quarter of 2009. Based on a similar analysis as of March 2010, a $250,000 provision for loan losses was deemed necessary.
Net interest income decreased $1.4 million, or 27.54%, for the three month period ended March 31, 2010, as compared to the same period in 2009. The decline in net interest income was a result of a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. Lower average outstanding loan balances have also contributed to the decline in interest income. Average outstanding loan balances for the three month period ended March 31, 2010, as compared to the same period in the prior year, declined by $112.4 million, or 17.22%, as a result of several large loan payoffs, loan foreclosures, and lower loan origination volume as a result of the current economic environment.
Non-interest income decreased $571,000, or 26.31%, for the three month period ended March 31, 2010, as compared to the same period in 2009. The decrease was a result of gains realized on the sale of available-for-sale securities of $346,000 in 2009. There were no securities sold during the first quarter of 2010. The decrease in non-interest income was also a result of a decrease in other income by $107,000, or 43.15%, during the first quarter of 2010, as compared with the first quarter of 2009, due to the effect of recording the net fair value of certain mortgage loan-related commitments. Loans held for sale fee income decreased $65,000, or 8.27%, primarily due to a decrease in the volume of mortgage loans held for sale originations. The decline in loans held for sale fee income was offset by the gains realized on mortgage loans held for sale of $114,000 for the three months ended March 31, 2010 as a result of the Company adopting the fair value option for financial assets and financial liabilities (ASC 825) as of April 1, 2009.
Non-interest expense decreased $706,000, or 10.00%, for the three month period ended March 31, 2010, as compared to the same period in the prior year. The decrease in non-interest expense was attributed to a decrease in the provision for other real estate recorded by the Company for declines in real estate values. The Company recorded a provision of $59,000 for the three month period ended March 31, 2010, as compared to a provision of $918,000 for the same period in 2009. The decrease was partly offset by a higher insurance assessment by Federal Deposit Insurance Corporation (FDIC) for the three month period ended March 31, 2010 as a result of the increase in assessment rates by the FDIC during 2009.
     Net Interest Income
Three months ended March 31, 2010 and 2009. Fully tax equivalent (FTE) net interest income for the three month period ended March 31, 2010, was $3.6 million, a decrease of $1.4 million, or 27.54%, from $5.0 million for the three month period ended March 31, 2009.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
FTE interest income for the current year first quarter was $7.6 million, a decrease of $2.1 million, or 21.32%, from $9.7 million in the prior year first quarter. This decrease was primarily a result of a decline in rates earned on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased 80 basis points to 4.26% during the three month period ending March 31, 2010, compared to 5.06% during the same period in 2009. Another factor contributing to lower interest income was a decrease in the average outstanding balance of loans. The average outstanding balance of loans has decreased by $112.4 million, or 17.22%, as a result of several larger loan payoffs, loan foreclosures, and lower loan origination volume due to the current economic environment. Average available federal funds sold and other short-term investments increased by $48.6 million, or 84.03%. The increase in average federal funds sold and other short-term investments was a result of a decline in average outstanding balance of loans. Interest income on available-for-sale securities decreased $132,000, or 23.28%. As the higher yielding available-for-sale securities were called or matured in 2009 the securities available for investing had lower yields due to the current rate environment, thus resulting in lower interest income.
Interest expense for the current year first quarter was $4.0 million, a decrease of $693,000, or 14.72%, from $4.7 million in the prior year first quarter. This decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, time deposits, other interest-bearing liabilities and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.46% for the three month period ending March 31, 2010, compared to 2.85% in the same period of 2009, a decrease of 39 basis points. Total average interest-bearing liabilities decreased $9.5 million, or 1.42%, to $660.9 million during the first quarter of 2010, compared to $670.5 million during the prior year period. The decrease was attributed to decreases in time deposits, savings and money market deposits, other interest-bearing liabilities and long-term debt. Average time deposits decreased as a result of the Company not renewing $42.0 million in brokered deposits as they matured. The Company worked on replacing brokered funds with core deposits by generating increased interest in our performance checking product and time deposit promotions. Average other interest-bearing liabilities decreased $11.1 million due to an overall decrease in repurchase agreement balances as customers have moved their funds into the Certificate of Deposit Account Registry Service (“CDARS”) program. The decrease in average long-term debt by $5.5 million, or 5.11%, was due to the Company paying off $5.3 million related to Blue Valley Building Corp. debt in June 2009. The decrease in average interest-bearing liabilities was partly offset by an increase in average interest-bearing demand accounts by $41.1 million, or 52.08%, as a result of an increase in the performance checking product.
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

	Three Months Ended March 31,
	2010			2009
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short-term investments	$106,443	$62	0.24%	$57,840	$31	0.22%
Available-for-sale securities – taxable	76,518	435	2.31	53,314	567	4.31
Mortgage loans held for sale	4,205	50	4.82	13,141	156	4.81
Loans, net of unearned discount and fees	540,063	7,083	5.32	652,413	8,943	5.56

Total earning assets	727,229	7,630	4.26	776,708	9,697	5.06

Cash and due from banks – non-interest bearing	37,541			24,461
Allowance for possible loan losses	(19,711)			(13,160)
Premises and equipment, net	16,866			17,903
Other assets	44,872			28,863

Total assets	$806,797			$834,775

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$119,950	$680	2.30%	$78,872	$563	2.89%
Savings and money market deposits	87,817	114	0.53	100,146	131	0.53
Time deposits	335,786	2,244	2.71	357,519	2,969	3.37

Total interest-bearing deposits	543,553	3,038	2.27	536,537	3,663	2.77

Other interest-bearing liabilities	15,875	9	0.23	26,975	17	0.26
Long-term debt	101,500	968	3.87	106,961	1,028	3.90

Total interest-bearing liabilities	660,928	4,015	2.46	670,473	4,708	2.85

Non-interest bearing deposits	80,366			85,300
Other liabilities	5,152			3,224
Stockholders’ equity	60,351			75,778

Total liabilities and stockholders’ equity	$806,797			$834,775

FTE Net interest income/spread		$3,615	1.80%		$4,989	2.21%

FTE Net interest margin			2.02%			2.60%

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Three Months Ended March 31,
	2010 Compared to 2009
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(In thousands)
Federal funds sold and other short-term investments	$(10)	$41	$31
Available-for-sale securities – taxable	(264)	132	(132)
Mortgage loans held for sale	—	(106)	(106)
Loans, net of unearned discount and fees	(387)	(1,473)	(1,860)

Total interest income	(661)	(1,406)	(2,067)

Interest-bearing demand accounts	(116)	233	117
Savings and money market deposits	(1)	(16)	(17)
Time deposits	(580)	(145)	(725)
Other interest-bearing liabilities	(2)	(6)	(8)
Long-term debt	(8)	(52)	(60)

Total interest expense	(707)	14	(693)

Net interest income	$46	$(1,420)	$(1,374)

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
     Provision for Loan Losses
The provision for loan losses recorded for the first quarter of 2010 was $250,000 compared to $12.9 million for the same period of 2009. The significant provision for loan losses recorded during 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and a result of worsening economic conditions in the economy. Economic conditions monitored include, but are not limited to: Johnson County, KS unemployment rate; Johnson County, KS consumer confidence; foreclosure rates; vacancy property rates; stock market performance; inflation; and interest rates. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the recent trend is more prolonged than management anticipates and losses continue to increase we could experience higher than anticipated loan losses in the future.
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
     Non-interest Income

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Loans held for sale fee income	$721	$786
NSF charges and service fees	283	386
Other service charges	454	404
Realized gains on available-for-sale securities	—	346
Other income	141	248

Total non-interest income	$1,599	$2,170

Non-interest income decreased $571,000, or 26.31%, to $1.6 million during the three month period ended March 31, 2010, from $2.2 million during the three month period ended March 31, 2009. The primary reason for the decrease in non-interest income was gains realized on the sale of available-for-sale securities in 2009. In the first quarter of 2009, the Company sold $11.0 million in available-for-sale securities to restructure the investment portfolio for the current rate

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
environment and realized gains on the sale of the securities of $346,000. There were no securities sold during the first quarter of 2010.
Other factors contributing to changes in non-interest income include a decrease in loans held for sale fee income by $65,000 for the three month period ended March 31, 2010. This decrease was primarily due to a decline in the volume of mortgage loans held for sale originations and refinancing. The decline in volume was offset by gains realized on mortgage loans held for sale of $114,000 for the three months ended March 31, 2010 as a result of the Company adopting the fair value option for financial assets and financial liabilities (ASC 825) as of April 1, 2009. NSF charges and service fees decreased by $103,000, or 26.68%, for the three month period ended March 31, 2010, as compared to the same period in 2009. The decrease for the three month period ended March 31, 2010 was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a slight increase in the earnings credit rate they receive on their accounts. Other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $50,000, or 12.38%, for the three month period ended March 31, 2010, as compared to the same period in 2009. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product. Other income decreased $107,000, or 43.15%, for the three month period ended March 31, 2010, as compared to the same period in 2009. The decrease experienced during the first quarter was primarily a result of the Company recording the net fair value of certain mortgage loan-related commitments which resulted in a decrease of other income by $164,000. This was offset by gains realized on the sale of foreclosed assets held for sale during the three months ended March 31, 2010. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
     Non-interest Expense

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Salaries and employee benefits	$2,974	$3,051
Net Occupancy expense	732	736
Other operating expenses	2,647	3,272

Total non-interest expense	$6,353	$7,059

Non-interest expense decreased $706,000, or 10.00%, to $6.4 million during the three month period ended March 31, 2010, compared to $7.1 million during the prior year period. The change was attributed to a decrease in other operating expenses of $625,000, or 19.10%, during the three month period ended March 31, 2010, as compared to the same period in 2009. The decline in other operating expenses was a result of the Company recording a $59,000 provision for other real estate in 2010 compared to $918,000 in 2009 as a result of the decline in real estate values. The decrease was partly offset by a higher deposit insurance assessment by the FDIC as a result of the increase in assessment rates by the FDIC during 2009.
Another factor contributing to the decrease in non-interest expense was a decrease in salaries and employee benefits of $77,000, or 2.52%, during the three month periods ended March 31, 2010. The decrease in salaries and employee benefits was a result of lower commissions paid during the first quarter of 2010, as compared to the prior year period, on mortgage loans originated and sold in the secondary market as a result of decreased origination volume.
     Financial Condition
Total assets for the Company at March 31, 2010, were $844.2 million, an increase of $70.3 million, or 9.08%, compared to $774.0 million at December 31, 2009. Deposits were $661.4 million compared with $590.1 million at December 31, 2009, an increase of $71.3 million, or 12.07%. Stockholders’ equity was $59.6 million at March 31, 2010, compared with $60.6 million at December 31, 2009, a decrease of $1.0 million, or 1.68%.
Investments. Available-for-sale securities at March 31, 2010, totaled $100.8 million, reflecting a 38.51% increase from $72.8 million at December 31, 2009. The increase was a result of the purchase of $45.0 million in available-for-sale securities during the first quarter of 2010. The Company purchased the investments to replace $17.0 million called or matured securities and to invest excess liquidity in higher yielding investments.
Loans Held for Sale. Mortgage loans held for sale at March 31, 2010, totaled $2.6 million, a decrease of $6.2 million, or 70.25%, compared to $8.8 million at December 31, 2009. As of April 1, 2009, the Company elected to carry loans held for sale at fair value. The volume of loans held for sale originated during the first quarter slowed as a result of a slow down in mortgage refinancing due to the slight increase in mortgage rates experienced during the quarter.
Loans. Loans at March 31, 2010, totaled $527.1 million, reflecting a decrease of $27.0 million, or 4.87%, compared to $554.1 million at December 31, 2009. The decrease in the loan portfolio was

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
attributed to several larger loans paying off, the foreclosure of approximately $7.2 million of other real estate properties during 2010, and lower loan originations due to the current economic conditions. The loan to deposit ratio at March 31, 2010, was 79.70% compared to 93.90% at December 31, 2009.
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
Non-Performing Assets

	As of
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	947	4,467	1,327
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	13,094	7,509	13,267
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	16,032	22,252	11,205
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	292	419	344
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	6,692	5,874	8,404
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	63	352	335
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	308	59	6
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	37,428	40,932	34,888

Foreclosed assets held for sale	23,680	13,528	19,434

Total non-performing assets	$61,108	$54,460	$54,322

Total non-performing loans to total loans	7.10%	6.44%	6.30%
Total non-performing loans to total assets	4.43%	4.85%	4.51%
Allowance for loan losses to non-performing loans	51.33%	60.68%	57.33%
Non-performing assets to loans and foreclosed assets held for sale	11.09%	8.39%	9.47%

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-performing loans increased to $37.4 million at March 31, 2010, from $34.9 million at December 31, 2009. The increase in non-performing loans was attributed to an increase in non-performing construction loans by $4.8 million, or 43.08%, from December 31, 2009. This increase was primarily the result of one builder relationship placed on non-accrual during the first quarter of 2010. The increase was partly offset by a decrease in non-performing residential real estate by $1.7 million, primarily the result of the foreclosure on one builder portfolio. The increase in the construction loan portfolio was a result of the continued industry decline in the real estate market and general economy. If the trend continues in the construction and commercial real estate portfolios, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
	2010	2009	2009
		(In thousands)
Balance at Beginning of Period	$20,000	$12,368	$12,368

Loans Charged Off
Commercial loans	134	51	4,713
Commercial real estate loans	—	96	374
Construction loans	853	614	7,716
Home equity loans	100	164	653
Residential real estate loans	80	105	1,480
Lease financing	6	44	109
Consumer loans	—	6	58

Total loans charged-off	1,173	1,080	15,103

Recoveries
Commercial loans	111	52	259
Commercial real estate loans	—	—	123
Construction loans	1	556	592
Home equity loans	—	—	31
Residential real estate loans	2	13	72
Lease financing	6	2	21
Consumer loans	14	—	2

Total recoveries	134	623	1,100

Net Loans Charged Off	1,039	457	14,003

Provision for Loan Losses	250	12,925	21,635

Balance at End of Period	$19,211	$24,836	$20,000

Loans Outstanding
Average	$540,063	$652,413	$608,080
End of period	527,121	635,240	554,111

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	3.56%	3.81%	3.29%
End of period	3.64%	3.91%	3.61%

Ratio of Net Charge-Offs to
Average loans	0.19%	0.07%	2.30%
End of period loans	0.20%	0.07%	2.53%
The allowance for loan losses as a percent of total loans increased slightly to 3.64% as of March 31, 2010, compared to 3.61% as of December 31, 2009.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Deposits. Deposits grew by $71.3 million, or 12.07%, to $661.4 million as of March 31, 2010, compared with $590.1 million at December 31, 2009. The increase was primarily attributed to an increase in time deposits of $61.2 million was a result of the time deposit promotion during the first quarter of 2010 and the increased activity by our customers in the CDARS program. The Company’s subsidiary, Bank of Blue Valley (the “Bank”), is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The increase in time deposits from the promotions during the first quarter was partially offset by a decrease in brokered time deposits as $10.1 million were not renewed as they matured during 2010. The increase in savings, NOW and money market deposits of $11.9 million, or 5.83%, was specifically due to growth experienced in our performance checking accounts. The performance checking product has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH direct deposit each statement cycle. The Company realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Company.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 65.00% and 69.76% of our total deposits at March 31, 2010, and December 31, 2009, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 68.38% at March 31, 2010, and 74.11% at December 31, 2009. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. If needed, FHLBank borrowings are used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at March 31, 2010, approximately $24.3 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at March 31, 2010, was approximately $40.7 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
The Company also uses the brokered market as a source of liquidity. As of March 31, 2010, excluding CDARS as described above, the Company had approximately $35.6 million in brokered deposits compared to $45.6 million at December 31, 2009, a decrease of $10.0 million, or 22.05%. The decrease in brokered deposits was the result of the Company not renewing the deposits as they mature.
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company deferred the payment of interest related to trust preferred securities of BVBC Capital Trust III due March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 and the payment of interest related to trust preferred securities of BVBC Capital Trust II due on April, 24, 2009, July 24, 2009, October 24, 2009, January 24, 2010 and April 24, 2010. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury on May 15, 2009, August 15, 2009, November 15, 2009, February 15, 2010 and May 15, 2010. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of March 31, 2010, the Company has accrued $2.1 million for dividends and interest on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be impaired without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.
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
Capital. At March 31, 2010, our total stockholders’ equity was $59.6 million and our equity to asset ratio was 7.06%. At March 31, 2010, our Tier 1 capital ratio was 11.41% compared to 11.26% at December 31, 2009, while our total risk-based capital ratio was 12.68% compared to 12.54% at December 31, 2009. As of March 31, 2010, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At March 31, 2010, the Bank’s Tier 1 capital ratio was 11.61% compared to 11.39% at December 31, 2009, while our total risk-based capital ratio was 12.88% compared to 12.67% at December 31, 2009. As of March 31, 2010, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2010 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	17.76%	(9.37)%
Base Rate Scenario	—	—
200 basis point decline	8.44%	0.49%
The above table indicates that, at March 31, 2010, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
its net interest margin in an increasing or decreasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities – long-term FHLB advances and existing time deposits – would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at March 31, 2010, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity due to the estimated loss of liabilities and assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a slight increase in the economic value of our equity as the change in estimated gain on assets exceeds the estimated loss on liabilities in this interest rate scenario. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Blue Valley Ban Corp.
Date: May 12, 2010	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2010	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)