Form 10-Q
period 2010-06-30
BLUE VALLEY BAN CORP
filed 2010-08-10
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of June 30, 2010 the registrant had 2,819,295 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information

Item 1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
August 10, 2010
See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$29,580	$32,126
Interest-bearing deposits in other financial institutions	116,597	64,858

Cash and cash equivalents	146,177	96,984

Available-for-sale securities	106,759	72,757
Mortgage loans held for sale, fair value	4,784	8,752

Loans, net of allowance for loan losses of $18,690 and $20,000 in 2010 and 2009, respectively	498,238	534,111

Premises and equipment, net	16,586	16,930
Foreclosed assets held for sale, net	22,738	19,435
Interest receivable	2,240	2,303
Deferred income taxes	10,148	9,480
Income taxes receivable	–	2,746
Prepaid expenses and other assets	2,958	2,803
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,111	7,059
Core deposit intangible asset, at amortized cost	536	607

Total assets	$818,275	$773,967

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES

Deposits
Demand	$90,831	$91,158
Savings, NOW and money market	208,251	204,245
Time	333,376	294,707

Total deposits	632,458	590,110

Other interest-bearing liabilities	18,640	16,120
Long-term debt	102,088	102,088
Interest payable and other liabilities	6,303	5,046

Total liabilities	759,489	713,364

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2010 – 21,750 shares; 2009 – 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2010 – 2,819,295 shares; 2009 – 2,817,650 shares	2,819	2,818
Additional paid-in capital	38,167	37,975
Retained earnings	17,056	19,685
Accumulated other comprehensive income, net of income tax of $481 in 2010 and $69 in 2009	722	103

Total stockholders’ equity	58,786	60,603

Total liabilities and stockholders’ equity	$818,275	$773,967

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2010 and 2009
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$6,969	$8,694	$14,102	$17,793
Federal funds sold and other short-term investments	63	32	125	63
Available-for-sale securities	600	471	1,035	1,038

Total interest income	7,632	9,197	15,262	18,894

INTEREST EXPENSE
Interest-bearing demand deposits	585	696	1,265	1,259
Savings and money market deposit accounts	112	120	226	251
Other time deposits	2,212	2,802	4,456	5,771
Federal funds purchased and other interest-bearing liabilities	12	15	21	32
Long-term debt, net	988	1,083	1,956	2,111

Total interest expense	3,909	4,716	7,924	9,424

NET INTEREST INCOME	3,723	4,481	7,338	9,470

PROVISION FOR LOAN LOSSES	1,200	–	1,450	12,925

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	2,523	4,481	5,888	(3,455)

NON-INTEREST INCOME
Loans held for sale fee income	663	558	1,384	1,344
Service fees	796	832	1,533	1,622
Realized gains on available-for-sale securities	95	–	95	346
Other income	257	1,140	398	1,388

Total non-interest income	1,811	2,530	3,410	4,700

NON-INTEREST EXPENSE
Salaries and employee benefits	2,862	3,095	5,836	6,146
Net occupancy expense	668	697	1,400	1,433
Other operating expense	2,696	2,895	5,343	6,167

Total non-interest expense	6,226	6,687	12,579	13,746

INCOME (LOSS) BEFORE INCOME TAXES	(1,892)	324	(3,281)	(12,501)
PROVISION (BENEFIT) FOR INCOME TAXES	(680)	118	(1,196)	(4,602)

NET INCOME (LOSS)	(1,212)	206	(2,085)	(7,899)

DIVIDENDS ON PREFERRED STOCK	272	271	544	483

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,484)	$(65)	$(2,629)	$(8,382)

BASIC EARNINGS (LOSS) PER SHARE	$(0.54)	$(0.02)	$(0.95)	$(3.04)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.54)	$(0.02)	$(0.95)	$(3.04)

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’Equity
Six Months Ended June 30, 2010 and 2009
(In thousands, except share data)
(Unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 14,900 shares of restricted stock, net of forfeiture		–	15	269	–	–	284
Issuance of 2,495 shares common stock for the employee stock purchase plan		–	2	60	–	–	62
Dividend on preferred stock		–	–	–	(483)	–	(483)
Net loss	$(7,899)	–	–	–	(7,899)	–	(7,899)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(363)	(545)	–	–	–	–	(545)	(545)

	$(8,444)

BALANCE, JUNE 30, 2009		$22	$2,777	$37,995	$26,958	$106	$67,858

BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 4,800 shares of restricted stock, net of forfeiture of 6,620 shares		–	(2)	160	–	–	158
Issuance of 3,465 shares common stock for the employee stock purchase plan		–	3	32	–	–	35
Dividends on preferred stock		–	–	–	(544)	–	(544)
Net loss	$(2,085)	–	–	–	(2,085)	–	(2,085)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $412	619	–	–	–	–	619	619

	$(1,466)

BALANCE, JUNE 30, 2010		$22	$2,819	$38,167	$17,056	$722	$58,786

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(In thousands)

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,085)	$(7,899)
Adjustments to reconcile net loss to net cash flow
From operating activities:
Depreciation and amortization	522	795
Amortization (accretion) of premiums and discounts on available-for-sale securities	(29)	48
Provision for loan losses	1,450	12,925
Provision for foreclosed assets held for sale	178	918
Deferred income taxes	(1,080)	(1,839)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(52)	(48)
Gain on sale of available-for-sale securities	(95)	(346)
Net gain on sale of foreclosed assets	(41)	(242)
Restricted stock earned and forfeited	158	284
Compensation expense related to the Employee Stock Purchase Plan (ESPP)	1	4
Originations of loans held for sale	(48,189)	(122,598)
Proceeds from the sale of loans held for sale	52,348	117,032
Realized (gain) loss on loans held for sale fair value adjustment	(191)	321
Changes in
Interest receivable	63	628
Net fair value of loan related commitments	179	(400)
Prepaid expenses and other assets	2,372	(169)
Interest payable and other liabilities	752	1,491

Net cash provided by operating activities	6,261	905

CASH FLOWS FROM INVESTING ACTIVITIES
Net collection of loans	26,052	31,791
Proceeds from the sale of loan participations	32	2,546
Purchase of premises and equipment	(107)	(21)
Proceeds from the sale of foreclosed assets, net of expenses	4,899	8,634
Purchases of available-for-sale securities	(69,942)	(60,749)
Proceeds from maturities of available-for-sale securities	32,000	51,000
Proceeds from sale of available-for-sale securities	5,095	11,346
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	–	(521)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	–	1,451

Net cash provided by (used in) investing activities	(1,971)	45,477

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	3,679	13,113
Net increase in time deposits	38,669	2,568
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	2,520	(7,819)
Repayments of long-term debt	–	(5,396)
Discount on repayment of long-term debt	–	(100)
Dividends paid on preferred stock	–	(212)
Net proceeds from the sale of additional stock through ESPP and stock options exercised	35	62

Net cash provided by financing activities	44,903	2,216

Increase in cash and cash equivalents	49,193	48,598
Cash and cash equivalents, beginning of period	96,984	44,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,177	$93,571

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(In thousands)

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	7,565	9,130
Income taxes, net of refunds	(2,747)	(3,292)
Noncash investing and financing activities:
Transfer of loans to foreclosed property	8,339	17,297
Restricted stock issued, net of forfeitures	(2)	15
Preferred dividends accrued but not paid	544	271
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2010, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2010 and 2009, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.
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
Note 2: Recent and Future Accounting Pronouncements
On June 12, 2009, the Financial Accounting Standards Board (FASB) issued revisions to Accounting Standards Codification (ASC) 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). There was no impact on the Company’s consolidated financial statements from the adoption of this update.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 2: Recent and Future Accounting Pronouncements (Continued)
This update is effective for annual reporting periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter (effective January 1, 2010 for the Company). There was no impact on the Company’s consolidated financial statements from the adoption of this update.
On January 10, 2010, the FASB issued Accounting Standards Update (ASU) 2010-06. This ASU amends ASC 820, Fair Value Measurements, and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures regarding purchases, sales, issuances and settlements related to Level 3 fair value measurements. Additionally, the update clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU also amends guidance on employers’ disclosures about post retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major classes of assets. The ASU is generally effective for the first reporting period beginning after December 15, 2009 (effective January 1, 2010 for the Company). The only exception is the requirement to provide the Level 3 activity on a gross basis, which has an effective date for fiscal year ends beginning after December 15, 2010. Early adoption is permitted. There was no impact on the Company’s consolidated financial statements from the adoption of this update.
On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB ASC Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.
Existing disclosures are amended to require an entity to provide a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method. For each disaggregated ending balance in the rollforward schedule, the related recorded investment in financing receivables must be disclosed. The disclosure would include the nonaccrual status of financing receivables by class of financing receivables, as well as the impaired financing receivables by class of financing receivables.
The amendments in the ASU also require an entity to provide the following additional disclosures about its financing receivables: (1) the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment.
For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Upon adoption, management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 3: Earnings Per Share
Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings (loss) for the three months and six months ended June 30, 2010 and 2009 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)
Net income (loss)	$(1,212)	$206	$(2,085)	$(7,899)
Preferred dividends	(272)	(271)	(544)	(483)

Net loss available to common stockholders	$(1,484)	$(65)	$(2,629)	$(8,382)

Average common shares outstanding	2,772,944	2,755,900	2,768,064	2,752,913
Average common share stock options outstanding and restricted stock (B)	11,205	6,923	14,851	8,083

Average diluted common shares (B)	2,784,149	2,762,823	2,782,915	2,760,996

Basic loss per share	$(0.54)	$(0.02)	$(0.95)	$(3.04)

Diluted loss per share (A)	$(0.54)	$(0.02)	$(0.95)	$(3.04)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at June 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 33,875 and 50,725 shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government sponsored agencies	$104,956	$1,193	$—	$106,149
Equity and other securities	600	10	—	610

	$105,556	$1,203	$—	$106,759

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government sponsored agencies	$71,984	$338	$(159)	$72,163
Equity and other securities	600	—	(6)	594

	$72,584	$338	$(165)	$72,757

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$10,000	$10,000
Due after one through five years	82,960	83,941
Due after five years through ten years	11,996	12,208
Due after ten years	—	—

Total	104,956	106,149
Equity and other securities	600	610

	$105,556	$106,759

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $24,001,000 and $24,160,000 at June 30, 2010 and $16,995,000 and $17,117,000 at December 31, 2009. Securities pledged as collateral to secure public deposits were in excess of public deposits held by the Company as of June 30, 2010 and December 31, 2009.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At June 30, 2010 and at December 31, 2009, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Balance	$18,550	$15,417
Carrying value of securities pledged to secure agreements to repurchase at period end	23,328	29,182
Average balance during the period of securities sold under agreements to repurchase	16,562	22,546
Maximum amount outstanding at any month-end during the period	18,550	25,189
Gross gains of $95,000 and $346,000 were realized for the six months ended June 30, 2010 and 2009, respectively, and no gross losses were realized for the six months ended June 30, 2010 and 2009, respectively, from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2010 and December 31, 2009, was $0 and $20,426,000, which is approximately 0.0% and 28.0% of the Company’s available-for-sale investment portfolio.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

June 30, 2010
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 5: Short-Term Debt
The Company has a line of credit with the Federal Home Loan Bank which is collateralized by various assets including mortgage-backed loans. At June 30, 2010 and December 31, 2009, there was no outstanding balance on the line of credit. The variable interest rate was 0.20% on June 30, 2010 and 0.18% on December 31, 2009. At June 30, 2010 approximately $11,903,000 was available.
The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At June 30, 2010 and December 31, 2009, there was no outstanding balance on the line of credit. The line of credit bears a variable interest rate of federal funds rate plus 75 basis points and at June 30, 2010 approximately $35,794,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
Note 6: Long-Term Debt
Long-term debt at June 30, 2010 and December 31, 2009, consisted of the following components:

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances (A)	$82,500	$82,500
Subordinated Debentures — BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$102,088	$102,088

(A)	Due in 2011, 2012, 2013, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans. The interest rates on the advances range from 2.62% to 5.03%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2010, approximately $11,903,000 was available.

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.59% at June 30, 2010 and 3.53% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at LIBOR + 1.60% (2.13% at June 30, 2010 and 1.85% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 6: Long-Term Debt (Continued)
At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009 through July 24, 2010 for BVBC Capital Trust II and March 31, 2009 through June 30, 2010 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period. As of June 30, 2010, the Company had accrued $1,163,000 for interest on outstanding trust preferred securities.
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
Aggregate annual maturities of long-term debt at June 30, 2010 are as follows:

(In thousands)
July 1 to December 31, 2010	$—
2011	7,500
2012	15,000
2013	20,000
2014	—
Thereafter	59,588

$102,088

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 7: Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded no change in other assets, a decrease in other liabilities of $8,000 and an increase in other income of $8,000 for the three month period ended June 30, 2010. The Company recorded an increase in other assets of $26,000, a decrease in other liabilities of $44,000, and an increase in other income of $70,000 for the six month period ended June 30, 2010.
Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded a decrease in other assets of $21,000, an increase in other liabilities of $2,000 and a decrease in other income of $23,000 for the three month period ended June 30, 2010. The Company recorded a decrease in other assets of $245,000, an increase in other liabilities of $4,000, and a decrease in other income of $249,000 for the six month period ended June 30, 2010.
Total mortgage loans in the process of origination amounted to $3,744,000 at June 30, 2010. Related forward commitments to sell mortgage loans amounted to approximately $4,784,000 at June 30, 2010.
The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2010, is disclosed in Note 9, Disclosures About Fair Value of Assets and Liabilities.
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
In accordance with ASC 825, the Company has elected to measure loans held for sale at fair value. Loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing release. These loans are sold prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). It is management’s opinion given the short-term nature of

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 8: Fair Value Option (Continued)
these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.
The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was $80,000 at June 30, 2010. Gains from fair value changes included in loans held for sale fee income were $77,000 and $191,000 for the three and six months ended June 30, 2010. Interest income on loans held for sale is included in interest and fees on loan in the Company’s condensed consolidated statement of operations. See Note 9 for additional disclosures regarding fair value of mortgage loans held for sale.
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
Six Months Ended June 30, 2010 and 2009
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
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
June 30, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$106,149	$–	$106,149	$–
Equity and other securities	610	610	–	–
Mortgage loans held for sale	4,784	–	4,784	–
Commitments to originate loans	26	–	–	26
Forward sales commitments	38	–	–	38

Total assets	$111,607	$610	$110,933	$64

Liabilities:
Commitments to originate loans	$3	$–	$–	$3
Forward sales commitments	4	–	–	4

Total liabilities	$7	$–	$–	$7

December 31, 2009:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$72,163	$–	$72,163	$–
Equity and other securities	594	594	–	–
Mortgage loans held for sale	8,752	–	8,752	–
Commitments to originate loans	–	–	–	–
Forward sales commitments	283	–	–	283

Total assets	$81,792	$594	$80,915	$283

Liabilities:
Commitments to originate loans	$47	$–	$–	$47
Forward sales commitments	–	–	–	–

Total liabilities	$47	$–	$–	$47

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
	(Unaudited)
	(In thousands)
Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income	70	(249)
Included in other comprehensive income	–	–
Transfers in and/or out due to changes in significant inputs	–	–

Balance as of June 30, 2010	$23	$34

Realized and unrealized gains and losses noted in the table above and included in net income for the period ended June 30, 2010 are reported in the condensed consolidated statement of operations in other income.
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
Six Months Ended June 30, 2010 and 2009
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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
June 30, 2010:
Impaired loans, net of reserves	$32,202	$–	$–	$32,202
Foreclosed assets held for sale	816	–	–	816

Total	$33,018	$–	$–	$33,018

December 31, 2009:
Impaired loans, net of reserves	$28,393	$–	$–	$28,393
Foreclosed assets held for sale	8,231	–	–	8,231

Total	$36,624	$–	$–	$36,624

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
Six Months Ended June 30, 2010 and 2009
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
Six Months Ended June 30, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$146,177	$146,177	$96,984	$96,984
Loans, net of allowance for loan losses	498,238	500,009	534,111	536,973
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,111	7,111	7,059	7,059
Interest receivable	2,240	2,240	2,303	2,303

Financial liabilities:
Deposits	632,458	635,742	590,110	593,345
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	18,640	18,640	16,120	16,120
Long-term debt	102,088	96,955	102,088	95,762
Interest payable	3,056	3,056	2,698	2,698

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	–	–	–	–
Letters of credit	–	–	–	–
Lines of credit	–	–	–	–
Note 10: Dividends on Preferred Shares
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. The dividend payment due on August 15, 2010 will be the sixth dividend payment deferred by the Company. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of June 30, 2010, the Company had accrued $1,402,000 for dividends and interest on outstanding Preferred Shares.

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
Results of Operations
Three months ended June 30, 2010 and 2009. Net loss for the quarter ended June 30, 2010, was $1.2 million compared to net income of $206,000 for the quarter ended June 30, 2009, representing a decrease of $1.4 million, or 688.35%. The loss per share on a diluted basis was $0.54 for the three months ended June 30, 2010, compared to diluted loss per share of $0.02 in the same period of 2009. The Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended June 30, 2010, were negative 0.59% and negative 15.90%, compared

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
to 0.10% and negative 0.57%, respectively, for the same period in 2009, representing decreases of 690.00% and 2,689.47%, respectively.
The primary factor contributing to the net loss in the current year second quarter compared with the prior year period was an increase in the provision for loan losses. The provision for loan losses for the three month period ended June 30, 2010 was $1.2 million, compared to no provision for the same period in the prior year. The increase in the provision for loan losses was a result of one construction and one commercial credit relationship which experienced deterioration in credit quality during the period. In addition, the Company increased the general reserves required due to changes in economic conditions reviewed and analyzed by the Company on a monthly basis.
Net interest income decreased $758,000, or 16.92%, for the three month period ended June 30, 2010, as compared to the same period in 2009. The decline in net interest income was a result of a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. Lower average outstanding loan balances have also contributed to the decline in interest income. Average outstanding loan balances for the three month period ended June 30, 2010, as compared to the same period in the prior year, declined by $91.4 million, or 14.81%, as a result of several large loan payoffs, loan foreclosures, and lower loan origination volume as a result of the current economic environment. The decline in interest income was partly offset by lower interest expense. As market rates have declined, the rates paid on deposits have also declined.
Non-interest income decreased $719,000, or 28.42%, for the three month period ended June 30, 2010, as compared to the same period in 2009. The decrease was a result of a decrease in other income by $883,000, or 77.46%, during the second quarter of 2010, as compared with the second quarter of 2009, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of certain mortgage loan-related commitments recorded for the three months ended June 30, 2010 was a loss of $15,000 compared to a $400,000 net gain adjustment recorded for the same period in 2009. In addition, other income has declined as a result of lower gains realized on foreclosed assets held for sale as compared to the same period in the prior year.
Non-interest expense decreased $461,000, or 6.89%, for the three month period ended June 30, 2010, as compared to the same period in the prior year. The decrease in non-interest expense was attributed to the decrease in salaries and employee benefits of $233,000, or 7.53%. The salaries and employee benefits expense decreased due to lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of the decreased origination and refinancing volume and the change in the commission structure for each loan originated and sold. In addition, other operating expense decreased $199,000, or 6.87%, due to lower expense related to the insurance assessment by Federal Deposit Insurance Corporation (FDIC) for the three month period ended June 30, 2010. During the second quarter of 2009, the FDIC imposed a special assessment on each FDIC-insured depository institution’s assets less its Tier 1 Capital as of June 30, 2009. The FDIC has not imposed a special assessment thus far in 2010. In addition, the Company incurred approximately $105,000 in expenses related to the payoff of long term debt in June 2009.
Six months ended June 30, 2010 and 2009. Net loss for the six months ended June 30, 2010, was $2.1 million, compared to net loss of $7.9 million for the six months ended June 30, 2009, representing an improvement of $5.8 million, or 73.60%. Diluted loss per share was negative

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
$0.95 during the six months ended June 30, 2010, compared to negative $3.04 in the same period of 2009, an improvement of 68.75%. The Company’s annualized return on average assets and average stockholders’ equity for the six month period ended June 30, 2010, were negative 0.51% and negative 13.95%, compared to negative 1.92% and negative 33.29%, respectively, for the same period in 2009, improvement of 73.44% and 58.10%, respectively.
The primary factor contributing to the improvement in the current results for the six month period ended June 30, 2010, as compared to the prior year period, was a decrease in the provision for loan losses. The provision for loan losses for the six month period ended June 30, 2010 was $1.5 million, compared to $12.9 million for the same period in the prior year, a decrease of $11.4 million, or 88.78%. The decline in the provision for loan losses was a result of management’s decision in March of 2009 to refine its allowance for loan losses methodology to reflect the weakened economic conditions, and based on the analysis management made a provision of $12.9 million in the first quarter of 2009. Based on similar analysis in 2010, a $1.5 million provision for loan losses was deemed necessary.
Net interest income declined $2.1 million, or 22.51%, for the six month period ended June 30, 2010, as compared to the same period in 2009. The decrease in net interest income was a result of a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. Lower average outstanding loan balances have also contributed to the decline in interest income. Average outstanding loan balances for the six month period ended June 30, 2010, as compared to the same period in the prior year, declined $101.8 million, or 16.04%, as a result of several large loan payoffs, loan foreclosures, and lower loan origination volume as a result of the current economic environment. The decline in interest income was offset by lower interest expense. As market rates have declined, the rates paid on deposits have also declined.
Non-interest income declined by $1.3 million, or 27.45%, for the six month period ended June 30, 2010. This was the result of a decrease in other income of $990,000, or 71.33%, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The effect of recording the net fair value of certain mortgage loan-related commitments was a loss of $178,000 for the six month period ended June 30, 2010, compared to a gain of $400,000 for the same period in the prior year. Other income also declined as a result of lower gains realized on the sale of foreclosed assets held for sale as compared to the prior year period. In addition, the decrease in non-interest income was a result of lower gains realized on the sale of available-for-sale securities by $251,000, or 72.54%. There were $5.0 million securities sold during 2010 compared to $11.0 million in 2009.
Non-interest expense decreased $1.2 million, or 8.49%, for the six month period ended June 30, 2010, as compared to the same period in 2009. The decrease was attributed to a decrease in the provision for other real estate recorded by the Company for declines in real estate values. The Company recorded a provision of $178,000 for the six month period ended June 30, 2010, as compared to a provision of $918,000 for the same period in 2009. Also contributing to the decrease in non-interest expense was a decline in salaries and employee benefits by $310,000, or 5.04%, as a result of lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of decreased origination volume and a change in the commission structure for each loan originated and sold. The decrease was partly offset by a higher insurance assessment by the Federal Deposit Insurance Corporation (FDIC) for the six month period ended June 30, 2010 as a result the increase in assessment rates by the FDIC in 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Three months ended June 30, 2010 and 2009. Fully tax equivalent (FTE) net interest income for the three month period ended June 30, 2010, was $3.7 million, a decrease of $758,000, or 16.92%, from $4.5 million for the three month period ended June 30, 2009.
FTE interest income for the current year second quarter was $7.6 million, a decrease of $1.6 million, or 17.02%, from $9.2 million in the prior year second quarter. This decrease was primarily a result of a decline in rates earned on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased 81 basis points to 4.09% during the three month period ending June 30, 2010, compared to 4.90% during the same period in 2009. Another factor contributing to lower interest income was a decrease in the average outstanding balance of loans. The average outstanding balance of loans has decreased by $91.4 million, or 14.81%, as a result of several larger loan payoffs, loan foreclosures, and lower loan origination volume due to the current economic environment. Average available federal funds sold and other short-term investments increased by $46.7 million, or 70.00%. The increase in average federal funds sold and other short-term investments was a result of a decline in average outstanding balance of loans. Interest income on available-for-sale securities increased $129,000, or 27.39%, as a result of an increase in the average balance of available-for-sale securities by $47.4 million, or 81.90%, over the same period in the prior year. The Company invested excess funds from deposit funding and loan collections into available-for-sale securities.
Interest expense for the current year second quarter was $3.9 million, a decrease of $807,000, or 17.11%, from $4.7 million in the prior year second quarter. This decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.32% for the three month period ending June 30, 2010, compared to 2.83% in the same period of 2009, a decrease of 51 basis points. Total average interest-bearing liabilities increased $8.6 million, or 1.29%, to $676.2 million during the second quarter of 2010, compared to $667.6 million during the prior year period. The increase was attributed to an increase in average interest-bearing demand accounts by $30.7 million, or 32.08%, as a result of an increase in the performance checking product. The increase was offset by decreases in time deposits, savings and money market deposits, other interest-bearing liabilities and long-term debt. Average time deposits decreased $5.6 million, or 1.60%, as a result of the Company not renewing brokered deposits as they matured. The Company worked on replacing brokered funds with core deposits by generating increased interest in our performance checking product and time deposit promotions. Average other interest-bearing liabilities decreased $6.6 million due to an overall decrease in repurchase agreement balances as customers have moved their funds into the Certificate of Deposit Account Registry Service (“CDARS”) program. The decrease in average long-term debt by $3.7 million, or 3.51%, was due to the Company paying off $5.3 million related to Blue Valley Building Corp. debt in June 2009.
Six months ended June 30, 2010 and 2009. FTE net interest income for the six month period ended June 30, 2010, was $7.3 million, a decrease of $2.1 million, or 22.51%, from $9.5 million for the six month period ended June 30, 2009.
FTE interest income for the six months ended June 30, 2010, was $15.3 million, a decrease of $3.6 million, or 19.22%, from $18.9 million for the six months ended June 30, 2009. This decrease was

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
a result of an overall decrease in rates earned on average earning assets and a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased by 81 basis points to 4.17% for the period ending June 30, 2010, compared to 4.98% for the prior year period. Another factor contributing to lower interest income was a decrease in the average outstanding balance of loans. The average balance of loans has decreased by $101.8 million, or 16.04%, as a result of several larger loan payoffs, loan foreclosures, and lower loan origination volume due to the current economic environment. Average available federal funds sold and other short-term investments increased $47.7 million, or 76.48%. The increase in average federal funds sold and other short-term investments was a result of a decline in average outstanding balance of loans along with the increase in the Company’s deposit funding.
Interest expense for the six month period ended June 30, 2010, was $7.9 million, a decrease of $1.5 million, or 15.92%, from $9.4 million in the same period of the prior year. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on interest-bearing demand accounts, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased 45 basis points to 2.39% during the six month period ending June 30, 2010, compared to 2.84% during the same period in 2009. Average interest-bearing liabilities decreased $868,000, or 0.13%, to $668.6 million during the six month period ending June 30, 2010, compared to $669.5 million during the prior year period. Average interest-bearing demand deposits increased $35.8 million, or 41.07%, as a result of growth experienced in balances of our performance checking product. This increase was offset by decreases in average time deposits of $13.6 million, or 3.86%, as a result of the Company not renewing $41.0 million in brokered deposits as they matured. The Company worked on replacing brokered funds with core deposits by generating increased interest in performance checking product and time deposit promotions. Average other interest-bearing liabilities decreased $8.9 million, or 34.20%, due to an overall decrease in repurchase agreement balances as customers have moved their funds into Certificate of Deposit Account Registry Service (“CDARS”) program. The decrease in average long-term debt by $5.0 million, or 4.67%, was due to the Company paying off $5.3 million related to Blue Valley Building Corp. debt in June 2009.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Average Balances, Yields and Rates

	Six Months Ended June 30,
	2010			2009
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short-term investments	$109,962	$125	0.23%	$62,309	$63	0.20%
Available-for-sale securities — taxable	90,959	1,035	2.29	55,600	1,038	3.76
Mortgage loans held for sale	3,950	95	4.85	12,302	290	4.75
Loans, net of unearned discount and fees	532,859	14,007	5.30	634,686	17,503	5.56

Total earning assets	737,730	15,262	4.17	764,897	18,894	4.98

Cash and due from banks — non-interest bearing	37,436			32,589
Allowance for possible loan losses	(19,326)			(18,450)
Premises and equipment, net	16,778			18,709
Other assets	45,514			32,246

Total assets	$818,132			$829,991

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$123,119	$1,265	2.07%	$87,275	$1,259	2.91%
Savings and money market deposits	87,457	226	0.52	96,729	251	0.52
Time deposits	339,471	4,456	2.65	353,086	5,771	3.30

Total interest-bearing deposits	550,047	5,947	2.18	537,090	7,281	2.73

Other interest-bearing liabilities	17,039	21	0.25	25,894	32	0.25
Long-term debt	101,500	1,956	3.89	106,470	2,111	4.00

Total interest-bearing liabilities	668,586	7,924	2.39	669,454	9,424	2.84

Non-interest bearing deposits	83,683			84,185
Other liabilities	6,089			3,830
Stockholders’ equity	59,774			72,522

Total liabilities and stockholders’ equity	$818,132			$829,991

FTE Net interest income/spread		$7,338	1.78%		$9,470	2.14%

FTE Net interest margin			2.01%			2.50%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
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
Changes in Interest Income and
Expense Volume and Rate Variances

	Six Months Ended June 30,
	2010 Compared to 2009
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
	(In thousands)
Federal funds sold and other short-term investments	$8	$54	$62
Available-for-sale securities — taxable	(406)	403	(3)
Mortgage loans held for sale	6	(201)	(195)
Loans, net of unearned discount and fees	(822)	(2,674)	(3,496)

Total interest income	(1,214)	(2,418)	(3,632)

Interest-bearing demand accounts	(363)	369	6
Savings and money market deposits	(2)	(23)	(25)
Time deposits	(1,135)	(180)	(1,315)
Other interest-bearing liabilities	—	(11)	(11)
Long-term debt	(58)	(97)	(155)

Total interest expense	(1,558)	58	(1,500)

Net interest income	$344	$(2,476)	$(2,132)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
The provision for loan losses recorded for the second quarter of 2010 was $1.2 million compared to no provision in the same period of 2009. The increase in the provision for loan losses for the second quarter was a result of one construction and one commercial credit relationship which experienced deterioration in credit quality during the period. In addition, the Company increased the general reserves required due to changes in economic conditions reviewed and analyzed by the Company on a monthly basis. For the six months ended June 30, 2010 and 2009, the provision for loan losses was $1.5 million and $12.9 million, respectively. The significant provision for loan losses recorded during 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and a result of worsening economic conditions in the economy. Economic conditions monitored include, but are not limited to: Johnson County, KS unemployment rate; Johnson County, KS consumer confidence; foreclosure rates; vacancy property rates; stock market performance; inflation; and interest rates. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the recent trend is more prolonged than management anticipates and losses continue to increase we could experience higher than anticipated loan losses in the future.
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
Non-interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Loans held for sale fee income	$663	$558	$1,384	$1,344
NSF charges and service fees	295	389	578	775
Other service charges	501	443	955	847
Realized gains on available-for-sale securities	95	—	95	346
Other income	257	1,140	398	1,388

Total non-interest income	$1,811	$2,530	$3,410	$4,700

Non-interest income decreased $719,000, or 28.42%, to $1.8 million during the three month period ended June 30, 2010, from $2.5 million during the three month period ended June 30, 2009. Non-interest income for the six month period ended June 30, 2010, was $3.4 million, a decrease of $1.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
million, or 27.45%, from $4.7 million for the six months ended June 30 2009. The primary reason for the decrease in non-interest income was a decrease in other income of $883,000, or 77.46%, and $990,000, or 71.33%, for the three and six month periods ended June 30, 2010, as compared to the same periods in 2009. The decrease was primarily a result of the Company recording the net fair value of certain mortgage loan-related commitments. The effect of recording the net fair value of certain mortgage loan-related commitments to other income was a loss of $15,000 and a gain of $400,000 for the three month period ended June 30, 2010 and 2009, respectively and a loss of $178,000 and a gain of $400,000 for the six month period ended June 30, 2010 and 2009, respectively. Other income also declined due to lower gains realized on the sale of foreclosed assets held for sale as compared to the prior year period.
Other factors contributing to changes in non-interest income include an increase in loans held for sale fee income of $105,000, or 18.82% and $40,000, or 2.98%, for the three and six month periods ended June 30, 2010. This increase was primarily due to the gains realized on mortgage loans held for sale of $77,000 and $191,000 for the three and six month periods ended June 30, 2010, as compared to a loss of $321,000 for the same periods in 2009 as a result of the Company adopting the fair value option for financial assets and financial liabilities (ASC 825) as of April 1, 2009. The increase was partially offset by a decline in the volume of mortgage loans held for sale originations and refinancing. NSF charges and service fees decreased by $94,000, or 24.16%, and $197,000, or 25.42%, for the three and six month periods ended June 30, 2010, as compared to the same periods in 2009. The decrease was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a slight increase in the earnings credit rate they receive on their accounts. Other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $58,000, or 13.09%, and $108,000, or 12.75%, for the three and six month periods ended June 30, 2010, as compared to the same periods in 2009. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.
Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Salaries and employee benefits	$2,862	$3,095	$5,836	$6,146
Net occupancy expense	668	697	1,400	1,433
Other operating expenses	2,696	2,895	5,343	6,167

Total non-interest expense	$6,226	$6,687	$12,579	$13,746

Non-interest expense decreased $461,000, or 6.89%, to $6.2 million during the three month period ended June 30, 2010, compared to $6.7 million during the prior year period. For the six month period ended June 30, 2010, non-interest expense decreased $1.2 million, or 8.49%, to $12.6 million compared to $13.7 million in the prior year period. The change was attributed to a decrease in other operating expenses of $199,000, or 6.87%, and $824,000, or 13.36%, during the three and six month periods ended June 30, 2010, as compared to the same period in 2009. The decline in other operating expenses was a result of the Company recording a $178,000 provision for other real estate in 2010 compared to $918,000 in 2009 as a result of the decline in real estate values. In addition, the Company incurred approximately $105,000 in expenses related to the payoff of long

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
term debt in June 2009. The decrease was partly offset by a higher deposit insurance assessment by the FDIC as a result of the increase in assessment rates by the FDIC during 2009.
Another factor contributing to the decrease in non-interest expense was a decrease in salaries and employee benefits of $233,000, or 7.53%, and $310,000, or 5.04%, during the three and six month periods ended June 30, 2010. The decrease in salaries and employee benefits was a result of lower commissions paid during 2010, as compared to the prior year period, on mortgage loans originated and sold in the secondary market as a result of decreased origination and refinancing volume and a change in the commission structure for each loan originated and sold. Net occupancy expense decreased slightly by $29,000, or 4.16%, and $33,000, or 2.30%, for the three and six month periods ended June 30, 2010 as a result of lower repairs and maintenance expenses.
Financial Condition
Total assets for the Company at June 30, 2010, were $818.3 million, an increase of $44.3 million, or 5.72%, compared to $774.0 million at December 31, 2009. Deposits were $632.5 million compared with $590.1 million at December 31, 2009, an increase of $42.3 million, or 7.18%. Stockholders’ equity was $58.8 million at June 30, 2010, compared with $60.6 million at December 31, 2009, a decrease of $1.8 million, or 3.00%.
Investments. Available-for-sale securities at June 30, 2010, totaled $106.8 million, reflecting a 46.73% increase from $72.8 million at December 31, 2009. The increase was a result of the purchase of $69.9 million in available-for-sale securities during 2010. The Company purchased the investments to replace $32.0 million called or matured securities and to invest excess liquidity in higher yielding investments. In addition, the Company sold $5.0 million in available-for-sale securities to reduce long term maturity risk within the investment portfolio.
Loans Held for Sale. Mortgage loans held for sale at June 30, 2010, totaled $4.8 million, a decrease of $4.0 million, or 45.34%, compared to $8.8 million at December 31, 2009. As of April 1, 2009, the Company elected to carry loans held for sale at fair value. The volume of loans held for sale originated during 2010 slowed as a result of a slow down in mortgage originations and refinancing due to rate and economic environment.
Loans. Loans at June 30, 2010, totaled $516.9 million, reflecting a decrease of $37.2 million, or 6.71%, compared to $554.1 million at December 31, 2009. The decrease in the loan portfolio was attributed to several larger loans paying off, the foreclosure of approximately $8.3 million of foreclosed assets held for sale during 2010, and lower loan originations due to the current economic conditions. The loan to deposit ratio at June 30, 2010, was 81.73% compared to 93.90% at December 31, 2009.
Non-performing assets consist primarily of loans past due 90 days or more, non-accrual loans and foreclosed assets. Generally, loans are placed on non-accrual status at 90 days past due and interest accrued to date is considered a loss, unless the loan is well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is generally accounted for on a cost recovery basis, meaning interest is not recognized until the past due balance has been collected. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
     The following table sets forth our non-performing assets as of the dates indicated:
Non-Performing Assets

	As of
	June 30,	June 30,	December 31,
	2010	2009	2009
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	2,661	2,839	1,327
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	14,837	7,624	13,267
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	13,956	16,654	11,205
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	375	436	344
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	7,192	5,215	8,404
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	268	276	335
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	114	22	6
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	39,403	33,066	34,888

Foreclosed assets held for sale	22,738	12,770	19,434

Total non-performing assets	$62,141	$45,836	$54,322

Total non-performing loans to total loans	7.62%	5.47%	6.30%
Total non-performing loans to total assets	4.82%	4.08%	4.51%
Allowance for loan losses to non-performing loans	47.43%	57.01%	57.33%
Non-performing assets to loans and foreclosed assets held for sale	11.51%	7.43%	9.47%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-performing loans increased to $39.4 million at June 30, 2010, from $34.9 million at December 31, 2009. The increase in non-performing loans was attributed to an increase in non-performing construction loans by $2.8 million, non-performing commercial real estate loans by $1.6 million, and non-performing commercial loans by $1.3 million from December 31, 2009. These increases were primarily the result of the deterioration of three credit relationships placed on non-accrual during 2010. The increase was partly offset by a decrease in non-performing residential real estate by $1.2 million, primarily the result of the foreclosure on one builder portfolio. The increase in the construction loan portfolio was a result of the continued industry decline in the real estate market and general economy. If the trend continues in the construction, commercial real estate and commercial portfolios, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
	2010	2009	2009
		(In thousands)
Balance at Beginning of Period	$20,000	$12,368	$12,368

Loans Charged Off
Commercial loans	145	2,631	4,713
Commercial real estate loans	256	96	374
Construction loans	2,410	3,907	7,716
Home equity loans	125	164	653
Residential real estate loans	121	412	1,480
Lease financing	6	45	109
Consumer loans	—	37	58

Total loans charged-off	3,063	7,292	15,103

Recoveries
Commercial loans	224	82	259
Commercial real estate loans	10	121	123
Construction loans	36	559	592
Home equity loans	2	—	31
Residential real estate loans	5	67	72
Lease financing	12	21	21
Consumer loans	14	1	2

Total recoveries	303	851	1,100

Net Loans Charged Off	2,760	6,441	14,003

Provision for Loan Losses	1,450	12,925	21,635

Balance at End of Period	$18,690	$18,852	$20,000

Loans Outstanding
Average	$532,859	$634,686	$608,080
End of period	516,928	604,326	554,111

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	3.51%	2.97%	3.29%
End of period	3.62%	3.12%	3.61%

Ratio of Net Charge-Offs to
Average loans	0.52%	1.01%	2.30%
End of period loans	0.53%	1.07%	2.53%
The allowance for loan losses as a percent of total loans has remained consistent at 3.62% as of June 30, 2010, compared to 3.61% as of December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits. Deposits grew by $42.3 million, or 7.18%, to $632.5 million as of June 30, 2010, compared with $590.1 million at December 31, 2009. The increase was primarily attributed to an increase in time deposits of $38.7 million as a result of the time deposit promotion during the first quarter of 2010 and the increased activity by our customers in the CDARS program. The Company’s subsidiary, Bank of Blue Valley (the “Bank”), is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The increase in time deposits from the promotions during the first quarter was partially offset by a decrease in brokered time deposits as $17.1 million were not renewed as they matured during 2010. The increase in savings, NOW and money market deposits of $4.0 million, or 1.96%, was specifically due to growth experienced in our performance checking accounts. The performance checking product has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH direct deposit each statement cycle. The Company realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Company.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 66.81% and 69.76% of our total deposits at June 30, 2010, and December 31, 2009, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 70.17% at June 30, 2010, and 74.11% at December 31, 2009. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. If needed, FHLBank borrowings are used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at June 30, 2010, approximately $11.9 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at June 30, 2010, was approximately $35.8 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company also uses the brokered market as a source of liquidity. As of June 30, 2010, excluding CDARS as described above, the Company had approximately $28.6 million in brokered deposits compared to $45.6 million at December 31, 2009, a decrease of $17.1 million, or 37.43%. The decrease in brokered deposits was the result of the Company not renewing the deposits as they mature.
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company deferred the payment of quarterly interest related to trust preferred securities of BVBC Capital Trust III due March 31, 2009 through June 30, 2010 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II due on April, 24, 2009 through July 24, 2010. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares since May 15, 2009. The dividend payment due August 15, 2010 will be the sixth dividend deferred by the Company. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of June 30, 2010, the Company has accrued $2.6 million for dividends and interest on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be impaired without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.
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
Capital. At June 30, 2010, our total stockholders’ equity was $58.8 million and our equity to asset ratio was 7.18%. At June 30, 2010, our Tier 1 capital ratio was 11.06% compared to 11.26% at December 31, 2009, while our total risk-based capital ratio was 12.34% compared to 12.54% at December 31, 2009. As of June 30, 2010, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At June 30, 2010, the Bank’s Tier 1 capital ratio was 11.39% compared to 11.39% at December 31, 2009, while our total risk-based capital ratio was 12.67% compared to 12.67% at December 31, 2009. As of June 30, 2010, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2010 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	9.74%	(8.04)%
Base Rate Scenario	—	—
200 basis point decline	4.58%	(0.07)%
The above table indicates that, at June 30, 2010, in the event of a sudden and sustained increase or decrease in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
The above table also indicates that, at June 30, 2010, in the event of a sudden increase or decrease in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 200 basis point decline in interest rates will result in a slight decrease in the economic value of our equity as the change in estimated loss on liabilities exceeds the change in estimated gain on assets in this interest rate scenario. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
On May 12, 2010, the Company held its Annual Meeting of Stockholders. There were 2,824,270 shares outstanding and entitled to vote at the Annual Meeting, of which 2,313,076 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:
1.	Election of Directors

Michael J. Brown was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results were as follows:

Shares Voted For:	2,028,179
Shares Voted Against:	0
Shares Abstained:	125,271
Broker Non-Votes:	159,626
Anne D. St. Peter was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results were as follows:

Shares Voted For:	2,047,363
Shares Voted Against:	0
Shares Abstained:	106,087
Broker Non-Votes:	159,626
The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:

Robert D. Regnier
Donald H. Alexander
Robert D. Taylor

2.	Advisory (Non-Binding) Proposal on Executive Compensation

The proposal, commonly known as a “Say on Pay” proposal, gives each stockholder the opportunity to endorse or not to endorse the compensation of the Company’s executives as disclosed in this Proxy Statement. The vote is advisory and not binding upon the Board. The voting results were as follows:

Shares Voted For:	2,280,437
Shares Voted Against:	8,789
Shares Abstained:	23,850

Item 5.	Other Information
Anne D. St. Peter resigned as member of the Board of Directors of Blue Valley Ban Corp., effective August 4, 2010. Ms. St. Peter was a member of the Audit Committee and the Compensation Committee. Ms. St. Peter’s decision to resign was not a result of a disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

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

Blue Valley Ban Corp.
Date: August 10, 2010	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2010	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)