Form 10-Q
period 2010-09-30
BLUE VALLEY BAN CORP
filed 2010-11-15
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     As of September 30, 2010 the registrant had 2,819,260 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
    Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
November 12, 2010
See Accompanying Notes to Condensed Consolidated Financial Statements
  and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$28,798	$32,126
Interest-bearing deposits in other financial institutions	97,632	64,858

Cash and cash equivalents	126,430	96,984

Available-for-sale securities	76,461	72,757
Mortgage loans held for sale, fair value	8,989	8,752

Loans, net of allowance for loan losses of $17,063 and $20,000 in 2010 and 2009, respectively	483,165	534,111

Premises and equipment, net	16,392	16,930
Foreclosed assets held for sale, net	21,362	19,435
Interest receivable	1,963	2,303
Deferred income taxes	10,041	9,480
Income taxes receivable	—	2,746
Prepaid expenses and other assets	2,921	2,803
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,138	7,059
Core deposit intangible asset, at amortized cost	500	607

Total assets	$755,362	$773,967

See Accompanying Notes to Condensed Consolidated Financial Statements
  and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES

Deposits
Demand	$109,710	$91,158
Savings, NOW and money market	207,153	204,245
Time	252,667	294,707

Total deposits	569,530	590,110

Other interest-bearing liabilities	21,500	16,120
Long-term debt	99,588	102,088
Interest payable and other liabilities	5,958	5,046

Total liabilities	696,576	713,364

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2010 — 21,750 shares; 2009 — 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2010 — 2,819,260 shares; 2009 — 2,817,650 shares	2,819	2,818
Additional paid-in capital	38,239	37,975
Retained earnings	17,166	19,685
Accumulated other comprehensive income, net of income tax of $359 in 2010 and $69 in 2009	540	103

Total stockholders’ equity	58,786	60,603

Total liabilities and stockholders’ equity	$755,362	$773,967

See Accompanying Notes to Condensed Consolidated Financial Statements
  and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2010 and 2009
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$7,044	$8,332	$21,146	$26,125
Federal funds sold and other short-term investments	74	44	199	107
Available-for-sale securities	508	428	1,543	1,466

Total interest income	7,626	8,804	22,888	27,698

INTEREST EXPENSE

Interest-bearing demand deposits	536	703	1,801	1,962
Savings and money market deposit accounts	109	123	335	374
Other time deposits	1,851	2,598	6,307	8,369
Federal funds purchased and other interest-bearing liabilities	11	12	32	44
Long-term debt, net	966	1,002	2,922	3,113

Total interest expense	3,473	4,438	11,397	13,862

NET INTEREST INCOME	4,153	4,366	11,491	13,836

PROVISION FOR LOAN LOSSES	—	6,210	1,450	19,135

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	4,153	(1,844)	10,041	(5,299)

NON-INTEREST INCOME
Loans held for sale fee income	1,007	969	2,391	2,313
Service fees	795	827	2,328	2,449
Realized gains on available-for-sale securities	342	—	437	346
Other income	456	49	854	1,437

Total non-interest income	2,600	1,845	6,010	6,545

NON-INTEREST EXPENSE
Salaries and employee benefits	2,964	3,189	8,800	9,335
Net occupancy expense	704	720	2,104	2,153
Other operating expense	2,473	2,692	7,816	8,859

Total non-interest expense	6,141	6,601	18,720	20,347

INCOME (LOSS) BEFORE INCOME TAXES	612	(6,600)	(2,669)	(19,101)
PROVISION (BENEFIT) FOR INCOME TAXES	230	(2,431)	(966)	(7,033)

NET INCOME (LOSS)	382	(4,169)	(1,703)	(12,068)

DIVIDENDS ON PREFERRED STOCK	272	272	816	756

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$110	$(4,441)	$(2,519)	$(12,824)

BASIC EARNINGS (LOSS) PER SHARE	$0.04	($1.61)	($0.91)	($4.66)

DILUTED EARNINGS (LOSS) PER SHARE	$0.04	($1.61)	($0.91)	($4.66)

See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’Equity
Nine Months Ended September 30, 2010 and 2009
(In thousands, except share data)
(Unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 9,600 shares of restricted stock, net of forfeiture		—	10	228	—	—	238
Issuance of 2,495 shares common stock for the employee stock purchase plan		—	2	60	—	—	62
Dividend on preferred stock		—	—	—	(756)	—	(756)
Net loss	$(12,068)	—	—	—	(12,068)	—	(12,068)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(265)	(396)	—	—	—	—	(396)	(396)

BALANCE, SEPTEMBER 30, 2009	$(12,464)	$22	$2,772	$37,954	$22,516	$255	$63,519

BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 5,599 shares of restricted stock, net of forfeiture of 7,454 shares		—	(2)	232	—	—	230
Issuance of 3,465 shares common stock for the employee stock purchase plan		—	3	32	—	—	35
Dividends on preferred stock		—	—	—	(816)	—	(816)
Net loss	$(1,703)	—	—	—	(1,703)	—	(1,703)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $290	437	—	—	—	—	437	437

BALANCE, SEPTEMBER 30, 2010	$(1,266)	$22	$2,819	$38,239	$17,166	$540	$58,786

See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(In thousands)

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,703)	$(12,068)
Adjustments to reconcile net loss to net cash flow
From operating activities:
Depreciation and amortization	858	1,104
Amortization (accretion) of premiums and discounts on available-for-sale securities	(45)	25
Provision for loan losses	1,450	19,135
Provision for foreclosed assets held for sale	303	988
Deferred income taxes	(851)	(2,725)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(79)	(74)
Gain on sale of available-for-sale securities	(437)	(346)
Net gain on sale of foreclosed assets	(194)	(313)
Restricted stock earned and forfeited	230	238
Compensation expense related to the Employee Stock Purchase Plan (ESPP)	2	5
Originations of loans held for sale	(90,952)	(162,083)
Proceeds from the sale of loans held for sale	90,849	168,024
Realized gain on loans held for sale fair value adjustment	(134)	(16)
Changes in:
Interest receivable	46	840
Net fair value of loan related commitments	340	(81)
Prepaid expenses and other assets	2,553	(1,394)
Interest payable and other liabilities	123	699

Net cash provided by operating activities	2,359	11,958

CASH FLOWS FROM INVESTING ACTIVITIES
Net collection of loans	39,076	47,040
Proceeds from the sale of loan participations	32	3,663
Purchase of premises and equipment	(144)	(84)
Proceeds from the sale of foreclosed assets, net of expenses	8,352	12,917
Purchases of available-for-sale securities	(84,932)	(60,749)
Proceeds from maturities of available-for-sale securities	63,000	59,000
Proceeds from sale of available-for-sale securities	19,437	11,346
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	(521)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	1,451

Net cash provided by investing activities	44,821	74,063

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	21,460	25,334
Net increase (decrease) in time deposits	(42,040)	9,726
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	5,380	(7,737)
Repayments of long-term debt	(42,500)	(5,396)
Proceeds from long-term debt	42,500	—
Prepayment penalty on modification of FHLB advances	(2,569)	—
Discount on repayment of long-term debt	—	(100)
Dividends paid on preferred stock	—	(212)
Net proceeds from the sale of additional stock through ESPP and stock options exercised	35	62

Net cash provided by (used in) financing activities	(17,734)	21,677

Increase in cash and cash equivalents	29,446	107,698
Cash and cash equivalents, beginning of period	96,984	44,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,430	$152,671

See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(In thousands)

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	11,571	13,929
Income taxes, net of refunds	(2,747)	(3,292)
Noncash investing and financing activities:
Transfer of loans to foreclosed property	10,388	19,315
Restricted stock issued, net of forfeitures	(2)	10
Preferred dividends accrued but not paid	816	544
See Accompanying Notes to Condensed Consolidated Financial Statements
     and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2010, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2010 and 2009, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.
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
Nine Months Ended September 30, 2010 and 2009
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 3: Earnings Per Share
Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings (loss) for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(amounts in thousands, except		(amounts in thousands, except
	share and per share data)		share and per share data)
Net income (loss)	$382	$(4,169)	$(1,703)	$(12,068)
Preferred dividends	(272)	(272)	(816)	(756)

Net income (loss) available to common stockholders	$110	$(4,441)	$(2,519)	$(12,824)

Average common shares outstanding	2,775,953	2,755,900	2,770,723	2,753,920
Average common share stock options outstanding and restricted stock (B)	10,136	5,011	14,431	7,120

Average diluted common shares (B)	2,786,089	2,760,911	2,785,154	2,761,040

Basic earnings (loss) per share	$0.04	($1.61)	($0.91)	($4.66)

Diluted earnings (loss) per share (A)	$0.04	($1.61)	($0.91)	($4.66)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at September 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 33,875 and 50,725 shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government sponsored agencies	$74,962	$885	$—	$75,847
Equity and other securities	600	14	—	614

	$75,562	$899	$—	$76,461

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government sponsored agencies	$71,984	$338	$(159)	$72,163
Equity and other securities	600	—	(6)	594

	$72,584	$338	$(165)	$72,757

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one through five years	69,963	70,693
Due after five years through ten years	4,999	5,154
Due after ten years	—	—

Total	74,962	75,847
Equity and other securities	600	614

	$75,562	$76,461

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $10,002,000 and $10,049,000 at September 30, 2010 and $16,995,000 and $17,117,000 at December 31, 2009. Securities pledged as collateral to secure public deposits were in excess of public deposits held by the Company as of September 30, 2010 and December 31, 2009.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At September 30, 2010 and at December 31, 2009, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Balance	$21,089	$15,417
Carrying value of securities pledged to secure agreements to repurchase at period end	35,241	29,182
Average balance during the period of securities sold under agreements to repurchase	17,170	22,546
Maximum amount outstanding at any month-end during the period	21,089	25,189
Gross gains of $437,000 and $346,000 were realized for the nine months ended September 30, 2010 and 2009, respectively, and no gross losses were realized for the nine months ended September 30, 2010 and 2009, respectively, from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2010 and December 31, 2009, was $0 and $20,426,000, which is approximately 0.0% and 28.0% of the Company’s available-for-sale investment portfolio.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

September 30, 2010
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

Note 5: Short-Term Debt
The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans and available-for-sale securities. At September 30, 2010 and December 31, 2009, there was no outstanding balance on the line of credit. The variable interest rate was 0.28% on September 30, 2010 and 0.18% on December 31, 2009. At September 30, 2010 approximately $25,441,000 was available. Advances are made at the discretion of the Federal Home Loan Bank of Topeka.
The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At September 30, 2010 and December 31, 2009, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at September 30, 2010 approximately $23,946,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 6: Long-Term Debt
Long-term debt at September 30, 2010 and December 31, 2009, consisted of the following components:

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(2,500)	—

Net Federal Home Loan Bank advances	80,000	82,500

Subordinated Debentures — BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$99,588	$102,088

(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans and available-for-sale securities. The interest rates on the advances range from 0.36% to 4.26%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2010, approximately $25,441,000 was available. Advances are made at the discretion of the Federal Home Loan Bank of Topeka.

In the third quarter of 2010, the Company repaid $42,500,000 of FHLB advances by rolling the net present value of the advances being repaid into the funding cost of $42,500,000 of new advances. A $2,569,000 penalty was associated with paying off the original FHLB advances which will be amortized as an adjustment of interest expense over the remaining term of the new FHLB advances using the straight line method. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings.

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.72% at September 30, 2010 and 3.53% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at LIBOR + 1.60% (1.89% at September 30, 2010 and 1.85% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 6: Long-Term Debt (Continued)
At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009 through October 24, 2010 for BVBC Capital Trust II and March 31, 2009 through September 30, 2010 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period. As of September 30, 2010, the Company had accrued $1,373,000 for interest on outstanding trust preferred securities.

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

Aggregate annual maturities of long-term debt at September 30, 2010 are as follows:

(In thousands)
October 1 to December 31, 2010	$—
2011	—
2012	—
2013	20,000
2014	7,500
Thereafter	74,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(2,500)

$99,588

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 7: Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded a decrease of $10,000 in other assets, an increase in other liabilities of $12,000 and a decrease in other income of $22,000 for the three month period ended September 30, 2010. The Company recorded an increase in other assets of $16,000, a decrease in other liabilities of $33,000 and an increase in other income of $49,000 for the nine month period ended September 30, 2010.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded an increase in other assets of $153,000, a decrease in other liabilities of $1,000 and an increase in other income of $154,000 for the three month period ended September 30, 2010. The Company recorded a decrease in other assets of $92,000, an increase in other liabilities of $3,000 and a decrease in other income of $95,000 for the nine month period ended September 30, 2010.

Total mortgage loans in the process of origination amounted to $6,770,000 at September 30, 2010. Related forward commitments to sell mortgage loans amounted to approximately $8,989,000 at September 30, 2010.

The balance of derivative instruments related to commitments to originate and sell loans at September 30, 2010, is disclosed in Note 9, Disclosures About Fair Value of Assets and Liabilities.
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
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 8: Fair Value Option (Continued)
these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.

The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was $23,000 at September 30, 2010. A loss from fair value changes included in loans held for sale fee income were $57,000 for the three months ended September 30, 2010 and a gain of $134,000 for the nine months ended September 30, 2010. Interest income on loans held for sale is included in interest and fees on loans in the Company’s condensed consolidated statement of operations. See Note 9 for additional disclosures regarding fair value of mortgage loans held for sale.
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
Nine Months Ended September 30, 2010 and 2009
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

The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$75,847	$—	$75,847	$—
Equity and other securities	614	614	—	—
Mortgage loans held for sale	8,989	—	8,989	—
Commitments to originate loans	16	—	—	16
Forward sales commitments	191	—	—	191

Total assets	$85,657	$614	$84,836	$207

Liabilities:
Commitments to originate loans	$14	$—	$—	$14
Forward sales commitments	3	—	—	3

Total liabilities	$17	$—	$—	$17

December 31, 2009:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$72,163	$—	$72,163	$—
Equity and other securities	594	594	—	—
Mortgage loans held for sale	8,752	—	8,752	—
Commitments to originate loans	—	—	—	—
Forward sales commitments	283	—	—	283

Total assets	$81,792	$594	$80,915	$283

Liabilities:
Commitments to originate loans	$47	$—	$—	$47
Forward sales commitments	—	—	—	—

Total liabilities	$47	$—	$—	$47

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
	(Unaudited)
	(In thousands)
Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income	49	(95)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of September 30, 2010	$2	$188

Realized and unrealized gains and losses noted in the table above and included in net income for the period ended September 30, 2010 are reported in the condensed consolidated statement of operations in other income.

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
Nine Months Ended September 30, 2010 and 2009
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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2010:
Impaired loans, net of reserves	$25,105	$—	$—	$25,105
Foreclosed assets held for sale	2,891	—	—	2,891

Total	$27,996	$—	$—	$27,996

December 31, 2009:
Impaired loans, net of reserves	$28,393	$—	$—	$28,393
Foreclosed assets held for sale	8,231	—	—	8,231

Total	$36,624	$—	$—	$36,624

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
Nine Months Ended September 30, 2010 and 2009
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
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 9: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$126,430	$126,430	$96,984	$96,984
Loans, net of allowance for loan losses	483,165	485,147	534,111	536,973
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,138	7,138	7,059	7,059
Interest receivable	1,963	1,963	2,303	2,303

Financial liabilities:
Deposits	569,530	572,752	590,110	593,345
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	21,500	21,500	16,120	16,120
Long-term debt	99,588	92,884	102,088	95,762
Interest payable	2,523	2,523	2,698	2,698

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Note 10: Dividends on Preferred Shares
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. At this time, the Treasury has not elected a director to serve on the Company’s Board of Directors however will be sending an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of September 30, 2010, the Company had accrued $1,694,000 for dividends and interest on outstanding Preferred Shares.

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
Results of Operations
Three months ended September 30, 2010 and 2009. Net income for the quarter ended September 30, 2010, was $382,000 compared to net loss of $4.2 million for the quarter ended September 30, 2009, representing an increase of $4.6 million, or 109.16%. The earnings per share on a diluted basis was $0.04 for the three months ended September 30, 2010, compared to diluted loss per share of $1.61 in the same period of 2009. The Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended September 30, 2010, were 0.20%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
and 1.20%, compared to negative 2.03% and negative 38.75%, respectively, for the same period in 2009, representing increases of 109.85% and 103.10%, respectively.
The primary factor contributing to the improvement in the current year third quarter results compared with the prior year period was a decrease in the provision for loan losses. There was no provision for loan losses for the three month period ended September 30, 2010, compared to $6.2 million for the same period in the prior year. The Company has experienced a reduction in non-performing loans by $10.8 million, or 25.51%, and a decline in net loan charge offs by $3.4 million, or 43.76%, since September 30, 2009 and based on analysis of the loan portfolio, no provision for loan losses was deemed necessary. The significant provision for loan losses recorded during 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and to increase the general reserves on our performing loans to reflect the impact of the economic conditions.
Net interest income decreased $213,000, or 4.88%, for the three month period ended September 30, 2010, as compared to the same period in 2009. The decline in net interest income was a result of a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. Lower average outstanding loan balances have also contributed to the decline in interest income. Average outstanding loan balances for the three month period ended September 30, 2010, as compared to the same period in the prior year, declined by $86.0 million, or 14.51%, as a result of several large loan payoffs, loan foreclosures, and lower loan origination volume as a result of the current economic environment. The decline in interest income was partly offset by lower interest expense. The decrease in interest expense was a result of a decline in the rates paid on deposits. As market rates have declined, the rates on deposits have also declined. In the third quarter of 2010 the Company had funds from various certificate of deposit promotions mature and as those higher rate certificates matured they were renewed at lower market rates. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings.
Non-interest income increased $755,000, or 40.92%, for the three month period ended September 30, 2010, as compared to the same period in 2009. The increase was a result of an increase in other income by $407,000, or 830.61%, during the third quarter of 2010, as compared with the third quarter of 2009, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of certain mortgage loan-related commitments recorded for the three months ended September 30, 2010 was a gain of $132,000 compared to a $320,000 loss adjustment recorded for the same period in 2009. The improvement in non-interest income was also a result of an increase in mortgage loans held for sale origination and refinancing volume during the third quarter of 2010 by 8.3% and as a result of gains realized on the sale of available-for-sale securities of $342,000. There were $14.0 million securities sold during the third quarter of 2010 to reduce the long term maturity risk within the investment portfolio. Other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $95,000, or 21.06%, for the three months ended September 30, 2010, as compared to the same period in 2009. The improvement was a result of an increase in income generated from signature based debit card transactions associated with our performance checking, as well as increased activity in our investment brokerage department and trust department.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-interest expense decreased $460,000, or 6.97%, for the three month period ended September 30, 2010, as compared to the same period in the prior year. The decrease in non-interest expense was attributed to the decrease in salaries and employee benefits of $225,000, or 7.06%, as a result of lower salaries expense due to staff restructuring in the third quarter of 2009 and lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of the change in the commission structure for each loan originated and sold. In addition, other operating expense decreased $219,000, or 8.14%, due to lower expense related to foreclosed assets held for sale as a result of a reduction in the number of construction and rehab properties held for sale. These expenses include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale.
Nine months ended September 30, 2010 and 2009. Net loss for the nine months ended September 30, 2010, was $1.7 million, compared to net loss of $12.1 million for the nine months ended September 30, 2009, representing an improvement of $10.4 million, or 85.89%. Diluted loss per share was negative $0.91 during the nine months ended September 30, 2010, compared to negative $4.66 in the same period of 2009, an improvement of 80.47%. The Company’s annualized return on average assets and average stockholders’ equity for the nine month period ended September 30, 2010, were negative 0.28% and negative 8.96%, compared to negative 1.96% and negative 34.84%, respectively, for the same period in 2009, improvements of 85.71% and 74.28%, respectively.
The primary factor contributing to the improvement in the current results for the nine month period ended September 30, 2010, as compared to the prior year period, was a decrease in the provision for loan losses. The provision for loan losses for the nine month period ended September 30, 2010 was $1.5 million, compared to $19.1 million for the same period in the prior year, a decrease of $17.6 million, or 92.42%. The Company has experienced a reduction in non-performing loans by $10.8 million, or 25.51%, and a decline in net loan charge offs by $3.4 million, or 43.76%, since September 30, 2009 and based on analysis of the loan portfolio, a $1.5 million provision for loan losses was deemed necessary. The significant provision for loan losses recorded during 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and to increase the general reserves on our performing loans to reflect the impact of the economic conditions.
Net interest income declined $2.3 million, or 16.95%, for the nine month period ended September 30, 2010, as compared to the same period in 2009. The decrease in net interest income was a result of a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. Lower average outstanding loan balances have also contributed to the decline in interest income. Average outstanding loan balances for the nine month period ended September 30, 2010, as compared to the same period in the prior year, declined $96.5 million, or 15.55%, as a result of several large loan payoffs, loan foreclosures, and lower loan origination volume as a result of the current economic environment. The decline in interest income was offset by lower interest expense. Interest expense has declined $2.5 million, or 17.78%, for the nine month period ended September 30, 2010. The decrease in interest expense was a result of a decrease in rates paid on deposits. As market rates have declined, the rates on deposits have also declined. In the third quarter of 2010 the Company had funds from various certificate of deposit promotions mature, and as those higher rate certificates matured they were renewed at lower market rates. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Non-interest income declined by $535,000, or 8.17%, for the nine month period ended September 30, 2010. This was the result of a decrease in other income of $583,000, or 40.57%, as a result of lower gains realized on the sale of foreclosed assets held for sale as compared to the prior year period. In addition, in 2009 the Company recognized $100,000 discount on the early payoff of Blue Valley Building Corp. term notes. Non-interest income has also declined as a result of a decline in service fees, specifically NSF charges and service fees. The decrease in these fees was due to fewer overdraft items by our customers and a decrease in account service charges in commercial accounts as a result of a change in account service charges on commercial accounts. The decrease in non-interest income was offset by an increase in other service charges income by $203,000, or 15.64%, for the nine month period ended September 30, 2010, as compared to the same period in 2009, due to an increase in the income generated from signature based debit card transactions associated with our performance checking product and increased activity in our investment brokerage department. In addition, the Company experienced an increase in gains realized on the sale of available-for-sale securities by $91,000, or 26.30%. There were $19.0 million securities sold during 2010 to reduce the long term maturity risk within the investment portfolio, compared to $11.0 million in 2009. The decrease in non-interest income was also offset by an increase in loans held for sale fee income of $78,000, or 3.37%, as a result of gains realized on mortgage loans held for sale of $134,000 for the nine months ended September 30, 2010, as compared to $16,000 in the prior year period.
Non-interest expense decreased $1.6 million, or 8.00%, for the nine month period ended September 30, 2010, as compared to the same period in 2009. The decrease was attributed to a decrease in the provision for other real estate recorded by the Company for declines in real estate values. The Company recorded a provision of $302,000 for the nine month period ended September 30, 2010, as compared to a provision of $988,000 for the same period in 2009. Also contributing to the decrease in non-interest expense was a decline in salaries and employee benefits by $535,000, or 5.73%, as a result of lower salaries expense due to staff restructuring in the third quarter of 2009 and lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of decreased origination volume and a change in the commission structure for each loan originated and sold. The decrease was partly offset by a higher insurance assessment by the Federal Deposit Insurance Corporation (FDIC) for the nine month period ended September 30, 2010 as a result the increase in assessment rates by the FDIC in 2009.
Net Interest Income
Three months ended September 30, 2010 and 2009. Fully tax equivalent (FTE) net interest income for the three month period ended September 30, 2010, was $4.2 million, a decrease of $213,000, or 4.88%, from $4.4 million for the three month period ended September 30, 2009.
FTE interest income for the current year third quarter was $7.6 million, a decrease of $1.2 million, or 13.38%, from $8.8 million in the prior year third quarter. This decrease was primarily a result of a decline in rates earned on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased 41 basis points to 4.29% during the three month period ending September 30, 2010, compared to 4.70% during the same period in 2009. Another factor contributing to lower interest income was a decrease in the average outstanding balance of loans. The average outstanding balance of loans has decreased by $86.0 million, or 14.51%, as a result of several larger loan payoffs, loan foreclosures, and lower loan origination volume due to the current economic environment. Average available federal funds sold and other short-term investments

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
increased by $26.5 million, or 33.20%. The increase in average federal funds sold and other short-term investments was a result of a decline in average outstanding balance of loans. Interest income on available-for-sale securities increased $80,000, or 18.69%, as a result of an increase in the average balance of available-for-sale securities by $24.5 million, or 40.39%, over the same period in the prior year. The Company invested excess funds from loan collections into available-for-sale securities.
Interest expense for the current year third quarter was $3.5 million, a decrease of $965,000, or 21.74%, from $4.4 million in the prior year third quarter. This decrease resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.20% for the three month period ending September 30, 2010, compared to 2.68% in the same period of 2009, a decrease of 48 basis points. Total average interest-bearing liabilities decreased $30.6 million, or 4.66%, to $625.6 million during the third quarter of 2010, compared to $656.2 million during the prior year period. The decrease was attributed to decreases in time deposits, savings and money market deposits, other interest-bearing liabilities and long-term debt. Average time deposits decreased $42.5 million, or 12.52%, as a result of the Company not renewing brokered deposits as they matured. The Company replaced brokered funds with core deposits by generating increased interest in our performance checking product. In addition, as higher rate certificate of deposits mature they were renewed at lower market rates. The decrease was offset by increases in average interest-bearing demand accounts by $23.9 million, or 23.42%, as a result of an increase in the performance checking product. Interest expense for long-term debt is lower as a result of the Company entered into a restructuring transaction of $42.5 million of its Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.
Nine months ended September 30, 2010 and 2009. FTE net interest income for the nine month period ended September 30, 2010, was $11.5 million, a decrease of $2.3 million, or 16.95%, from $13.8 million for the nine month period ended September 30, 2009.
FTE interest income for the nine months ended September 30, 2010, was $22.9 million, a decrease of $4.8 million, or 17.37%, from $27.7 million for the nine months ended September 30, 2009. This decrease was a result of an overall decrease in rates earned on average earning assets and a change in asset mix, specifically higher federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased by 68 basis points to 4.21% for the period ending September 30, 2010, compared to 4.89% for the prior year period. Another factor contributing to lower interest income was a decrease in the average outstanding balance of loans. The average balance of loans has decreased by $96.5 million, or 15.55%, as a result of several larger loan payoffs, loan foreclosures, and lower loan origination volume due to the current economic environment. Average available federal funds sold and other short-term investments increased $40.5 million, or 59.40%. The increase in average federal funds sold and other short-term investments was a result of a decline in average outstanding balance of loans.
Interest expense for the nine month period ended September 30, 2010, was $11.4 million, a decrease of $2.5 million, or 17.78%, from $13.9 million in the same period of the prior year. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on interest-bearing demand accounts, time deposits and long-term debt. The rate paid on total average interest-bearing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
liabilities decreased 46 basis points to 2.33% during the nine month period ending September 30, 2010, compared to 2.79% during the same period in 2009. Average interest-bearing liabilities decreased $11.0 million, or 1.65%, to $654.1 million during the nine month period ending September 30, 2010, compared to $665.1 million during the prior year period. Average time deposits decreased $23.4 million, or 6.70%, as a result of the Company not renewing $39.9 million in brokered deposits as they matured. The Company replaced brokered funds with core deposits by generating increased interest in performance checking product and time deposit promotions. In addition, as higher rate certificate of deposits mature they were renewed at lower market rates. Average other interest-bearing liabilities decreased $6.2 million, or 25.93%, due to an overall decrease in repurchase agreement balances as customers have moved their funds into Certificate of Deposit Account Registry Service (“CDARS”) program. These decreases were offset by an increase in average interest-bearing demand deposits of $31.8 million, or 34.50%, as a result of growth experienced in balances of our performance checking product. The decrease in average long-term debt by $3.8 million, or 3.57%, was due to the Company paying off $5.3 million related to Blue Valley Building Corp. debt in June 2009. Interest expense for long-term debt is lower as a result of the Company entered into a restructuring transaction of $42.5 million of its Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.
.Average Balance Sheets. The following table sets forth, for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of FTE interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Non-accrual loans are included in the calculation of average balances for loans for the periods indicated. For explanation of changes between periods reported within the table see Net Interest Income and the Financial Condition sections under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2010			2009
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(In thousands)
Assets
Federal funds sold and other short-term investments	$108,774	$199	0.24%	$68,240	$107	0.21%
Available-for-sale securities – taxable	88,966	1,543	2.32	57,288	1,466	3.42
Mortgage loans held for sale	5,067	177	4.67	11,520	416	4.83
Loans, net of unearned discount and fees	524,014	20,969	5.35	620,499	25,709	5.54

Total earning assets	726,821	22,888	4.21	757,547	27,698	4.89

Cash and due from banks – non-interest bearing	37,357			34,551
Allowance for possible loan losses	(18,947)			(18,542)
Premises and equipment, net	16,692			18,518
Other assets	45,078			32,461

Total assets	$807,001			$824,535

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$123,996	$1,801	1.94%	$92,192	$1,962	2.85%
Savings and money market deposits	86,059	335	0.52	95,541	374	0.52
Time deposits	325,175	6,307	2.59	348,532	8,369	3.21

Total interest-bearing deposits	535,230	8,443	2.11	536,265	10,705	2.67

Other interest-bearing liabilities	17,720	32	0.24	23,924	44	0.25
Long-term debt	101,160	2,922	3.86	104,910	3,113	3.97

Total interest-bearing liabilities	654,110	11,397	2.33	665,099	13,862	2.79

Non-interest bearing deposits	87,323			84,177
Other liabilities	6,227			4,298
Stockholders’ equity	59,341			70,961

Total liabilities and stockholders’ equity	$807,001			$824,535

FTE Net interest income/spread		$11,491	1.88%		$13,836	2.10%

FTE Net interest margin			2.11%			2.44%

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Nine Months Ended September 30,
	2010 compared to 2009
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
		(In thousands)
Federal funds sold and other short-term investments	$16	$76	$92
Available-for-sale securities – taxable	(472)	549	77
Mortgage loans held for sale	(14)	(225)	(239)
Loans, net of unearned discount and fees	(880)	(3,860)	(4,740)

Total interest income	(1,350)	(3,460)	(4,810)

Interest-bearing demand accounts	(623)	462	(161)
Savings and money market deposits	(2)	(37)	(39)
Time deposits	(1,611)	(451)	(2,062)
Other interest-bearing liabilities	(1)	(11)	(12)
Long-term debt	(84)	(107)	(191)

Total interest expense	(2,321)	(144)	(2,465)

Net interest income	$971	$(3,316)	$(2,345)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
There was no provision for loan losses recorded for the third quarter of 2010 compared to $6.2 million in the same period of 2009. For the nine months ended September 30, 2010 and 2009, the provision for loan losses was $1.5 million and $19.1 million, respectively. The Company has experienced a reduction in non-performing loans by $10.8 million, or 25.51%, and a decline in net loan charge offs by $3.4 million, or 43.76%, since September 30, 2009 and based on analysis of the loan portfolio, a $1.5 million provision for loan losses was deemed necessary. The significant provision for loan losses recorded during 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and a result of worsening economic conditions in the economy. Economic conditions monitored include, but are not limited to: Johnson County, KS unemployment rate; Johnson County, KS consumer confidence; foreclosure rates; vacancy property rates; stock market performance; inflation; and interest rates. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the recent trend is more prolonged than management anticipates and losses increase we could experience higher than anticipated loan losses in the future.
The Company makes provisions for loan losses in amounts that management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is based upon the analysis of several factors, including general economic conditions, analysis of impaired loans, the general reserve factors, changes in loan mix, classified loans to total risk weighted capital and current and historical charge-offs by loan type. Historical charge off information currently utilized is based on three year weighted average of net charge offs by loan type with more weight given to more current data due to the current economic environment. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Non-interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Loans held for sale fee income	$1,007	$969	$2,391	$2,313
NSF charges and service fees	249	376	827	1,151
Other service charges	546	451	1,501	1,298
Realized gains on available-for-sale securities	342	—	437	346
Other income	456	49	854	1,437

Total non-interest income	$2,600	$1,845	$6,010	$6,545

Non-interest income increased $755,000, or 40.92%, to $2.6 million during the three month period ended September 30, 2010, from $1.8 million during the three month period ended September 30, 2009. The increase was the result of an increase in other income of $407,000, or 830.61%, due to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
the Company recording the net fair value of certain mortgage loan-related commitments. The effect of recording the net fair value of certain mortgage loan-related commitments to other income was a gain of $132,000 for the three months ended September 30, 2010, compared to a loss of $320,000 for the same period in the prior year. The increase in non-interest income was also a result of an increase in mortgage loans held for sale origination and refinancing volume during the third quarter of 2010 by 8.3% and as a result of gains realized on the sale of available-for-sale securities of $342,000. The Company sold $14.0 million in available-for-sale securities during the third quarter of 2010 to reduce the long term maturity risk within the portfolio. There were no securities sold during the third quarter of 2009.
Non-interest income for the nine month period ended September 30, 2010, was $6.0 million, a decrease of $535,000, or 8.17%, from $6.5 million for the nine months ended September 30 2009. The primary reason for the decrease in non-interest income was a decrease in other income of $583,000, or 40.57%, for the nine month periods ended September 30, 2010, as compared to the same period in 2009. The decrease was primarily a result of lower gains realized on the sale of foreclosed assets held for sale as compared to the prior year period. In addition, in 2009 the Company recognized a $100,000 discount on the early payoff of Blue Valley Building Corp. term notes. The decrease in non-interest income was offset by an increase in gains realized on available-for-sale securities by $91,000, or 26.30%. There were $19.0 million securities sold during 2010 compared to $11.00 million in 2009.
Other factors contributing to changes in non-interest income include an increase in loans held for sale fee income of $38,000, or 3.92%, and $78,000, or 3.37%, for the three and nine month periods ended September 30, 2010, as compared to the same periods in 2009. This increase was primarily due to the gains realized on mortgage loans held for sale of $134,000 for the nine month period ended September 30, 2010, as compared to a gain of $16,000 for the same period in 2009 as a result of the Company adopting the fair value option for financial assets and financial liabilities (ASC 825) as of April 1, 2009. The increase was partially offset by a decline in the volume of mortgage loans held for sale originations and refinancing for the nine month period. NSF charges and service fees decreased by $127,000, or 33.78%, and $324,000, or 28.15%, for the three and nine month periods ended September 30, 2010, as compared to the same periods in 2009. The decrease was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts. Other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $95,000, or 21.06%, and $203,000, or 15.64%, for the three and nine month periods ended September 30, 2010, as compared to the same periods in 2009. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product and increased activity in our investment brokerage department. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Salaries and employee benefits	$2,964	$3,189	$8,800	$9,335
Net occupancy expense	704	720	2,104	2,153
Other operating expenses	2,473	2,692	7,816	8,859

Total non-interest expense	$6,141	$6,601	$18,720	$20,347

Non-interest expense decreased $460,000, or 6.97%, to $6.1 million during the three month period ended September 30, 2010, compared to $6.6 million during the prior year period. For the nine month period ended September 30, 2010, non-interest expense decreased $1.6 million, or 8.00%, to $18.7 million compared to $20.3 million in the prior year period. The change was attributed to a decrease in other operating expenses of $219,000, or 8.14%, and $1.0 million, or 11.77%, during the three and nine month periods ended September 30, 2010, as compared to the same period in 2009. The decline in other operating expenses was a result of the Company recording a $302,000 provision for other real estate in 2010 compared to $988,000 in 2009 as a result of the decline in real estate values. In addition, expenses related to other real estate owned decreased $198,000, or 41.48%, and $321,000, or 24.86%, for the three and nine months ended September 30, 2010 as a result of a reduction in the number of construction and rehab properties held for sale. The decrease was partly offset by a higher deposit insurance assessment by the FDIC as a result of the increase in assessment rates by the FDIC during 2009.
Another factor contributing to the decrease in non-interest expense was a decrease in salaries and employee benefits of $225,000, or 7.06%, and $535,000, or 5.73%, during the three and nine month periods ended September 30, 2010. The decrease in salaries and employee benefits was a result of lower salaries expense as a result of staff restructuring in the third quarter 0f 2009 and lower commissions paid during 2010, as compared to the prior year period, on mortgage loans originated and sold in the secondary market as a result of decreased origination and refinancing volume and a change in the commission structure for each loan originated and sold. Net occupancy expense decreased slightly by $16,000, or 2.22%, and $49,000, or 2.28%, for the three and nine month periods ended September 30, 2010 as a result of lower repairs and maintenance expenses.
Financial Condition
Total assets for the Company at September 30, 2010, were $755.4 million, a decrease of $18.6 million, or 2.40%, compared to $774.0 million at December 31, 2009. Deposits were $569.5 million compared with $590.1 million at December 31, 2009, a decrease of $20.6 million, or 3.49%. Stockholders’ equity was $58.8 million at September 30, 2010, compared with $60.6 million at December 31, 2009, a decrease of $1.8 million, or 3.00%.
Investments. Available-for-sale securities at September 30, 2010, totaled $76.5 million, reflecting a 5.09% increase from $72.8 million at December 31, 2009. The increase was a result of the purchase of $84.9 million in available-for-sale securities during 2010. The Company purchased the investments to replace $63.0 million called or matured securities and to invest excess liquidity in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
higher yielding investments. In addition, the Company sold $19.0 million in available-for-sale securities to reduce long term maturity risk within the investment portfolio.
Loans Held for Sale. Mortgage loans held for sale at September 30, 2010, totaled $9.0 million, an increase of $237,000, or 2.71%, compared to $8.8 million at December 31, 2009. As of April 1, 2009, the Company elected to carry loans held for sale at fair value. The volume of loans held for sale originated during 2010 slowed as a result of a slow down in mortgage originations and refinancing due to rate and economic environment. During the third quarter 2010, the volume of mortgage loans held for sale origination and refinancing has increased as a result of a decline in mortgage rates during the period.
Loans. Loans at September 30, 2010, totaled $500.2 million, reflecting a decrease of $53.9 million, or 9.72%, compared to $554.1 million at December 31, 2009. The decrease in the loan portfolio was attributed to several larger loans paying off, the foreclosure of approximately $10.4 million of foreclosed assets held for sale during 2010, and lower loan originations due to the current economic conditions. The loan to deposit ratio at September 30, 2010, was 87.83% compared to 93.90% at December 31, 2009.
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
Non-Performing Assets

	As of
	September 30,	September 30,	December 31,
	2010	2009	2009
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	653	2,616	1,327
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	12,314	16,321	13,267
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	11,697	16,212	11,205
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	530	374	344
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	6,137	6,535	8,404
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	230	328	335
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	53	53	6
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	31,614	42,439	34,888

Foreclosed assets held for sale	21,362	10,506	19,434

Total non-performing assets	$52,976	$52,945	$54,322

Total non-performing loans to total loans	6.32%	7.26%	6.30%
Total non-performing loans to total assets	4.19%	5.14%	4.51%
Allowance for loan losses to non-performing loans	53.97%	55.85%	57.33%
Non-performing assets to loans and foreclosed assets held for sale	10.16%	8.90%	9.47%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing loans decreased to $31.6 million at September 30, 2010, from $34.9 million at December 31, 2009. The decrease in non-performing loans was attributed to a decrease in non-performing residential real estate loans by $2.3 million, non-performing commercial real estate loans by $953,000, and non-performing commercial loans by $674,000 from December 31, 2009. These decreases were primarily the result of several larger loan payoffs and the foreclosure on three credit relationships. The decrease was partly offset by an increase in non-performing construction loans by $492,000 and non-performing home equity loans by $186,000. The increase in the construction loan portfolio was a result of the deterioration of two builder relationships as a result of industry decline in the real estate market and general economy. If the trend continues in the loan portfolio, it could result in an increase in non-performing assets and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Foreclosed assets held for sale were $21.4 million as of September 30, 2010. The Company has sold $8.4 million in foreclosed assets and has transferred $10.8 million in loans to foreclosed property during 2010. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Nine Months	Nine Months
	Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2010	2009	2009
	(In thousands)
Balance at Beginning of Period	$20,000	$12,368	$12,368

Loans Charged Off
Commercial loans	797	3,307	4,713
Commercial real estate loans	407	124	374
Construction loans	3,354	4,602	7,716
Home equity loans	125	164	653
Residential real estate loans	364	412	1,480
Lease financing	6	55	109
Consumer loans	—	37	58

Total loans charged-off	5,053	8,701	15,103

Recoveries
Commercial loans	382	111	259
Commercial real estate loans	125	121	123
Construction loans	104	577	592
Home equity loans	17	—	31
Residential real estate loans	7	69	72
Lease financing	14	21	21
Consumer loans	17	2	2

Total recoveries	666	901	1,100

Net Loans Charged Off	4,387	7,800	14,003

Provision for Loan Losses	1,450	19,135	21,635

Balance at End of Period	$17,063	$23,703	$20,000

Loans Outstanding
Average	$524,014	$620,499	$608,080
End of period	500,228	584,583	554,111

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	3.26%	3.82%	3.29%
End of period	3.41%	4.05%	3.61%

Ratio of Net Charge-Offs to
Average loans	0.84%	1.26%	2.30%
End of period loans	0.88%	1.33%	2.53%
The allowance for loan losses as a percent of total loans decreased to 3.41% as of September 30, 2010, compared to 3.61% as of December 31, 2009. The ratio of net charge-offs to average loans has declined since September 30, 2009 by approximately 33.33%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits. Deposits decreased by $20.6 million, or 3.49%, to $569.5 million as of September 30, 2010, compared with $590.1 million at December 31, 2009. The decrease was primarily attributed to a decrease in time deposits of $42.0 million, or 14.27%, as a result of brokered time deposits of $28.4 million that were not renewed as they matured during 2010. In addition, the Company had $25.0 million in public funds in the CDARS program mature and not renew in September 2010. As these funds go out for bid, the Company has the opportunity to make a bid for the funds. The increase in savings, NOW and money market deposits of $2.9 million, or 1.42%, was specifically due to growth experienced in our performance checking accounts. The performance checking product has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH direct deposit each statement cycle. The Company realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Company. Demand deposits increased $17.7 million, or 20.35%, to $109.7 million as of September 30, 2010, compared with $91.2 million at December 31, 2009. The Company continues to work on replacing brokered funds with core deposits by generating interest in the performance checking product, as well as other products offered by the Company.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 73.83% and 69.76% of our total deposits at September 30, 2010, and December 31, 2009, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 76.42% at September 30, 2010, and 74.11% at December 31, 2009. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs and take advantage of opportunities for lower costs. If needed, FHLBank borrowings are used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at September 30, 2010, approximately $25.4 million was available. Advances are made at the discretion of the FHLBank.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at September 30, 2010, was approximately $23.9 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company also uses the brokered market as a source of liquidity. As of September 30, 2010, excluding CDARS as described above, the Company had approximately $17.2 million in brokered deposits compared to $45.6 million at December 31, 2009, a decrease of $28.4 million, or 62.28%. The decrease in brokered deposits was the result of the Company not renewing the deposits as they mature.
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company deferred the payment of quarterly interest related to trust preferred securities of BVBC Capital Trust III due March 31, 2009 through September 30, 2010 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II due on April, 24, 2009 through October 24, 2010. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares since May 15, 2009. The dividend payment due August 15, 2010 was the sixth dividend deferred by the Company. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. At this time, the Treasury has not elected a director to serve on the Company’s Board of Directors however will be sending an observer to attend the Company’s board meetings. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of September 30, 2010, the Company has accrued $3.1 million for dividends and interest on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be incurred without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.
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
Capital. At September 30, 2010, our total stockholders’ equity was $58.8 million and our equity to asset ratio was 7.78%. At September 30, 2010, our Tier 1 capital ratio was 11.61% compared to 11.26% at December 31, 2009, while our total risk-based capital ratio was 12.89% compared to 12.54% at December 31, 2009. As of September 30, 2010, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At September 30, 2010, the Bank’s Tier 1 capital ratio was 12.02% compared to 11.39% at December 31, 2009, while our total risk-based capital ratio was 13.29% compared to 12.67% at December 31, 2009. As of September 30, 2010, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2010 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	9.05%	(4.78)%
Base Rate Scenario	—	—
200 basis point decline	4.52%	2.02%
The above table indicates that, at September 30, 2010, in the event of a sudden and sustained increase or decrease in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables

Item 3. Quantitative and Qualitative Disclosures About Market Risk
the Company to expand its net interest margin in an increasing or decreasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment while the cost of funding would decrease resulting in a greater net interest margin. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at September 30, 2010, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 200 basis point increase in interest rates will result in a lower economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 200 basis point decline in interest rates will result in an increase in the economic value of our equity as the change in estimated gain on assets exceeds the change in estimated loss on liabilities in this interest rate scenario. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Blue Valley Ban Corp.
Date: November 12, 2010	By:	/s/ Robert D. Regnier
Robert D. Regnier,
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Mark A. Fortino
Mark A. Fortino,
Chief Financial Officer (Principal Financial and Accounting Officer)