Form 10-K
period 2010-12-31
BLUE VALLEY BAN CORP
filed 2011-03-22
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act Yes ☐ No ☑
     As of January 31, 2011 1,732,859 shares of the Registrant’s common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2010 closing price of the stock, was approximately $12.1 million. As of January 31, 2011 the registrant had 2,843,301 shares of Common Stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Part III — Proxy Statement for the 2011 Annual Meeting of Stockholders

BLUE VALLEY BAN CORP.
FORM 10-K INDEX

Part I
Item 1: Business
The Company and Subsidiaries
     As used in this Form 10-K, unless we specify otherwise, “we,” “us,” “our,” and “Company” refers to Blue Valley Ban Corp., a Kansas corporation.
     Blue Valley Ban Corp. is a bank holding company organized in 1989. The Company’s primary wholly-owned subsidiary, Bank of Blue Valley (the “Bank”), was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a demographically attractive area within the Kansas City, Missouri — Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of the Company has been to take advantage of the anticipated growth in the market area as well as to serve the needs of small and mid-sized commercial borrowers. These are customers we believe currently are underserved as a result of banking consolidation in the industry generally and within our market specifically.
     We have experienced significant internal growth since our inception. As of December 31, 2010, we had six locations in Johnson County, Kansas, including our main office that includes a lobby banking center, an operations office in Overland Park, and full-service offices in Leawood, Lenexa, Olathe and Shawnee, Kansas. The Bank also operates a mortgage loan production office in Gladstone, Missouri.
     Our lending activities are focused on commercial, commercial real estate, construction, and residential real estate lending. However, the Company strives to identify, develop and maintain diversified lines of business which provide acceptable risk-adjusted returns. The Bank also provides home equity, lease financing, and consumer lending.
     We seek to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. We develop these new or existing lines of business while monitoring related risk factors. In addition to fees generated in conjunction with lending activities, we derive non-interest income by providing mortgage origination services, deposit and cash management services, investment brokerage services and trust services.
     In addition to the Bank, as of December 31, 2010, the Company had two wholly-owned subsidiaries: BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures. At December 31, 2008, the Company owned 100% of Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, operations facility and the Leawood banking center. As of March 31, 2009, the Company contributed 100% of the outstanding shares of Blue Valley Building Corp. to the Bank.
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

Our Market Area
     We operate primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA. Specifically, our trade area consists of Johnson County, Kansas, Wyandotte County, KS and Jackson County, MO. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics makes us competitive in the Kansas City MSA.
     The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County’s population growth rate ranks in the top 8.85% of counties nationally, and its per capita income ranks in the top 1.34% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2010, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $14.6 billion, which represented 24.31% of total deposits in the state of Kansas and 34.53% of total deposits in the Kansas City MSA.
     As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA. Our Olathe, Kansas facility is located approximately eight miles southwest of our main office and opened in 1994. The Shawnee, Kansas banking facility is approximately 17 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 and in the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced in that facility. The Leawood, Kansas banking facility is approximately four miles southeast of our headquarters location. We entered into the Leawood market in 2002 and in the second quarter of 2004, construction of our freestanding banking facility in Leawood was completed and operations commenced in that facility. During 2003 we acquired an office building in Overland Park, Kansas approximately one mile northwest of our headquarters location. At this location, we consolidated our mortgage operations, bank operations, and opened a banking facility. The banking facility was subsequently closed and consolidated into the main bank in November 2008. During 2010, our mortgage operations were consolidated into the main bank and the office building is listed for lease or possible sale. The Lenexa, Kansas banking facility is approximately seven miles northwest of our headquarters location. The Lenexa facility was opened in February 2007 when we acquired Unison Bancorp, Inc., and its subsidiary, Western National Bank. We made this acquisition to continue our expansion in Johnson County and to establish our first presence in the Lenexa market.
Lending Activities
     Overview. Our principal loan categories include commercial, commercial real estate, construction, and residential real estate loans. We also offer a variety of home equity, equipment financing and consumer loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2010, our loans represented approximately 68.10% of our total assets, our legal lending limit to any one borrower was $23.0 million, and our largest single borrower as of that date had outstanding loans of $13.8 million.
     The ability of financial institutions, including us, to originate loans has been substantially reduced due to current economic conditions. However, we continue to look for lending opportunities within our community. Our staff has significant experience in lending and has been successful in offering our products to both potential and existing customers. We believe that we have been successful because of our staff’s attentiveness to our customers’ financial needs and the development of professional relationships with our customers. We strive to become a strategic business partner, not just a source of funds.
     The Bank conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.5 million, all real estate credits in excess of $2.5 million, and all unsecured loans in excess of $300,000. The Bank’s policies delegate lending authority up to these amounts to an internal loan discount committee comprised of the Bank’s President and two senior loan management officers. Our management information systems and lending administration policies and procedures are designed to monitor lending activities sufficiently to mitigate the risk of noncompliance with the loan policies. The following table shows the composition of our loan portfolio at December 31, 2010.

LOAN PORTFOLIO

	As of December 31, 2010
	Amount	Percent
	(In thousands)
Commercial	$144,181	29.28%
Commercial real estate	169,253	34.37
Construction	64,641	13.13
Home equity	64,289	13.05
Residential real estate	36,903	7.49
Lease financing	5,530	1.12
Consumer	7,657	1.56

Total loans and leases	492,454	100.00%
Less allowance for loan losses	14,731

Loans, net of allowance for loan losses	$477,723

     Commercial loans. As of December 31, 2010, approximately $144.2 million, or 29.28%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. The commercial portfolio is the result of the efforts of seasoned commercial lending staff, their business development efforts, our reputation and the acquisition of Unison Bancorp, Inc. and its subsidiary, Western National Bank, in 2007. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.
     The Bank’s commercial lending activities traditionally have been directed to small and medium-sized companies in or near Johnson County, Kansas, with annual sales generally between $100,000 and $20 million. The Bank’s commercial customers are largely firms engaged in manufacturing, service, retail, construction, and distribution with significant operations in our market areas. The Bank’s commercial loans are generally secured by accounts receivable, inventory, equipment, and real estate, and the Bank generally seeks to obtain personal guarantees for its commercial loans. The Bank underwrites its commercial loans on the basis of the borrowers’ cash flow and ability to service the debt, as well as the value of any underlying collateral and the financial strength of any guarantors.
     Approximately $6.1 million, or 4.25%, of our commercial loans are Small Business Administration (SBA) loans, of which $4.7 million of these loans are government guaranteed. The SBA guarantees the repayment in the event of a default of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the Federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum loan amount of $5.0 million to any one borrower. We are an active SBA lender in our market area and have been approved to participate in the SBA Certified Lender Program.
     Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, we seek to understand the business of each borrower, place appropriate value on any personal guarantee or collateral pledged to secure the loan, and structure the loan amortization to maintain the value of any collateral during the term of the loan.
     Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, hotels and churches. As of December 31, 2010, approximately $169.3 million, or 34.37%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.
     Risks inherent in commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. Commercial real estate lending involves more risk than residential real estate lending because loan balances may be greater, fewer alternative users for the property, and repayment is dependent on the borrower’s operations. We attempt to mitigate these risks by carefully assessing property values, investigating the source of cash flow servicing the loan on the property and adhering to our lending and underwriting policies and procedures.
     Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family and multi-family properties, land development, and commercial buildings, such as retail and office buildings. As of December 31, 2010, approximately $64.6 million, or 13.13%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. The Bank’s experience and reputation in this area have grown, thereby enabling the Bank to focus on relationships with a smaller number of larger builders. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based on several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market with respect to the subdivision and surrounding area, which the bank receives from a third party reporting entity. Construction loans are also made to individuals for whom houses are being constructed by builders with whom the Bank generally has an existing relationship. Such loans are made on the basis of the individual’s financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing. During 2009 and continuing in 2010, the Bank experienced a decline in construction loans originated, specifically in residential real estate construction and land development, as a result of the continued decline in the real estate industry and the continued slow down in new housing construction.
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
     Home equity loans. As of December 31, 2010, our home equity loans totaled $64.3 million, or 13.05%, of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate. Home equity loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. The Bank attempts to mitigate these risks by carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and understanding and documenting the value of the collateral.
     Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2010, $36.9 million, or 7.49%, of our loan portfolio represented residential mortgage loans. The terms of these loans typically include 3 to 7 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.
     In addition, we originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2010, we originated approximately $135.9 million of residential mortgage loans, and we sold approximately $136.5 million in the secondary market. We originate conventional first mortgage loans through referrals from real estate brokers, builders, developers, prior customers and media advertising, as well as through our internet website. We have offered customers the ability to apply for mortgage loans and to pre-qualify for mortgage loans over the Internet since 1999. In 2001, we expanded our internet mortgage application capacity with the acquisition of the internet domain name InternetMortgage.com and expanded our mortgage division. The timing of this expansion allowed us to expand this division in a relatively low-rate environment and reap the benefits of a significant increase in mortgage originations and refinancing experienced from 2001 through 2003. While the volume of mortgage originations and refinancing has declined since 2004, we continue to take advantage of the national presence established in previous years and originate residential mortgage loans through our InternetMortgage.com website. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. To reduce interest rate risk on mortgage loans sold in the secondary market, we acquire forward commitments from investors prior to loan closing.

     Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. The lender reviews the appraised value, credit report, debt service ratios, and gathers data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to maximize per loan profits while minimizing the risks and costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are generally committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30-45 days following closing pursuant to commitments obtained from the Investor. We sell conventional FHA, VA, USDA conforming and jumbo loans that are available to the Bank via the various secondary market investors for cash on a limited recourse basis. In our recent experience, we have not been asked to repurchase significant amounts of loans and we did not repurchase any in 2010. Consequently, foreclosure losses on all sold loans are primarily the responsibility of the investor and not that of the Bank.
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
     Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2010, our lease portfolio totaled $5.5 million, or 1.12%, of our total loan portfolio. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. We have provided lease financing in the past and will continue to do so for our customers. However, we do not expect to pursue lease financing unless the lessor maintains an ongoing relationship with the Bank through participation in other Bank product offerings. As a result of a reduction in force in our leasing department during 2008, we expect the lease portfolio to continue to decrease over time. Our leases are generally underwritten based on several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.
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
     Consumer loans. As of December 31, 2010, our consumer loans totaled $7.7 million, or 1.56% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to professionals, people employed in education, industry and government, as well as retired individuals and others. A portion of the Bank’s consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2010, approximately $587,000, or 7.67%, of the Bank’s consumer loan portfolio represented indirect automobile loans. The Bank’s loans made to individuals through this program generally represent loans to purchase new or late model automobiles. The Bank’s consumer and other loans are underwritten based on the borrower’s income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.
     Consumer loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. In addition, some consumer loans are subject to the additional risk that the loan is unsecured. For loans that are secured, the underlying collateral may be rapidly depreciating and may not provide an adequate source of repayment if we are required to repossess the collateral. The Bank attempts to mitigate these risks by requiring a down payment and carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and with respect to indirect automobile loans, understanding and documenting the value of the collateral and the reputation of the originating dealership.

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
Deposit Services
     The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s offices, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income, cross-marketing opportunities and a low-cost source of funds. Since 2001, the Bank has realized deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. During 2007, the Bank introduced the performance checking product. This interest-bearing demand product has proven to be an attractive product in our market area as it pays a higher rate than most checking accounts as long as the customer meets the requirements of at least 12 signature based debit card transactions and at least one direct deposit or ACH debit each statement qualification cycle. The Bank realizes non-interest income from the signature based debit card transactions that, when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Bank. The Bank also offers a money market account which is a daily access account that bears a tiered rate of interest and allows for limited check-writing ability. We believe transaction and money market accounts to be a stable source of funding for the Bank and provide us with the potential to cross-sell additional services to these account holders.
     Time deposits and savings accounts also provide a relatively stable customer base and source of funding. Due to the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also as compared to other alternative funding sources to determine the most advantageous source. In pricing deposit rates, management also considers profitability, the matching of term lengths with assets, the attractiveness to customers, and rates offered by our competitors. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively lets depositors receive Federal Deposit Insurance Corporation (FDIC) insurance on amounts of certificate of deposits larger than FDIC insurance coverage, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The Bank’s Funds Management policy allows for acceptance of brokered deposits, up to certain policy limits, which can be utilized to support the growth of the Bank. As of December 31, 2010, the Bank had $45.9 million in brokered deposits, of which $29.0 million represented customer funds placed into the CDARS program.

Investment Brokerage Services
     In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Three individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. Investment brokerage services provide a source of fee income for the Bank. In 2010, the amount of our fee income generated from investment brokerage services was $415,000.
Trust Services
     The Bank began offering trust services in 1996. Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial trust accounts. As of December 31, 2010, the Bank’s trust department administered 250 accounts, with assets under administration of approximately $125.7 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2010, the amount of our fee income from trust services was $447,000.
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
Trademarks
As of December 31, 2010 the Bank had the following registered trademarks:
Bank of Blue Valley
DEPOSIT I.T.
INTERNETMORTGAGE.COM
Employees
     At December 31, 2010, the Bank had approximately 199 total employees, with 167 full-time employees. The Company and its other subsidiaries do not have any employees. None of the Bank’s employees are subject to a collective bargaining agreement. We consider the Bank’s relationship with its employees to be excellent.

Directors and Executive Officers of the Registrant
     For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2010, and their principal positions.

Name	Age	Positions
Directors

Robert D. Regnier	62	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley Ban Corp.; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank
Donald H. Alexander	72	Director of Blue Valley Ban Corp. and the Bank
Michael J. Brown	54	Director of Blue Valley Ban Corp.
Robert D. Taylor	63	Director of Blue Valley Ban Corp. and Chairman of the Audit Committee of Blue Valley Ban Corp.

Additional Directors of the Bank

Harvey S. Bodker	75	Director of the Bank
Richard L. Bond	75	Director of the Bank
Suzanne E. Dotson	64	Director of the Bank
Charles H. Hunter	68	Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino	44	Executive Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley Ban Corp.
Bruce A. Easterly	51	Executive Vice President – Chief Lending Officer of the Bank
Bonnie M. McConnaughy	51	Senior Vice President – Deposit Operations and e-Business Solutions of the Bank
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
Regulation and Supervision
     The Company and its subsidiaries are extensively regulated under both federal and state laws. Laws and regulations to which the Company and the Bank are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are intended primarily to protect depositors, not stockholders. Any change in applicable laws or regulations may have a material effect on the Company’s business and prospects, and legislative and policy changes may affect the Company’s operations. The Company cannot predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     The following references to statutes and regulations affecting the Company and the Bank are brief summaries only and do not purport to be complete and are qualified in their entirety by reference to the actual statutes and regulations.
Applicable Legislation
     The enactment of the legislation described below has affected the banking industry generally and will have an on-going effect on Blue Valley Ban Corp. and its subsidiaries.
     Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act provides for the following, among other provisions:
•	Establishes a new oversight regulator, the Financial Stability Oversight Council, to monitor the financial system for systemic risk and to determine which entities pose significant risk, as well as monitor financial regulatory proposals and standards.

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad powers to enforce consumer protection laws and ensure that markets for consumer financial products and services are fair, transparent and competitive.

•	Amends Sarbanes-Oxley Act 404(b) to make permanent the temporary exemption for smaller reporting companies (filers with less than $75 million in market cap – Blue Valley Ban Corp. is a smaller reporting company) to comply with the independent auditor attestation requirement on the company’s evaluation of the effectiveness of internal controls over financial reporting.

•	Changes the assessment base for FDIC insurance assessments from the amount of total domestic deposits to average consolidated total assets less average tangible equity (Tier 1 Capital) and sets a target size for the Deposit Insurance Fund.

•	Permanently increases the FDIC deposit insurance per depositor from $100,000 to $250,000 and provides unlimited deposit coverage for non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012.

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thus permitting depository institutions to pay interest on business transactions and other accounts.

•	Requires the Federal Reserve to issue rules to limit the amount of any debit card interchange fee that an issuer may receive or charge with respect to electronic debit card transactions to be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Cards issued by banks with less than $10 billion in assets are to be exempt from this requirement, thus Blue Valley Ban Corp. would be exempt from this requirement.

•	Implements corporate governance revisions for public companies, including proxy access requirements for stockholders and stockholder non-binding vote on executive compensation and “golden parachute’ payments.

•	Restricts the ability of banks to apply trust preferred securities toward regulatory capital requirements. However, Tier 1 Capital treatment for trust preferred securities issued before May 19, 2010 is grandfathered for bank holding companies with less than $15 billion in total assets. Blue Valley Ban Corp.’s trust preferred issuances would be grandfathered under this provision.

•	Mortgage reform and anti-predatory lending provision places new regulations on mortgage originators to ensure a borrower’s ability to repay and imposes new disclosure requirements and appraisal reforms.

     The specific impact of the Dodd-Frank Act on our current activities and our financial performance will depend on the manner in which the relevant agencies develop and implement required rules and the reaction of market participants to these regulatory developments. Many provisions of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, thus making it difficult to assess the overall financial impact on us, our customers or the financial industry.
     The American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law on February 19, 2009. The ARRA includes a wide variety of programs intended to create jobs and promote investment and consumer spending during the recession. In addition, the ARRA imposes certain executive compensation and corporate expenditure limits on all Troubled Asset Relief Program (the “TARP”) participants for the duration of the period that the U.S. Treasury Department holds any equity or debt position in the company under the Capital Purchase Plan Program. The ARRA requires the following:
•	Bonus, incentive compensation, and retention payments made to the Senior Executive Officers and the next 20 most highly compensated employees are subject to recovery or “clawback” by the Company if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•	Prohibits paying any “golden parachute” payment to any Senior Executive Officer or any of the next five most-highly compensated employees, generally meaning any payment in the nature of compensation to (or for the benefit of) an executive officer made in connection with an applicable severance from employment other than compensation earned for services rendered or accrued benefits;

•	Prohibits paying or accruing any bonus, retention award or incentive compensation to the most highly compensated employee, except for awards of long-term restricted stock that have a value equal to no greater than one-third of such executive’s annual compensation and do not fully vest during the restricted period; and

•	Review of bonuses, retention awards, and other compensation paid to the Senior Executive Officers and the next 20 most-highly compensated employees to determine whether any such payments were inconsistent with the purposes of the TARP or otherwise against public interest.
     The ARRA also sets forth additional corporate governance obligations for TARP recipients. These additional obligations include: (i) semi-annual meetings of the Compensation Committee of the Board of Directors (comprised entirely of independent directors) to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans; (ii) company-wide policies regarding excessive or luxury expenditures; (iii) non-binding stockholder say on pay proposals to be included in proxy materials; and (iv) written certifications by the chief executive officer and chief financial officer with respect to compliance with the compensation requirements of the ARRA. The ARRA amends the Emergency Economic Stabilization Act to require a financial institution’s chief executive officer and chief financial officer to annually certify that the financial institution is in compliance with the compensation requirements of the ARRA.
     Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. This legislation was principally designed to allow the U.S. Treasury Department (the “Treasury”) and other government agencies to take action to restore liquidity and stability to the U.S. financial system. This legislation authorized the Treasury through the Troubled Asset Relief Program (the “TARP”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities issued by financial institutions and their holding companies. The Treasury allocated $250 billion to the TARP Capital Purchase Plan program (the “CPP”). The CPP was designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. As part of the CPP, the Treasury purchased debt and equity securities from participating institutions. Qualified participants could sell an equity interest to the Treasury up to 3% of its risk-weighted assets. These equity instruments constitute Tier 1 Capital for eligible institutions. The Company’s Board of Directors approved the Company’s participation in the program, and the Company entered into a Securities Purchase Agreement – Standard Terms on December 5, 2008. Pursuant to the agreement, the Company issued and sold to the Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock, for a total cash price of $21.75 million. Under the terms of the CPP, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. For additional information, see the liquidity and capital resources section under Managements Discussion and Analysis of Financial Condition and Results of Operation.
     As part of the EESA, the FDIC established the Temporary Liquidity Guarantee Program which was designed to encourage confidence and liquidity in the banking system. The program has two primary components, the Debt Guarantee Program and Transaction Account Guarantee Program. Eligible entities generally are participants unless they exercise an opt-out right in a timely manner.
     Under the Debt Guarantee Program, the FDIC guaranteed certain senior unsecured debt of eligible banks, thrifts and certain holding companies issued on or after October 14, 2008 through June 30, 2009. The debt guarantee coverage limit was generally 125% of an eligible entity’s eligible debt as of September 30, 2008, with a nonrefundable fee of 75 basis points (annualized) for covered debt outstanding. The guarantee was originally effective through the earlier of the maturity date or on June 30, 2012. Under a four month extension of the program approved May 2009, participating entities that issued debt on or before April 1, 2009 were permitted to participate in the extended program without application to the FDIC and participating entities that had not issued such debt before April 1, 2009 could upon approval from the FDIC. As a result, all such participating entities were permitted to issue FDIC-guaranteed debt until October 31, 2009, which would be guaranteed through the earlier of mandatory conversion date, maturity date, or December 31, 2012. The FDIC has also established a limited six-month emergency facility. Under this facility, participating entities could apply to issue FDIC guaranteed senior unsecured debt during the period October 31, 2009 through April 30, 2010 to be guaranteed through December 31, 2012. For approved applicants, fees of at least 300 basis points would be assigned on case-by-case basis. The Company and the Bank opted to not participate in the Debt Guarantee Program.
     The Transaction Account Guarantee Program provides full coverage of non-interest bearing transaction accounts at participating insured depository institutions, regardless of the dollar amount. The Transaction Account Guarantee Program originally was effective through December 31, 2009. This program was extended through December 31, 2010 if opted by the participating entity. Financial institutions participating in the Transaction Account Guarantee Program were assessed a fee of ten basis points (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2009 and fees of 15 to 25 basis points (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2010 depending on the risk category assigned to the institution. The Bank opted to continue its participation in the Transaction Account Guarantee Program. As a result of the Dodd-Frank Act, unlimited deposit coverage for non-interest bearing accounts will be provided at all insured depository institutions starting January 1, 2011 until December 31, 2012.
     USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) was signed into law on October 26, 2001. This legislation enhances the powers of domestic law enforcement organizations and makes numerous other changes aimed at countering the international terrorist threat to the security of the United States. Title III of the legislation most directly affects the financial services industry. It is intended to enhance the federal government’s ability to fight money laundering by monitoring currency transactions and suspicious financial activities. The USA PATRIOT Act has significant implications for depository institutions involved in the transfer of money. Under the USA PATRIOT Act, a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts. Financial institutions must follow regulations adopted by the Treasury to encourage financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities. Financial institutions must follow regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.
     Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies by permitting them to engage in activities, or affiliate with entities that engage in activities, that are “financial in nature.” Activities that the Gramm-Leach-Bliley Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the U.S. Treasury Department, in cooperation with one another, determine what additional activities are “financial in nature.” With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.
     Bank holding companies that intend to engage in activities that are “financial in nature” must elect to become “financial holding companies.” Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are “well capitalized” and “well managed,” based on applicable banking regulations, and have a Community Reinvestment Act rating of at least “a satisfactory record of meeting community credit needs.” Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed “closely related to banking” prior to adoption of the Gramm-Leach-Bliley Act. The Company voluntarily terminated its status as a financial holding company in June 2008 as the Company was no longer engaged in activities pursuant to the Bank Holding Company Act.
     The Gramm-Leach-Bliley Act also calls for “functional regulation” of financial services businesses in which functionally regulated subsidiaries of bank holding companies will continue to be regulated by the regulator that ordinarily has supervised their activities. As a result, state insurance regulators will continue to oversee the activities of insurance companies and agencies, and the Securities and Exchange Commission will continue to regulate the activities of broker-dealers and investment advisers, even where the companies or agencies are affiliated with a bank holding company. Federal Reserve authority to examine and adopt rules regarding functionally regulated subsidiaries is limited.
     The Gramm-Leach-Bliley Act imposed an “affirmative and continuing” obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Gramm-Leach-Bliley Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations became effective July 1, 2001.
     The Gramm-Leach-Bliley Act has been and may continue to be the subject of extensive rule making by federal banking regulators and others.

     Sarbanes-Oxley Act. The Sarbanes-Oxley Act, signed into law in 2001, addresses issues related to corporate governance of publicly traded companies. Sarbanes-Oxley Act requires, among other items, certification of the quality of financial reporting by the Chief Executive Officer and Chief Financial Officer, enhanced and timely disclosure of financial reporting and it strengthens the rules regarding auditor and audit committee independence. Certain provisions of the Sarbanes-Oxley Act were effective immediately and others became effective or are in process of becoming effective through Securities and Exchange Commission rules. The Company was subject to all provisions during 2009 with the exception of the auditor’s attestation on internal control over financial reporting. Under the Dodd-Frank Act, the Company is now exempt from the auditor’s attestation on internal control over financial reporting. The Company anticipates continued future expenditures in order to comply with the provisions of the Sarbanes-Oxley Act.
Bank Holding Company Regulation
     The Company is a registered bank holding company subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and such additional information as the Federal Reserve may require.
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
     Bank holding companies may, however, engage in businesses found by the Federal Reserve to be “financial in nature,” as described above. Finally, subject to certain exceptions, the Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve’s implementing regulations, require Federal Reserve approval prior to any acquisition of “control” of a bank holding company, such as Blue Valley Ban Corp. In general, a person or company is presumed to have acquired control if it acquires 10% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.
     Source of Strength. The Federal Reserve expects the Company to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. As of December 31, 2010, BVBC Capital Trust II and BVBC Capital Trust III are the Company’s only active direct subsidiaries that are not banks.
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
     Under the terms of the Capital Purchase Plan, for so long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. At the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly payment on the preferred shares due to the Treasury since May 15, 2009. Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected a director to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued $2.0 million for the dividends and has every intention to bring the obligation current as soon as permitted. For additional information, see the liquidity and capital resources section under Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
     The Board of Directors of the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank has complied with all terms of the written agreement.
     Deposit Insurance. The FDIC, through its Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable limits of the FDIC. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC bases deposit insurance premiums on each FDIC-insured institution based on the perceived risk each bank presents to its Deposit Insurance Fund. Each institution is assigned to one of the four risk categories based on its capital, supervisory ratings and other factors. Under the FDIC’s risk-based assessment rules effective April 1, 2009, assessment rates range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The FDIC adopted the final rule on May 22, 2009 to impose a special assessment to rebuild the Deposit Insurance Fund and help maintain the public confidence in the banking system. The FDIC imposed a five basis point special assessment on each FDIC-insured depository institution’s assets less its Tier I capital as of June 30, 2009 (not to exceed 10 basis points of the institution’s assessment base for second quarter 2009), which was collected on September 30, 2009. The Bank paid $364,000 for this special assessment as of June 30, 2009.
     In October 2010, the FDIC adopted a new deposit insurance fund restoration plan to ensure the fund reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forgo the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011. At least semi-annually, the FDIC will update its loss and income projections for the deposit insurance fund, and, if needed, will increase or decrease assessment rates, following notice-and commend rulemaking if required. In February 2011, the initial assessment rates along with the assessment base were adjusted effective April 1, 2011. This change effectively lowered the assessment rate ranges for each risk category.
     In addition to deposit insurance premiums, institutions also pay an assessment based on insured deposits to service debt issued by the Financing Corporation (FICO assessment), a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. For the fourth quarter of fiscal year 2010, the annual rate for this assessment was 1.04 basis points for each $100 in domestic deposits. FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and the rate adjusted to 1.02 basis points for the first quarter 2011. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

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
     The federal banking regulators also have broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the prompt corrective action rules, an institution is:
•	“Well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Although the Company is subject to a written agreement, the written agreement does not contain any prompt corrective action directives to meet and maintain a specific capital level for any capital measure.

•	“Adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater.

•	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%.

•	“Significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%.

•	“Critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
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
     As of December 31, 2010, the Bank had capital in excess of the regulatory requirements for a “well capitalized” institution.
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
     Community Reinvestment Act Requirements. The Community Reinvestment Act (CRA) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In its most recent CRA examination dated July 26, 2010, the Bank received a rating of “Satisfactory.”
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
     Regulations Governing Extensions of Credit. The Bank is subject to restrictions on extensions of credit to the Company and on investments in the Company’s securities and using those securities as collateral for loans. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the Bank Holding Company Act and Federal Reserve regulations prohibit a bank holding company and its subsidiaries from engaging in various tie-in arrangements in connection with extensions of credit, leases or sales of property or furnishing of services.
     Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. For net transaction accounts in 2011, the first $10.7 million, unchanged from its level in 2010, is exempt from reserve requirements. A three percent reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $58.8 million, up from $55.2 million in 2010. A ten percent reserve ratio is assessed on net transaction accounts in excess of $58.8 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

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
Item 1A: Risk Factors
     An investment in securities issued by the Company is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included or incorporated by reference. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and they are not necessarily presented in order of significance. Additional risks and uncertainties could also adversely affect its business and financial results. If any one or a combination of these risks occurs, our business, financial condition or results of operations could be adversely affected and the market price of the Company’s stock could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ from those expressed in any forward-looking statements.
Difficult market conditions have adversely affected the Company’s industry and may continue to affect the industry.
     We are particularly exposed to downturns in the U.S. real estate market. Dramatic declines over the past two years in the housing market, with falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, as a result of the concern regarding the stability of the financial markets and the strength of counterparties. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and could further negatively affect the Company’s financial results.
Our loan portfolio is concentrated in real estate lending, which has made and will make our loan portfolio more susceptible to credit losses in the current real estate market.
     In 2008 and continuing through 2010, the new home real estate market in our geographic market area declined. Our loan portfolio has a concentration in real estate construction, land development loans, and commercial real estate loans, most of which are located in our market area. We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate market and general economy. As a result, our non-performing assets and allowance for loan losses remained high during 2009 and 2010. If the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and may result in increased credit losses in these loans and additional loan foreclosures.
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
The Company and the Bank are subject to extensive governmental regulation.
     The Company and the Bank are subject to extensive governmental regulation. The Company, as a bank holding company, is regulated primarily by the Federal Reserve Bank. The Bank is a commercial bank chartered by the State of Kansas and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the State Banking Commissioner of Kansas (OSBC). These federal and state bank regulators have the ability, to place significant regulatory and operational restrictions upon the Company and the Bank. Any such restrictions imposed by federal and state bank regulators could affect the profitability of the Company and the Bank. The Company and the Bank entered into a written agreement in November 2009 with the Federal Reserve Bank of Kansas City. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practice and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares or stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have complied with all terms of the written agreement. If the Company and Bank are not able to continue to comply with the agreement, they could be subject to further regulatory enforcement action.
If we are unable to pay our Preferred Shares dividend, the holder of the Preferred Shares may have additional rights.
     Under the Capital Purchase Plan, failure to pay the Preferred Shares dividend is not considered an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holder of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has deferred quarterly Preferred Share dividends since May 15, 2009. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s board; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for these dividends and has every intention to bring the obligation current as soon as possible.

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
The continued slowdown in real estate sales and a decrease in residential real estate values within our market areas have effected and may continue to affect our financial condition.
     Non-performing assets and our provision for loan losses and other real estate owned have increased as a result of the downturn in economic conditions in the real estate market, continued slow down in home sales, and decline in median home prices and newly constructed homes. The housing industry in the Midwest experienced a downturn during the last quarter of 2007 and continuing in 2010 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in over-supply of housing inventory and increased foreclosure rates. If these market conditions continue, or deteriorate further, or if these market conditions and slowing economy continue to negatively impact the commercial non-residential real estate market, our results of operations will continue to be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.
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
     We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Bruce A. Easterly, and Bonnie M. McConnaughy. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees; however, the Company has change in control agreements in place with Mr. Fortino, Mr. Easterly and Ms. McConnaughy. If their employment were terminated, Mr. Fortino, Mr. Easterly, and Ms. McConnaughy would all lose unvested shares of Blue Valley Ban Corp. restricted stock awarded over the past three years as well as amounts awarded in their Long-Term Retention Bonus Pools. Mr. Regnier would lose unvested shares of Blue Valley Ban Corp. restricted stock awarded in 2009 and 2010 as well as amounts awarded in his Long-Term Retention Bonus Pool. We carry a $1 million “key person” life insurance policy on the life of Mr. Regnier.
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
     Our capital level at December 31, 2010 was above the “well capitalized” level under regulatory definitions. However, continued losses could cause our capital level to fall to a level that is below the “well capitalized” level under regulatory definitions. Failure to maintain well capitalized status could result in adverse regulatory actions against us, as well as jeopardize our ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan advances, or unsecured Federal funds credit lines, and could damage our reputation in our deposit markets, possibly resulting in deposit declines that could decrease our liquidity. Additional significant increases in our allowance for loan losses, significant write-downs of assets, or other operating losses would decrease our capital levels further.

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
Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. financial system.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA authorizes the U.S. Treasury Department through the Troubled Asset Relief Program (TARP) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities used by financial institutions and their holding companies. The Treasury allocated $250 billion to the TARP Capital Purchase Plan Program. The program was designed to attract broad participation by healthy institutions, to stabilize the financial system and to increase lending for the benefit of the U.S. economy. As part of the Capital Purchase Plan, the U.S. Treasury purchased debt and equity securities from participating institutions. The Company became a participant in the Capital Purchase Program in December 2008.
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
     The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
     The federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions can commence offering interest on demand deposits (business transaction and other accounts) to compete for customers. We do not know what interest rates other institutions may offer. Our interest expense could increase and our net interest margin could decrease if we have to offer high rates of interest than we currently offer on other products to attract additional customers or maintain our current customers.
     Our business could be adversely affected by unfavorable actions from rating agencies.
     Ratings assigned by bank rating agencies to the Company and its subsidiaries may impact the decision of certain customers, in particular, institutions to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships.
     Our business could be adversely affected by recent legislation.
     On July 21, 2010 The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Some of the provisions may have consequences of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The specific impact of the Dodd-Frank Act on our current activities and our financial performance will depend on the manner in which relevant agencies develop and implement the required rules.
     We are subject to various legal claims and litigation.
     We are periodically involved in routine litigation incidental to our business. Regardless of whether these claims and legal actions are founded or unfounded, if such legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the Company’s reputation. Any financial liability or reputational damage could have a material adverse impact on our business, financial condition and results of operations. Even if these claims and legal actions do not result in a financial liability, defending these claims and actions result in increased legal and professional services costs, which adds to our non-interest expense and negatively impacts our operating results.
Item 1B: Unresolved Staff Comments
     No items are reportable.
Item 2: Properties
The Bank currently operates five full service banking centers, which includes our principal office located at 11935 Riley in Overland Park, Kansas, and operates an operations center location and rents space in Gladstone, Missouri for one loan production office. In January 2009, the Company placed the 7900 College Boulevard location up for lease or possible sale. The portions of these premises not occupied by the Bank are leased to third parties. The following table sets forth the locations of the banking and operations centers, dates opened, mortgage indebtedness, and occupancy:

		Mortgage
		Indebtedness
		as of December 31,
Location	Year Occupied	2010	Occupancy
Overland Park Banking Center 11935 Riley Overland Park, Kansas *	1994	None	100%

Olathe Banking Center 1235 E. Santa Fe Olathe, Kansas **	2001	None	100%

Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, Kansas **	2001	None	100%

Operations Center 7900 College Boulevard Overland Park, Kansas *	2003	None	100%

Leawood Banking Center 13401 Mission Road Leawood, Kansas *	2004	None	66%, Four subleases occupy the remaining 34%

Lenexa Banking Center 9500 Lackman Road Lenexa, Kansas **	2007	None	100%

*	The building is owned by Blue Valley Building Corp.

**	The building is owned by the Bank.

Item 3: Legal Proceedings
     We are periodically involved in routine litigation incidental to our business. We are not a party to any pending litigation that we believe is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4: (Removed and Reserved)

Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
     We are a reporting company under the Securities Exchange Act of 1934, as amended, as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board (OTCBB) since July 2002 under the symbol “BVBC.” As of January 31, 2011, there were approximately 422 stockholders of record of our common stock. The following table sets forth the high and low bid prices of the Company’s common stock since the first quarter of 2009 based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
Fiscal Quarter	High	Low	High	Low
First	$10.25	$8.50	$25.00	$10.05
Second	9.75	7.00	12.00	7.50
Third	9.40	6.50	10.50	7.45
Fourth	8.00	5.50	10.50	9.30
Dividends
     The Company did not declare a common stock dividend in 2008, 2009 or 2010.
     The Company’s consolidated net income consists largely of the operations of the Bank; therefore, our ability to pay dividends on our common stock is subject to the receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and thus our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, as we elect to defer interest payments on our outstanding junior subordinated debentures and dividends on our Preferred Shares, we are prohibited from paying dividends on our common stock during such deferral. As a result of an agreement with the Federal Reserve Bank (for more information see Regulatory Matters section in Management’s Discussion and Analysis of Financial Condition and Results of Operations), prior regulatory approval is currently required prior to the payment of any dividends by the Company or the Bank. After that agreement is terminated, our Board of Directors anticipates the ability to declare future dividends, subject to limitations imposed by regulatory capital guidelines and approval, as permitted by the Company’s profitability and liquidity. The date for termination of that agreement is not known. In addition, the Company is subject to dividend limitations as part of the Capital Purchase Plan. As long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend. The Company did not pay a cash dividend to our common stockholders in the fiscal years ended 2008, 2009 or 2010, and we do not know when we will be able to resume paying cash dividends.

Item 6: Selected Financial Data
     The following table presents our consolidated financial data as of and for the five years ended December 31, 2010, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K. The selected statements of financial condition and statements of income data, insofar as they relate to the five years in the five-year period ended December 31, 2010, have been derived from our audited consolidated financial statements.

	As of and for the
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Selected Statement of Income Data
Interest and dividend income:
Interest and fees on loans	$28,011	$33,996	$41,245	$47,194	$44,537
Federal funds sold and other short-term investments	245	144	378	557	256
Available-for-sale securities	1,825	1,943	3,375	4,466	4,039
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	222	211	265	323	317

Total interest and dividend income	30,303	36,294	45,263	52,540	49,149

Interest expense:
Interest-bearing demand deposits	2,343	2,589	1,394	656	97
Savings and money market deposit accounts	438	490	2,402	6,362	4,356
Other time deposits	7,746	10,742	12,139	13,134	11,254
Funds borrowed	3,836	4,166	5,756	5,430	5,255

Total interest expense	14,363	17,987	21,691	25,582	20,962

Net interest income	15,940	18,307	23,572	26,958	28,187
Provision for loan losses	3,095	21,635	17,025	2,855	1,255

Net interest income (loss) after provision for loan losses	12,845	(3,328)	6,547	24,103	26,932

Non-interest income:
Loans held for sale fee income	3,506	2,785	2,136	3,160	5,046
Service fees	3,083	3,250	3,299	2,830	2,491
Realized gains on available-for-sale securities	885	346	702	105	—
Gain on settlement of litigation	—	—	1,000	—	—
Other income	1,145	1,664	1,010	782	1,027

Total non-interest income	8,619	8,045	8,147	6,877	8,564

Non-interest expense:
Salaries and employee benefits	11,753	12,272	12,500	13,570	14,737
Net occupancy expense	2,756	2,811	3,144	3,200	3,059
Goodwill impairment	—	—	4,821	—	—
Other operating expense	11,258	12,758	8,304	7,447	6,578

Total non-interest expense	25,767	27,841	28,769	24,217	24,374

Income (loss) before income taxes	(4,303)	(23,124)	(14,075)	6,763	11,122
Provision (benefit) for income taxes	(1,561)	(8,514)	(3,824)	2,275	4,199

Net income (loss)	$(2,742)	$(14,610)	$(10,251)	$4,488	$6,923

Per Share Data
Basic earnings	$(1.38)	$(5.68)	$(4.20)	$1.86	$2.93
Diluted earnings	(1.38)	(5.68)	(4.20)	1.84	2.88
Dividends	0.00	0.00	0.00	0.36	0.30
Book value basic (at end of period)	12.66	14.09	19.97	24.34	22.45
Weighted average common shares outstanding:
Basic	2,773,039	2,754,419	2,438,809	2,410,621	2,365,932
Diluted	2,788,154	2,762,603	2,460,045	2,438,203	2,407,802
Dividend payout ratio	0.00%	0.00%	0.00%	19.35%	10.23%

	As of and for the
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data (at end of period):
Total available-for-sale securities	$63,640	$72,757	$68,681	$76,653	$87,009
Total mortgage loans held for sale	8,162	8,752	8,157	10,978	21,805
Total loans	492,454	554,111	662,401	596,646	528,515
Total assets	723,101	773,967	815,700	736,213	692,219
Total deposits	541,218	590,110	600,868	536,370	535,864
Funds borrowed	118,505	118,208	135,129	134,942	96,577
Total stockholders’ equity	57,164	60,603	76,439	58,934	53,820
Trust assets under administration	125,702	105,071	112,688	104,167	104,445

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	2.23%	2.43%	3.20%	3.92%	4.35%
Non-interest income to average assets	1.09	0.99	1.04	0.95	1.24
Non-interest expense to average assets	3.26	3.42	3.67	3.34	3.54
Net overhead ratio (2)	2.14	2.40	2.59	2.35	2.25
Efficiency ratio (3)	104.92	105.65	90.70	71.57	66.32
Return on average assets (4)	(0.35)	(1.79)	(1.31)	0.62	1.00
Return on average equity (5)	(10.25)	(33.07)	(17.53)	7.88	13.81

Asset Quality Ratios:
Non-performing loans to total loans	6.16%	6.30%	6.54%	4.22%	1.31%
Allowance for possible loan losses to:
Total loans	2.99	3.61	1.87	1.51	1.16
Non-performing loans	48.53	57.33	28.54	35.65	88.16
Net charge-offs to average total loans	1.61	2.30	2.16	0.06	0.35
Non-performing loans to total assets	4.20	4.51	5.31	3.42	1.00

Balance Sheet Ratios:
Loans to deposits	90.99%	93.90%	110.24%	111.24%	98.63%
Average interest-earning assets to average
interest-bearing liabilities	113.18	115.08	116.25	118.92	120.31

Capital Ratios:
Total equity to total assets	7.91%	7.83%	9.37%	8.01%	7.77%
Total capital to risk-weighted assets ratio	12.66	12.54	13.82	11.53	12.47
Tier 1 capital to risk-weighted assets ratio	11.39	11.26	12.57	10.28	11.33
Tier 1 capital to average assets ratio	9.04	9.07	11.50	9.86	10.29
Average equity to average assets ratio	7.48	8.47	7.66	7.85	7.27

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.

(2)	Non-interest expense less non-interest income divided by average total assets.

(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average common equity.

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
     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or the negative of these terms or other comparable terminology. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a continued deterioration of general economic conditions or the demand for housing in the Company’s market areas; deterioration in the demand for mortgage financing; legislative or regulatory changes; regulatory action; continued adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the Company’s non-payment on TARP funds or Trust Preferred Securities; the loss of key personnel; significant increases in competition; potential unfavorable actions from rating agencies; potential unfavorable results of litigation to which the Company may become a party, and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors. Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Critical Accounting Policies
     Please refer to Note 1 of our consolidated financial statements where we present a listing and discussion of our most significant accounting policies. After a review of these policies, we determined that accounting for the allowance for loan losses and income taxes are deemed critical accounting policies because of the valuation techniques used, and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates, underlying these policies. Accounting for these critical areas requires subjective and complex judgments that could be subject to revision as new information becomes available.
     As presented in Note 1 and Note 3 to the consolidated financial statements, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The adequacy of the allowance for loan losses is analyzed monthly based on internal loan reviews and qualitative measurements of our loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others:
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

     The Bank computes its allowance for loan losses by assigning specific reserves to impaired loans, plus a general reserve based on loss factors applied to the rest of the loan portfolio. The specific reserve on impaired loans is computed as the amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective interest rate, or based on the loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The general reserve loss factors are determined based on such items as management’s evaluation of risk in the portfolio, local economic conditions, and historical loss experience. The Bank has further refined its risk grading system by developing associated reserve factors for each risk grade.
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
Overview
     While the Company continued to face challenges during 2010, it was able to show improvement in many areas of operation. The Company improved its net results for 2010 by 81.23%, with a net loss of $2.7 million as compared to 2009’s net loss of $14.6 million. The Company has experienced improvements in asset quality, specifically with non-performing loans. The Company’s non performing loans have declined 12.99% from 2009 and loans past due greater than 30 days have declined $14.5 million, an improvement of 90.87%, as management has aggressively managed defaults within the loan portfolio. Non-interest expense has declined 7.45% from 2009 as a result of lower expenses related to foreclosed assets held for sale. The Company continues to actively market and manage these properties and continues to work to reduce the balance of foreclosed assets held for sale. The Company has also experienced an increase in non-interest income for 2010 as compared by 2009 by 7.13% as a result of increased mortgage loans held for sale fee income, increased debit card interchange income, as well as gains realized on sale of available for sale securities. While the Company has experienced a decline in net interest income by 12.93% for 2010 as compared to 2009, the net interest income recorded in each quarter of 2010 increased. The Company continues to keep the cost of funds low and works to improve asset quality and originate new loans.
     The Company experienced a net loss for 2010 of $2.7 million, an $11.9 million or 81.23%, improvement from the $14.6 million net loss in 2009. Loss per share on a diluted basis was $1.38 for the year ended December 31, 2010, an improvement of 75.70% compared to diluted loss per share of $5.68 for the previous year. The Company’s returns on average assets and average stockholders’ equity for 2010 were negative 0.35% and negative 10.25% compared to negative 1.79% and negative 33.07%, respectively, for 2009.
     Net interest income for 2010 was $15.9 million compared to $18.3 million earned during 2009. The decrease of $2.4 million, or 12.93%, was a result of a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. Lower average outstanding loan balances also contributed to the decline in interest income. Average outstanding loan balances for the year ended December 31, 2010, as compared to the prior year, declined $90.1 million, or 14.81%, as a result of several large loan payoffs, loan foreclosures of $10.4 million, and lower loan origination volume as a result of the current economic environment. The decline in interest income was partly offset by lower interest expense. Interest expense has declined $3.6 million, or 20.15%, from the prior year. The decline in interest expense was a result of a decrease in rates paid on deposits. As market rates have declined, the rates on deposits have also declined. In 2010 the Company had funds from various certificate of deposit promotions mature, and as those higher rate certificates matured they were renewed at lower market rates. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on the borrowings.
     The provision for loan losses in 2010 was $3.1 million compared to $21.6 million in 2009. The Company has experienced a reduction in non-performing loans by $4.5 million, or 12.99%, and a decline in net loan charge offs by $5.6 million, or 40.27%, since December 31, 2009 and based on analysis of the loan portfolio, a provision of $3.1 million was made during 2010. The significant provision for loan losses recorded during 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and to increase general reserves on our performing loans to reflect the impact of the weakened economic conditions.
     Non-interest income increased 7.13% to $8.6 million in 2010 compared to $8.0 million in 2009. The improvement in non-interest income was a result of an increase of $721,000, or 25.89%, in loans held for sale fee income. This increase was primarily due to more favorable terms in the secondary market, resulting in higher held-for-sale fee income. Contributing to the increase in non-interest income were $885,000 in realized gains on available-for-sale securities, an increase of $539,000, or 155.78%, as compared to the same period in 2009. The Company sold $29.0 million in available-for-sale securities during 2010 compared to $11.0 million in securities sold during 2009. Securities were sold in 2010 to reduce the long-term maturity risk within the investment portfolio. The increase in non-interest income was partly offset by a decrease in service fee income, specifically non-sufficient funds (NSF) charges and service fees, by $167,000, or 5.14%. The decline in NSF charges and services fees was a result of fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a change in account service charges on these accounts. Other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $243,000, or 13.67%, as compared to 2009. The increase was primarily attributed to income generated from signature based debit card transactions associated with our performance checking product and increased activity in our investment brokerage and trust services. Other non-interest income decreased $519,000, or 31.19%. This decrease was due to lower gains realized on the sale of foreclosed assets held for sale by $296,000, or 40.60%. Other non-interest income also decreased due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of mortgage loan-related commitments recorded for 2010 was a gain of $127,000 compared to a gain of $236,000 in 2009, a decline of $109,000, or 46.19%. The fair value on these commitments will fluctuate based on the market rates for mortgage loans.
     Non-interest expense decreased 7.45% to $25.8 million in 2010 from $27.8 million in 2009. The decrease in non-interest expense was attributed to a decrease in the provision for other real estate required by the Company. The Company recorded a provision of $734,000 in 2010, compared to a provision of $1.4 million, representing a decrease of $629,000, or 46.13%. Other operating expenses also decreased due to lower expenses related to foreclosed assets held for sale, which declined $525,000, or 21.02%, in 2010 as compared to 2009 as a result of a reduction in the number of construction and rehab rental properties held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. Also contributing to the decrease in non-interest expense was a decline in salaries and employee benefits by $519,000, or 4.23%, as a result of lower salaries expense due to staff restructuring in the third quarter of 2009 and lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of decreased origination volume and a change in the commission structure for each loan originated and sold. These decreases in non-interest expense were partly offset by higher professional fees paid as a result of legal fees related to loan workouts, routine litigation and foreclosed assets held for sale.
     Total assets at December 31, 2010, were $723.1 million, a decrease of $50.9 million, or 6.57%, from $774.0 million at December 31, 2009. Deposits and stockholders’ equity at December 31, 2010 were $541.2 million and $57.2 million, compared with $590.1 million and $60.6 million at December 31, 2009, decreases of $48.9 million, or 8.29%, and $3.4 million, or 5.67%, respectively.
     Loans at December 31, 2010 totaled $492.5 million, a decrease of $61.6 million, or 11.13%, compared to December 31, 2009. The loan to deposit ratio at December 31, 2010 was 90.99% compared to 93.90% at December

31, 2009. Our funding philosophy for loans not held for sale is to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank’s capital base.
Net Interest Income
     A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent (FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets. The following discussion should be read along with analysis of the “Average Balances, Yields and Rates” table on page 33.
     Years ended December 31, 2010 and 2009. FTE net interest income for 2010 decreased to $15.9 million from $18.3 million in 2009, a $2.4 million, or 12.93%, decrease.
     FTE interest income for 2010 was $30.3 million, a decrease of $6.0 million, or 16.51%, from $36.3 million in 2009. This decrease was a result of an overall decline in yields on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased 59 basis points to 4.23% compared to 4.82% in 2009. Another factor contributing to lower interest income was a decrease in the average outstanding balance of loans. The average outstanding balance of loans has decreased by $90.1 million, or 14.81%, as a result of several larger loan payoffs, loan foreclosures, and lower loan origination volume due to the current economic environment which has resulted in lower interest income on loans. Average available federal funds sold and other short-term investments increased $32.6 million, or 47.75%. The increase in average federal funds sold and other short-term investments was a result of a decline in the average balance of loans. The average balance of available-for-sale securities increased $23.6 million, or 39.03%, as a result of the Company investing excess funds from loan collections into available-for-sale securities during the first half of 2010. As higher yielding securities of $115.0 million were called or matured during the year, they were invested at lower yields due to the current rate environment and the securities available for investing thus resulting in a decline in interest income by $118,000, or 6.07%.
     Interest expense for 2010 was $14.4 million, a decrease of $3.6 million, or 20.15%, from $18.0 million in 2009. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest bearing demand accounts, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 2.27% for the year ended December 31, 2010, compared to 2.75% in 2009, a decrease of 48 basis points. Total average interest-bearing liabilities decreased $22.0 million, or 3.37%, to $632.7 million at December 31, 2010, compared to $654.7 million at December 31, 2009. Average time deposits decreased $34.2 million, or 10.15%, as a result of the Company not renewing $30.9 million in brokered deposits as they matured. The Company is generating increased interest in performance checking product and time deposit promotions to replace our brokered funds with core deposits. In addition, as higher rate time deposits mature they were renewed at lower market rates. Average savings and money market deposits decreased $8.9 million, or 9.53%, as customers have moved their funds into interest-bearing demand accounts, specifically performance checking product as the product offers a more attractive rate. Average other interest-bearing liabilities decreased $4.8 million, or 20.57%, due to an overall decrease in repurchase agreement balances as customers have moved their funds into the Certificate of Deposit Account Registry Service (“CDARS”) program. These decreases were offset by an increase in average interest-bearing demand deposits of $29.4 million, or 30.48%, as a result of growth experienced in balances of our performance checking product as it offers a higher market rate. While the balances in interest bearing demand deposit have increased 20.57%, the interest expense associated with these accounts have declined $246,000, or 9.50%, as a result of lowering the interest rate paid on the accounts in response to a decline in rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of its $82.5 million of Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings. In addition, the average balance of long-term debt decreased $3.5 million as a result of the Company paying off $5.3 million related to Blue Valley Building Corp. debt in June 2009.

     Years ended December 31, 2009 and 2008. FTE net interest income for 2009 decreased to $18.1 million from $23.3 million in 2008, a $5.2 million, or 22.37%, decrease.
     FTE interest income for 2009 was $36.3 million, a decrease of $9.0 million, or 19.82%, from $45.3 million in 2008. This decrease was primarily a result of an overall decrease in yields on average earning assets and a change in asset mix, specifically higher average federal funds sold and other short-term investment balances with lower yields. The overall yield on average earning assets decreased 132 basis points to 4.82% compared to 6.14% in 2008. This significant decrease resulted from the decrease in market interest rates as the Federal Reserve lowered the federal fund rate by 400 basis points in 2008, 175 of the 400 basis point decline occurred during the fourth quarter of 2008. Another factor contributing to the decrease was an increase in the average balance of non-accrual loans as compared to the same period in the prior year, due to a decline in the credit quality of the loan portfolio. The Company has experienced a decrease in the average balance of loans by $23.6 million, or 3.74%, as a result of several larger loan payoffs, an increase in loan foreclosures, and lower loan origination volume due to the current economic environment which has resulted in lower interest income on loans. Average available federal funds sold and other short-term investments increased $45.8 million, or 203.90%. The increase in average federal funds sold and other short-term investments was a result of a decline in the average balance of loans and a decrease in average available-for-sale securities of $9.4 million, or 13.51%, as $69.8 million in available-for-sale securities matured or were called as a result of the rate environment during the year. In addition, the Company sold $11.0 million in available-for-sale securities during the first quarter of 2009 to restructure the investment portfolio to better position the Company in the current rate environment. As our higher yielding available-for-sale securities were called or matured the securities available for investing had lower yields due to the current rate environment, thus resulting in lower interest income.
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
AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2010			2009			2008
			Average	Average		Average Yield/			Average Yield/
	Average Balance	Interest	Yield/ Rate	Balance	Interest	Rate	Average Balance	Interest	Rate
	(In thousands)
Assets
Federal funds sold and other short-term investments	$100,929	$245	0.24%	$68,310	$144	0.21%	$22,478	$378	1.68%
Available-for-sale securities — taxable	84,070	1,825	2.17	60,441	1,943	3.21	69,741	3,369	4.83
Available-for-sale securities — non-taxable (1)	—	—	—	—	—	—	141	9	6.38
Mortgage loans held for sale	6,761	302	4.47	9,875	477	4.83	6,157	340	5.52
Loans, net of unearned discount and fees (2)	518,010	27,709	5.35	608,080	33,519	5.51	631,673	40,905	6.48
Federal Home Loan and Federal Reserve Bank Stock	6,275	222	3.54	6,742	211	3.13	6,798	265	3.90

Total earning assets	716,045	30,303	4.23	753,448	36,294	4.82	736,988	45,266	6.14

Cash and due from banks — non-interest bearing	37,565			36,257			20,611
Allowance for loan losses	(17,991)			(19,647)			(10,060)
Premises and equipment, net	16,601			18,270			18,337
Other assets	38,007			26,639			18,906

Total assets	$790,227			$814,967			$784,782

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$125,672	$2,343	1.86%	$96,315	$2,589	2.69%	$52,776	$1,394	2.64%
Savings and money market deposits	84,745	438	0.52	93,672	490	0.52	137,295	2,402	1.75
Time deposits	303,130	7,746	2.56	337,363	10,742	3.18	286,404	12,139	4.24

Total interest-bearing deposits	513,547	10,527	2.05	527,350	13,821	2.62	476,475	15,935	3.34

Other interest-bearing liabilities	18,477	45	0.24	23,261	58	0.25	46,008	943	2.05
Long-term debt	100,644	3,791	3.77	104,096	4,108	3.95	111,490	4,813	4.32

Total interest-bearing liabilities	632,668	14,363	2.27	654,707	17,987	2.75	633,973	21,691	3.42

Non-interest bearing deposits	91,863			86,744			86,811
Other liabilities	6,577			4,478			3,852
Stockholders’ equity	59,119			69,038			60,146

Total liabilities and stockholders’ equity	$790,227			$814,967			$784,782

FTE net interest income/spread		$15,940	1.96%		$18,037	2.07%		$23,575	2.72%

FTE net interest margin			2.23%			2.43%			3.20%

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%. For the three years ended December 31, 2010, 2009 and 2008, the tax equivalency adjustment amounted to $0, $0, and $3,000, respectively.

(2)	Includes average balances and income from loans on non-accrual status.

     Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and
•	changes in volume, reflecting changes in volume multiplied by the current period rate.
CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

	Year Ended December 31,
	(In thousands)
	2010 Compared to 2009			2009 Compared to 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change
Federal funds sold and other short-term investments	$21	$80	$101	$(255)	$21	$(234)
Available-for-sale securities — taxable	(631)	513	(118)	(1,128)	(298)	(1,426)
Available-for-sale securities — non-taxable (1)	—	—	—	—	(9)	(9)
Mortgage loans held for sale	(36)	(139)	(175)	(8)	145	137
Loans, net of unearned discount and fees	(987)	(4,823)	(5,810)	(6,088)	(1,298)	(7,386)
Federal Home Loan and Federal Reserve Bank Stock	28	(17)	11	(52)	(2)	(54)

Total interest income	(1,605)	(4,386)	(5,991)	(7,531)	(1,441)	(8,972)

Interest-bearing demand accounts	(794)	548	(246)	26	1,169	1,195
Savings and money market deposits	(3)	(49)	(52)	(1,686)	(226)	(1,912)
Time deposits	(2,115)	(881)	(2,996)	(1,963)	566	(1,397)
Other interest-bearing liabilities	(2)	(11)	(13)	(828)	(57)	(885)
Long-term debt	(185)	(132)	(317)	(411)	(294)	(705)

Total interest expense	(3,099)	(525)	(3,624)	(4,862)	1,158	(3,704)

Net interest income	$1,494	$(3,861)	$(2,367)	$(2,669)	$(2,599)	$(5,268)

(1)	Presented on a fully tax-equivalent basis assuming a tax rate of 34%.
Provision for Loan Losses
     The Company makes provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses is based upon the analysis of several factors, including general economic conditions, analysis of impaired loans, general reserve factors, changes in loan mix, and current and historical charge-offs by loan type. Historical charge off information currently utilized is based on three year weighted average of net charge offs by loan type with more weight given to more current data due to the current economic environment. The Company’s credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure. Management and the Bank’s Board of Directors review the allowance for loan losses monthly, considering such factors as current and projected economic conditions, loan growth, the composition of the loan portfolio, loan trends and classifications, and other factors. Economic conditions monitored include but are not limited to: Johnson County, KS unemployment rate; consumer confidence; foreclosure rates; vacant property rates;

stock market performance; inflation; and interest rates. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
     During the year ended December 31, 2010, we provided $3.1 million for loan losses, as compared to $21.6 million for the year ended December 31, 2009, a decrease of $18.5 million, or 85.69%. In 2010, the Company experienced a reduction in non-performing loans by $4.5 million, or 12.99%, a decline in net loan charge offs by $5.6 million, or 40.27%, and a reduction in past due loans greater than 30 days by $14.5 million, or 90.87%, and based on the analysis of the loan portfolio during the year, a $3.1 million provision for loan losses was deemed necessary. The significant provision for loan losses recorded in 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and to increase the general reserves on our performing loans to reflect the weakened economic conditions. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the adverse real estate and construction industry and general economy conditions are more prolonged than management anticipates and losses increase, we could experience higher than anticipated loan losses in the future.
     During the year ended December 31, 2009, we provided $21.6 million for loan losses, as compared to $17.0 million for the year ended December 31, 2008, an increase of $4.6 million, or 27.08%. The significant provision for loan losses recorded during 2009 was a result of refining the Bank’s allowance for loan loss methodology to better reflect the inherent losses in our loan portfolio and a result of worsening economic conditions in the economy in which we operate. A portion of the provision related to specific loans in our current portfolio, specifically in the commercial real estate, land development and real estate construction loans, and an increase in the general reserves on our performing loans to reflect the impact of the weakened economic conditions. The provision for loan losses attributed to refining the Bank’s allowance for loan loss methodology and increasing the general reserves was approximately $9.2 million. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement and charged down a total of $15.1 million in non-performing loans during 2009. Of the $15.1 million charged down, 61% related to the real estate and construction market and 31% primarily to commercial loans (primarily two larger deteriorating commercial credits). Total impaired loans decreased 39.45% to $35.0 million at December 31, 2009, with a related reserve of $6.6 million, from $57.8 million at December 31, 2008, with a related reserve of $5.2 million. Net charge-offs of $14.0 million in 2009 were comparable to net charge-offs of $13.6 million in 2008.
     The allowance for loan losses as a percentage of loans was 2.99% at December 31, 2010, compared to 3.61% in 2009 and 1.87% in 2008. The decrease in this percentage from December 31, 2009 was primarily due to the decline in non-performing loans, net loan charge-offs, past due loans and lower outstanding balance of loans at the end of the year.
Non-interest Income
     The following table describes the items of our non-interest income for the periods indicated:
NON-INTEREST INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Loans held for sale fee income	$3,506	$2,785	$2,136
NSF charges and service fees	1,062	1,472	1,641
Other service charges	2,021	1,778	1,658
Realized gains on available-for-sale securities	885	346	702
Gain on settlement of litigation	—	—	1,000
Other income	1,145	1,664	1,010

Total non-interest income	$8,619	$8,045	$8,147

     Non-interest income increased from the prior year to $8.6 million for 2010 compared with $8.0 million for 2009, an increase of 7.13%. Loans held for sale fee income increased $721,000, or 25.89%, as compared to 2009.

The volume of closed residential mortgage loans decreased in 2010 to $135.9 million, from $196.4 million in 2009 and $136.8 million in 2008; however, the Company was able to secure more favorable terms for loans sold in the secondary market resulting in higher fee income realized. The increase in loans held for sale fee income was also a result of the fair value option for financial assets and financial liabilities for mortgage loans held for sale, which resulted in a net realized loss on mortgage loans held for sale of $33,000 in 2010 compared to a loss of $111,000 recorded in loans held for sale fee income during 2009. The fair value of mortgage loans held for sale will fluctuate with changes in the market rates offered on mortgage loans. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels.
     Other changes reflected in non-interest income include a decrease in NSF charges and service fees by $410,000, or 27.85%. The decrease was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a change in account service charges on these accounts. Other service charge income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $243,000, or 13.67%. This increase was a result of income generated from signature based debit card transactions associated with our performance checking product. The Company has experienced growth of 14.91% in the performance checking product balances during the year. The increase in other service charge income was also attributed to an increase in fee income generated from our investment brokerage and trust services due to increased market activity. Realized gains on available-for-sale securities increased $539,000, or 155.78%, as compared to 2009 as a result of the Company selling $29.0 million in available-for-sale securities in 2010 compared to $11.0 million in securities sold during 2009. Securities were sold during 2010 to reduce the long-term maturity risk within the investment portfolio due to the current rate environment. Other income decreased $519,000, or 31.19%, as compared to 2009. The decrease was due to fewer gains realized on the sale of foreclosed assets held for sale by $296,000, or 40.60%. Other non-interest income also decreased due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of mortgage loan-related commitments recorded for 2010 was a gain of $127,000 compared to a gain of $236,000 in 2009, a decline of $109,000, or 46.19%. The fair value on these commitments will fluctuate based on the market for mortgage loans. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.
     Non-interest income for 2009 declined slightly from the prior year to $8.3 million, compared with $8.4 million for 2008, a decrease of 1.85%. In 2008, the Company realized $1.0 million as a result of a legal judgment. Excluding the $1.0 million legal judgment recorded in 2008, the Company experienced an increase in non-interest income in 2009 of $844,000, or 11.39%, as compared to 2008. Loans held for sale fee income increased $649,000, or 30.38%, as compared to 2008. This increase was attributed to an increase in mortgage loans held for sale originations and refinancing experienced as a result of historically low mortgage rates offered on loans during 2009. The volume of closed residential mortgage loans increased to $196.4 million in 2009, from $136.8 million in 2008. This increase was offset by the adoption of the fair value option for financial assets and financial liabilities for mortgage loans held for sale, which resulted in a net realized loss on mortgage loans held for sale of $111,000 recorded in loans held for sale fee income during 2009.
     Other changes reflected in non-interest income in 2009 include a decrease in NSF charges and service fees by $169,000, or 10.30%. The decrease was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a slight increase in the earnings credit rate they receive on their accounts. Other service charge income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $120,000, or 7.24%. This increase was a result of income generated from signature based debit card transactions associated with our performance checking product. The number of performance checking accounts increased by approximately 1,700 accounts, or 34.71%, during 2009. The increase in other service charge income was partially offset by a decrease in fee income generated from our investment brokerage services due to the volatility in the market. Realized gains on available-for-sale securities decreased $356,000, or 50.71%, as compared to 2008 as a result of the Company selling $11.0 million in available-for-sale securities in 2009 compared to $23.0 million in securities sold during 2008, as well as the market providing slightly higher gains in 2008 as compared to 2009. The securities were sold during the first quarter of 2009 to restructure the investment portfolio for the current rate environment. Other income increased $654,000, or 64.75%, as compared to 2008. The increase was the result of gains realized on the sale of foreclosed assets held for sale and rental income received on foreclosed assets held for sale. In addition, the increase in other income was a result of the Company recording the net fair value of certain mortgage loan-related commitments which resulted in an increase in other income of $236,000.
Non-interest Expense
     The following table describes the items of our non-interest expense for the periods indicated.
NON-INTEREST EXPENSE

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Salaries and employee benefits	$11,753	$12,272	$12,500
Net occupancy expense	2,756	2,811	3,144
Goodwill impairment	—	—	4,821
Other operating expense	11,258	12,758	8,304

Total non-interest expenses	$25,767	$27,841	$28,769

     Non-interest expense decreased 7.45% to $25.8 million during 2010, compared to $27.8 million in the prior year. The decrease in non-interest expense was attributed to a decrease in other operating expenses of $1.5 million, or 11.76%. Other operating expenses have decreased as a result of the Company recording a $734,000 provision for other real estate in 2010 compared to $1.4 million in 2009. The provision for other real estate was a result of the decline in real estate values. In addition, expenses related to other real estate owned decreased $525,000, or 21.02%, as a result of a reduction in the number of construction and rehab properties held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The decrease in other operating expenses was partly offset by an increase in professional fees expense of $223,000, or 17.19%, as a result of the legal fees expense related loan workouts, routine litigation and foreclosed assets held for sale.
     Other factors contributing to the change in non-interest expense include a decrease in salaries and employee benefits of $519,000, or 4.23%. The decrease was a result of staff restructuring in the third quarter of 2009 and lower commissions paid in 2010 on mortgage loans originated and sold in the secondary market as a result of decreased origination and refinancing volume and a change in the commission structure for each loan originated and sold. Net occupancy expense declined slightly by $55,000, or 1.96%, as a result of lower repairs and maintenance expense.
     Non-interest expense for 2009 decreased 3.23% to $27.8 million, compared to $28.8 million in 2008 primarily due to the goodwill impairment charge of $4.8 million recognized during the fourth quarter of 2008. Non-interest expense, excluding the goodwill impairment charge, increased $3.9 million, or 16.26% from 2008 to 2009. The increase in non-interest expense, excluding the goodwill impairment, was primarily attributed to an increase in other operating expenses of $4.5 million, or 53.64%. Other operating expenses increased as a result of an increase in expenses related to foreclosed assets held for sale due to an increase in the number of properties foreclosed on and held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The Company also recorded a $1.4 million provision for other real estate as a result of the continue decline in the real estate market and real estate values. In addition, the increase was the result of an increase in the FDIC insurance premium rates effective April 1, 2009 and the FDIC special assessment imposed on each FDIC-insured depository institution in order to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The expense paid by the Company for the special assessment was $364,000.
Income Taxes
     Our income tax benefit during 2010 was $1.6 million, compared to our income tax benefit of $8.5 million during 2009, and income tax benefit of $3.8 million during 2008. The benefit in 2010 reflects our net loss for the

2010 fiscal year. Our consolidated effective income tax rates of 36%, 37% and 27% for the three years ended December 31, 2010, 2009, and 2008, respectively, varies from the statutory rate principally due to the effects of state income taxes and the effect of the write off of goodwill in 2008.
Financial Condition
     Total assets for the Company at December 31, 2010 were $723.1 million, a decrease of $50.9 million, or 6.57%, compared to $774.0 million at December 31, 2009. Deposits were $541.2 million compared with $590.1 million at December 31, 2009, a decrease of $48.9 million, or 8.29%. Stockholders’ equity was $57.2 million at December 31, 2010 compared with $60.6 million at December 31, 2009, a decrease of $3.4 million, or 5.67%.
     Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in mortgage-backed securities and other higher yielding investments. As of December 31, 2010, all of the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permit.
     Total investment securities at December 31, 2010 were $63.6 million, a decrease of $9.1 million, or 12.53%, compared to $72.8 million at December 31, 2009. The Company purchased $134.9 million in available-for-sale securities to replace $115.0 million called or matured securities and to invest excess liquidity in higher yielding investments. In addition, the Company sold $29.0 million in available-for-sale securities during 2010 to reduce long term maturity risk within the investment portfolio due to the current rate environment.
     The following table presents the composition of our available-for-sale investment portfolio by major category at the dates indicated.
INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2010	2009	2008
	(In thousands)
U.S. government sponsored agency securities	$63,039	$72,163	$68,092
Equity and other securities	601	594	589

Total	$63,640	$72,757	$68,681

     The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2010. Yields are presented on a tax equivalent basis. Expected maturities could differ from contractual maturities due to unscheduled repayments.
MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

									Total Investment
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(In thousands)
Available-For-Sale
U.S. government sponsored agency	$3,016	$1.00%	$60,023	1.53%	$—	—%	$—	—%	$63,039	1.51%
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	601	3.52

Total available-for-sale	$3,016	1.00%	$60,023	1.53%	$—	—%	$—	—%	$63,640	1.52%

     Loans Held for Sale. Mortgage loans held for sale at December 31, 2010 totaled $8.2 million, a decrease of $590,000, or 6.74%, compared to $8.8 million at December 31, 2009. The Company has elected to carry loans held for sale at fair value. The volume of loans held for sale originated during 2010 slowed as a result of a slow down in mortgage originations and refinancing due to the rate and economic environment. The Company did experience an increase in mortgage loans held for sale origination and refinance activity during the second half of 2010 as a result of a decline in mortgage rates during that period. The Company’s principal funding source for mortgage loans held for sale are our core deposits. Core deposits are demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits).
     Loans. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue growth. Our loan portfolio reflects an emphasis on commercial, commercial real estate, construction and real estate lending. We also offer home equity, lease financing, and consumer loans. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 63.65%, 55.96% and 51.83% of our total loans at December 31, 2010, 2009 and 2008, respectively.
     Loans were $492.5 million at December 31, 2010, a decrease of $61.6 million, or 11.13%, compared to December 31, 2009. Loans were $554.1 million at December 31, 2009, a decrease of $108.3 million, or 16.35%, compared to December 31, 2008. The Bank experienced decreases in the construction, residential real estate and lease categories during 2010. These decreases were attributable to several larger loans paying off, the foreclosure of approximately $10.4 million of foreclosed assets held for sale during 2010, and lower loan originations due to the current economic conditions and a decline in new construction within our market area.
     The loan to deposit ratio decreased to 90.99%, compared to 93.90% at December 31, 2009, and 110.24% at December 31, 2008.
     The following table sets forth the composition of the Company’s loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$144,181	29.28%	$142,528	25.72%	$172,647	26.06%	$139,120	23.32%	$110,849	20.97%
Commercial real estate	169,253	34.37	167,581	30.24	170,697	25.77	150,655	25.25	126,952	24.02
Construction	64,641	13.13	113,077	20.41	182,933	27.62	188,229	31.55	171,709	32.49
Home equity	64,289	13.05	66,586	12.02	59,257	8.94	38,473	6.45	32,408	6.13
Residential real estate	36,903	7.49	45,014	8.12	43,695	6.60	37,511	6.29	34,988	6.63
Lease financing	5,530	1.12	11,259	2.03	18,927	2.86	19,724	3.30	18,512	3.50
Consumer	7,657	1.56	8,066	1.46	14,245	2.15	22,934	3.84	33,097	6.26

Total loans and leases	492,454	100.00%	554,111	100.00%	662,401	100.00%	596,646	100.00%	528,515	100.00%

Less allowance for loan losses	14,731		20,000		12,368		8,982		6,106

Loans, net	$477,723		$534,111		$650,033		$587,664		$522,409

     Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 25% of Tier 1 Capital and concentrations in excess of 10% of total loans. At December 31, 2010, 2009 and 2008, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $64.6 million, or 13.13%, of total loans, as of December 31, 2010. Of the $64.6 million, approximately $31.9 million were for new single and multi-family housing construction and $29.5 million were for land subdivisions. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. However, new loan origination volume in this industry has slowed as a result of the decline in the real estate and construction industry. The Bank’s lending limit under federal law to any one borrower was $23.0 million at December 31, 2010. The Bank’s largest single borrower, net of participations, at December 31, 2010 had outstanding loans of $13.8 million.
     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2010, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2010 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.
MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES

	As of December 31, 2010
					More than One Year
	Less than	One to	Over five
	one year	five years	years	Total	Fixed	Variable
	(In thousands)
Commercial	$89,676	$43,507	$10,998	$144,181	$14,222	$40,283
Commercial Real Estate	42,812	116,848	9,593	169,253	95,728	30,713
Construction	46,905	17,736	—	64,641	3,273	14,463
     Non-accrual loans included in the more than one year category for fixed rate loans were $1.2 million and for variable rate loans were $399,000.
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

     The following table sets forth our non-performing assets as of the dates indicated:
NON-PERFORMING ASSETS

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—	$680	$802
Non-accrual	2,896	1,327	2,143	60	381
Commercial real estate loans:
Past due 90 days or more	—	—	—	—	4,951
Non-accrual	10,088	13,267	1,951	512	—
Construction loans:
Past due 90 days or more	—	—	—	10,699	—
Non-accrual	10,417	11,205	32,110	10,115	136
Home equity loans:
Past due 90 days or more	—	—	—	637	—
Non-accrual	1,211	344	488	—	—
Residential real estate loans:
Past due 90 days or more	—	—	—	1,194	—
Non-accrual	5,553	8,404	6,129	189	410
Lease financing:
Past due 90 days or more	—	—	—	11	186
Non-accrual	140	335	475	1,084	—
Consumer loans:
Past due 90 days or more	—	—	—	13	13
Non-accrual	52	6	36	—	47
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—	—	—
Non-accrual	—	—	—	—	—

Total non-performing loans	30,357	34,888	43,332	25,194	6,926

Foreclosed assets held for sale	20,144	19,434	4,783	2,523	717

Total non-performing assets	$50,501	$54,322	$48,115	$27,717	$7,643

Total non-performing loans to total loans	6.16%	6.30%	6.54%	4.22%	1.31%
Total non-performing loans to total assets	4.20	4.51	5.31	3.42	1.00
Allowance for loan losses to non-performing loans	48.53	57.33	28.54	35.65	88.16
Non-performing assets to loans and foreclosed assets held for sale	9.85	9.47	7.21	4.63	1.44
     Non-performing assets. Non-performing assets decreased to $50.5 million at December 31, 2010 from $54.3 million at December 31, 2009, an improvement of 7.03%. The decrease was attributed to a decline in non-performing commercial real estate loans by $3.2 million, non-performing residential real estate loans by $2.9 million, and non-performing construction loans by $788,000 from December 31, 2009. These decreases were primarily the result of several larger loan payoffs and the foreclosure on two single family builder portfolios and three other credit relationships. The decrease was partly offset by an increase in non-performing commercial loans by $1.6 million and non-performing home equity loans by $867,000. The increases were the result of the deterioration of two commercial relationships and a result of industry decline in the real estate market and general economy. If the real estate industry and general economy continue to decline, the Company could experience an increase in non-performing loans and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and aggressively manage these situations. Foreclosed assets were $20.1 million as of December 31, 2010, compared to $19.4 million at December 31, 2009. The Company has sold $9.1 million in foreclosed assets and transferred $10.4 million in loans to foreclosed assets during 2010. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.
     For the five years ended December 31, 2010, our average year-end ratio of non-performing loans to total loans was 4.91%. As of December 31, 2010, our ratio of non-performing loans to total loans was 6.16%, which was above our historical averages primarily due to the decline in the real estate market and its impact on our real estate and construction loan portfolio and the overall decline in the general economy. As of December 31, 2010, our ratio of allowance for loan losses to non-performing loans was 48.53%, compared to 57.33% at December 31, 2009. This decrease was a result of the decline in non-performing and past due loans over the prior year. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to continue to vigorously pursue collection of all charged-off loans.
     The following table sets forth the amount of gross interest income that would have been recorded had the non-accrual loans in the Non-Performing Asset table on page 41 been current and accruing during the period and the amount of interest income on the non-performing loans included in net income for the year ended December 31, 2010.

Year Ended
December 31, 2010
(In thousands)
Gross interest income (since date of non-accrual) if the loans had been current and accruing interest	$1,742
Interest income reversed at time loan placed on non-accrual	235
Cash interest received during the period	88
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
     Impaired loans totaled $30.4 million at December 31, 2010, $35.0 million at December 31, 2009, and $57.8 million at December 31, 2008, with related allowances for loan losses of $4.3 million, $6.6 million, and $5.2 million, respectively.
     Total interest income of $93,000, $497,000 and $5.4 million was recognized on average impaired loans of $34.5 million, $41.7 million and $36.7 million for 2010, 2009 and 2008, respectively. Included in this total is cash basis interest income of $88,000, $212,000 and $927,000 recognized on non-accrual impaired loans during 2010, 2009 and 2008, respectively.
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
SUMMARY OF LOAN LOSS EXPERIENCE
AND RELATED INFORMATION

	As of and for the
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance at beginning of period	$20,000	$12,368	$8,982	$6,106	$6,704

Loans charged-off:
Commercial loans	1,364	4,713	6,603	215	1,417
Commercial real estate loans	2,985	374	262	—	—
Construction loans	3,662	7,716	6,022	244	100
Home equity loans	387	653	127	—	8
Residential real estate loans	660	1,480	424	49	318
Lease financing	43	109	372	139	134
Consumer loans	7	58	112	16	83

Total loans charged-off	9,108	15,103	13,922	663	2,060
Recoveries:
Commercial loans	390	259	223	294	117
Commercial real estate loans	171	123	—	1	—
Construction loans	123	592	24	—	—
Home equity loans	17	31	—	—	—
Residential real estate loans	11	72	1	6	47
Lease financing	14	21	29	9	32
Consumer loans	18	2	6	14	11

Total recoveries	744	1,100	283	324	207

Net loans charged-off	8,364	14,003	13,639	339	1,853
Allowance of acquired company	—	—	—	360	—
Provision for loan losses	3,095	21,635	17,025	2,855	1,255

Balance at end of period	$14,731	$20,000	$12,368	$8,982	$6,106

Loans outstanding:
Average	$518,010	$608,080	$631,673	$563,224	$525,471
End of period	492,454	554,111	662,401	596,646	528,515
Ratio of allowance for loan losses to loans outstanding:
Average	2.84%	3.29%	1.96%	1.59%	1.16%
End of period	2.99	3.61	1.87	1.51	1.16
Ratio of net charge-offs to:
Average loans	1.61	2.30	2.16	0.06	0.35
End of period loans	1.70	2.53	2.06	0.06	0.35

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
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2010		2009		2008		2007		2006
	(In thousands)
	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial	$3,339	22.66%	$3,630	18.15%	$3,040	24.58%	$1,790	19.93%	$1,386	22.70%
Commercial real estate	3,974	26.98	7,253	36.27	2,507	20.27	1,597	17.78	1,674	27.42
Construction	4,579	31.08	5,929	29.65	4,695	37.96	4,188	46.63	1,920	31.44
Home equity	1,262	8.57	1,061	5.30	409	3.31	247	2.75	197	3.23
Residential real estate	1,488	10.10	1,737	8.68	1,201	9.71	377	4.20	402	6.58
Lease financing	38	0.26	238	1.19	449	3.63	664	7.39	355	5.81
Consumer	51	0.35	152	0.76	67	0.54	119	1.32	172	2.82

Total	$14,731	100.00%	$20,000	100.00%	$12,368	100.00%	$8,982	100.00%	$6,106	100.00%

     Deposits. Deposits are the primary funding source for the Company. Deposits decreased by $48.9 million, or 8.29%, to $541.2 million for the year ended December 31, 2010, compared to $590.1 million for the year ended December 31, 2009. The decline in deposits was attributed to a decrease in time deposits by $72.9 million, or 24.73%, as a result of $30.9 million in brokered time deposits maturing and not renewed during 2010. In addition, the Company had $25.0 million in public funds in the Certificate of Deposit Account Registry Service (“CDARS”) mature and not renew in September 2010. As these funds go out for bid, the Company has the opportunity to make a bid for the funds. In addition, during the third and fourth quarter of 2010 the Company had several higher rate time deposit promotions mature. As the renewal rate for these time deposits was much lower, many time deposits were not renewed. This decrease was offset by increases in demand deposits of $9.8 million, or 10.77%, and savings, NOW and money market deposits of $14.2 million, or 6.93%. The increase in savings, NOW and money market deposits was the result growth experienced in our performance checking product. The performance checking product has been attractive to our market as it pays a higher rate of interest to the customer on balances up to $25,000 as long as the customer has 12 signature based debit card transactions and at least one ACH or direct deposit each statement qualification cycle. The Bank realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Bank. The performance checking product has enabled us to focus more on transaction based deposits that develop stronger customer relationships with the Bank versus time deposits that are principally rate driven. We believe this will yield a lower cost funding base over time and positively impact the value of our franchise. We have traditionally offered market-competitive rates on our deposit products and believe they provide us with a more attractive source of funds than other alternatives such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. In addition, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our Board of Directors.

     The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:
DEPOSITS

	Year Ended December 31,
	2010			2009			2008
	(In thousands)
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		Of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Demand	$100,975	18.65%	—%	$91,158	15.45%	—%	$86,020	14.32%	—%
Savings	11,040	2.04	0.24	8,947	1.52	0.25	8,030	1.34	0.44
Interest-bearing demand	140,697	26.00	1.86	117,519	19.91	2.69	72,699	12.10	2.64
Money Market	66,670	12.32	0.56	77,779	13.18	0.55	99,282	16.52	1.83
Time Deposits	221,836	40.99	2.56	294,707	49.94	3.18	334,837	55.72	4.24

Total deposits	$541,218	100.00%		$590,110	100.00%		$600,868	100.00%

     The following table sets forth the amount of our time deposits that are $100,000 and greater by time remaining until maturity as of December 31, 2010:
AMOUNTS AND MATURITIES OF
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2010
		Weighted Average
	Amount	Rate
	(In thousands)
Three months or less	$24,699	1.29%
Over three months through six months	7,923	1.35
Over six months through twelve months	27,249	2.01
Over twelve months	44,221	2.41

Total	$104,092	1.96%

Liquidity and Capital Resources
     Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 75.22% of our total deposits at December 31, 2010, and 69.76% and 62.06% of total deposits at December 31, 2009 and 2008, respectively. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 77.63% at December 31, 2010, and 74.11% and 68.18% at December 31, 2009 and 2008, respectively. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered CD market to provide for additional liquidity needs, as necessary, and take advantage of opportunities for lower costs.

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount of 0.2% of our total assets as of December 31 of the preceding calendar year to meet the asset based stock requirement and 5.00% of our total outstanding FHLBank advances to meet the activity-based stock requirement. The Bank is currently in compliance with this requirement, with a $4.4 million investment in stock of the FHLBank of Topeka as of December 31, 2010. The Bank had $82.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2010 and 2009. If needed, FHLBank borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability. Advances are made at the discretion of the FHLBank. At December 31, 2010, approximately $25.2 million was available but unused as the Bank was operating with cash and cash equivalents of approximately $114.8 million.
     In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 10 of the Consolidated Financial Statements). The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at December 31, 2010 was $25.1 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
     The Company also uses the brokered market as a source of liquidity. As of December 31, 2010, the Bank had approximately $45.9 million in brokered deposits, as compared to $76.9 million at December 31, 2009. The decrease in brokered deposits during 2010 was a result of brokered deposits maturing and not renewed during 2010. The Company has worked on replacing brokered funds with core deposits through time deposit promotions and generating increased interest in our performance checking product. In addition, the Bank is a member of the Certificate of Deposit Account Registry Service which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. Of the $45.9 million in brokered deposits, $29.0 million represented customer funds placed into the CDARS program. CDARS has enabled us to maintain our customer relationships as well as provide funding for the Company to maintain its liquidity position.
     As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of any dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company has deferred the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust III since March 31, 2009 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II since April 24, 2009. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly dividend payment on the Preferred Shares due to the Treasury since May 15, 2009. The dividend payment due August 15, 2010 was the sixth dividend payment deferred by the Company. As part of the agreement with the Treasury, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right continues until the Company pays all dividends in arrears. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for the interest and the dividends and has every intention to bring the obligation current as soon as possible. As of December 31, 2010, the Company has accrued $3.6 million for dividends and interest on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to legal and accounting fees which could be incurred without the ability of the Bank to make a dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.

     The following table sets forth a summary of our short-term debt during and as of the end of each period indicated.
SHORT-TERM DEBT

		Average
	Amount	amount	Maximum		Weighted
	outstanding	outstanding	Outstanding	Weighted	Average
	at	during the	At any	average interest rate	interest rate
	period end	period (1)	Month end	during the period	at period end
		(In thousands)
At or for the year ended December 31, 2010:
Federal Home Loan Bank borrowings	$—	$3	$—	0.26%	—%
Federal Funds purchased	—	2	—	0.98	—
Federal Reserve Bank line of credit	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	18,748	18,472	22,071	0.24	0.24

Total	$18,748	$18,477		0.24	0.24

At or for the year ended December 31, 2009:
Federal Home Loan Bank borrowings	$—	$8	$—	0.43%	—%
Federal Funds purchased	—	8	—	1.20	—
Federal Reserve Bank line of credit	—	11	—	0.50	—
Repurchase agreements and other interest bearing liabilities	16,120	23,235	25,955	0.25	0.24

Total	$16,120	$23,262		0.25	0.24

At or for the year ended December 31, 2008:
Federal Home Loan Bank borrowings	$—	$1,730	$4,000	3.16%	—%
Federal Funds purchased	—	5	—	1.97	—
JP Morgan Chase operating line of credit	—	10,385	15,000	4.94	—
Federal Reserve Bank line of credit	—	4	—	1.40	—
Repurchase agreements and other interest bearing liabilities	27,545	33,884	41,708	1.11	0.31

Total	$27,545	$46,008		2.05	0.31

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
     Capital Resources. At December 31, 2010, our total stockholders’ equity was $57.2 million, and our equity to asset ratio was 7.91%. At December 31, 2009, our total stockholders’ equity was $60.6 million, and our equity to asset ratio was 7.83%.
     The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2010, our Tier 1 capital ratio was 11.39%, while our total risk-based capital ratio was 12.66%, both of which exceed the capital minimums established in the risk-based capital requirements.

     Our risk-based capital ratios at December 31, 2010, 2009 and 2008 are presented below.
RISK-BASED CAPITAL

	December 31,
	2010	2009	2008
	(In thousands)
Tier 1 capital
Stockholders’ equity	$57,164	$60,603	$76,439
Intangible assets	(464)	(607)	(826)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	(30)	(106)	(657)
Disallowed deferred tax asset	(9,684)	(8,435)	—
Trust preferred securities (1)	19,000	19,000	19,000

Total Tier 1 capital	65,986	70,455	93,956

Tier 2 capital
Qualifying allowance for loan losses	7,334	7,969	9,381
Trust preferred securities (1)	—	—	—

Total Tier 2 capital	7,334	7,969	9,381

Total risk-based capital	$73,320	$78,424	$103,337

Risk weighted assets	$579,334	$625,475	747,504

Ratios at end of period
Total capital to risk-weighted assets ratio	12.66%	12.54%	13.82%
Tier 1 capital to average assets ratio (leverage ratio)	9.04%	9.07%	11.50%
Tier 1 capital to risk-weighted assets ratio	11.39%	11.26%	12.57%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to average assets ratio (leverage ratio)	4.00%	4.00%	4.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%

(1)	Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). All of the trust preferred securities balance of $19.0 million have been included as Tier 1 capital as of December 31, 2010, 2009 and 2008.
     On December 5, 2008, the Company issued and sold to the United States Department of Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21.75 million. The Transaction occurred pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Plan which was designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes a Securities Purchase Agreement-Standard Terms. The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:

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

Contractual Obligations
     Our known contractual obligations outstanding as of December 31, 2010 are presented below.

		Payments due by Period
			Less than			More than
	Total	Amortization	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Time deposit obligations	$221,836	$—	$129,844	$61,724	$22,815	$7,453
Long-term debt obligations	102,088	—	—	20,000	27,500	54,588
Less: Deferred prepayment penalty on modification of Federal Home Loan Bank advances	(2,331)	(2,331)	—	—	—	—

Total obligations	$321,593	$(2,331)	$129,844	$81,724	$50,315	$62,041

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
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. They generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2010, the Company had outstanding commitments to originate loans aggregating approximately $6.1 million.
     Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 15 to 60 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Total mortgage loans in the process of origination amounted to $1.7 million and mortgage loans held for sale amounted to $8.2 million at December 31, 2010. As a result, we had combined forward commitments to sell mortgage loans totaling approximately $9.9 million. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $6.9 million at December 31, 2010.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2010 unused lines of credit borrowings aggregated approximately $149.6 million.
Future Accounting Requirements
     On July 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification (ASC) Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.
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
     For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management has adopted this update and included the disclosures in the consolidated financial statements. The adoption of this update had no adverse impact on the Company’s consolidated financial statements.
     On January 19, 2011, the FASB issued ASU 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is being coordinated currently. The guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Regulatory Matters
     The Board of Directors of the Company and the Bank, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have complied with all terms of the written agreement.

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
     We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank’s net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2010 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	9.13%	(4.62)%
100 basis point rise	3.10%	(2.74)%
Base Rate Scenario	—	—
25 basis point decline	(1.11)%	0.50%
     The above table indicates that, at December 31, 2010, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our performance checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.

     The above table also indicates that, at December 31, 2010, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 100 and 200 basis point increase in interest rates will result in a lower economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 25 basis point decline in interest rates will result in a slight increase in the economic value of our equity as the change in estimated gain on assets exceeds the change in estimated loss on liabilities in this interest rate scenario. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

     The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2010, based on the information and assumptions set forth below.
INTEREST-RATE SENSITIVITY ANALYSIS

	Expected Maturity or Repricing Date
	(In thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$54,007	$36,662	$90,669	$35,589	$82,778	$14,485	$223,521
Average Interest Rate	5.66%	6.76%	6.10%	7.11%	6.27%	6.18%	6.33%
Variable Rate Loans	255,476	18,562	274,038	1,454	1,603	—	277,095
Average Interest Rate	4.76%	5.36%	4.80%	5.31%	6.55%	—%	4.82%
Fixed Rate Investments	—	3,016	3,016	33,028	26,995	—	63,039
Average Interest Rate	—%	1.00%	1.00%	1.32%	1.79%	—%	1.51%
Variable Rate Investments	601	—	601	—	—	—	601
Average Interest Rate	3.52%	—%	3.52%	—%	—%	—%	3.52%
Interest Bearing Deposits	67,526	—	67,526	—	—	—	67,526
Average Interest Rate	0.19%	—%	0.19%	—%	—%	—%	0.19%
Funds borrowed	10,000	—	10,000	—	—	—	10,000
Average Interest Rate	0.15%	—%	0.15%	—%	—%	—%	0.15%

Total interest-earning assets	$387,610	$58,240	$445,850	$70,071	$111,376	$14,485	$641,782

Interest-Bearing Liabilities:
Interest-bearing demand	$140,741	$—	$140,741	$—	$—	$—	$140,741
Average Interest Rate	1.81%	—%	1.81%	—%	—%	—%	1.81%
Savings and money market	77,666	—	77,666	—	—	—	77,666
Average Interest Rate	0.50%	—%	0.50%	—%	—%	—%	0.50%
Time deposits	56,471	73,390	129,861	41,905	42,626	7,444	221,836
Average Interest Rate	1.98%	1.91%	1.94%	2.19%	2.90%	3.57%	2.23%
Funds borrowed	82,372	—	82,372	—	36,133	—	118,505
Average Interest Rate	2.12%	—%	2.12%	—%	3.44%	—%	2.53%

Total interest-bearing liabilities	$357,250	$73,390	$430,640	$41,905	$78,759	$7,444	$558,748

Cumulative:
Rate sensitive assets (RSA)	$387,610	$445,850	$445,850	$515,921	$627,297	$641,782	$641,782
Rate sensitive liabilities (RSL)	357,250	430,640	430,640	472,545	551,304	558,748	558,748
GAP (GAP = RSA — RSL)	30,360	15,210	15,210	43,376	75,993	83,034	83,034
RSA/RSL	108.50%	103.53%	103.53%	109.18%	113.78%	114.86%
RSA/Total assets	53.60	61.66	61.66	71.35	86.75	88.75
RSL/Total assets	49.41	59.55	59.55	65.35	76.24	77.27
GAP/Total assets	4.20	2.10	2.10	6.00	10.51	11.48
GAP/RSA	7.83	3.41	3.41	8.41	12.11	12.94
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
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.
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
Management’s Report on Internal Control Over Financial Reporting:
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report to this annual report.

Item 9B:	Other Information
     No items are reportable.

Part III

Item 10:	Directors, Executive Officers and Corporate Governance
     Information regarding the Company’s directors and executive officers is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is hereby incorporated by reference.
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
     This information is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 13:	Certain Relationships, Related Transactions, and Director Independence
     The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies with which they are affiliated. As of December 31, 2010, the Bank had aggregate loans outstanding to such persons of approximately $20.5 million, which represented 35.95% of our stockholders’ equity of $57.2 million on that date. These loans:
•	were made in the ordinary course of business;

•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank;

•	did not involve more than the normal risk of collectibility or present other unfavorable features; and

•	were being paid as agreed.

     Information regarding Director Independence is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 14:	Principal Accounting Fees and Services
     This information is included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is hereby incorporated by reference.
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

Date: March 21, 2011	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 21, 2011	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 21, 2011	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 21, 2011	By:	/s/ Donald H. Alexander
Donald H. Alexander, Director

Date: March 21, 2011	By:	/s/ Michael J. Brown
Michael J. Brown, Director

Date: March 21, 2011	By:	/s/ Robert D. Taylor
Robert D. Taylor, Director

Exhibits

2.1	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006.*****

2.2	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007.*****

2.3	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007.*****

3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

3.3	Certificate of Designations dated December 3, 2008.******

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Agreement as to Expenses and Liabilities. *

4.4	Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Junior Subordinated Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

4.12	Warrant to purchase Common Stock dated December 5, 2008.******

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen’s Assurance Company of America, dated July 15, 1994. *

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen’s Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

Exhibits

10.6	Letter Agreement dated December 5, 2008, including Securities Purchase Agreement — Standard Terms, incorporated by reference herein, between Blue Valley Ban Corp. and the United States Department of Treasury.******

10.7	Amendment and Waiver by and among Bank of Blue Valley, Blue Valley Ban Corp. and its Senior Executive Officers.******

11.1	Statement regarding computation of per share earnings. Please see p. F-12.

21.1	Subsidiaries of Blue Valley Ban Corp.

23.3	Consent of BKD, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of the Principal Executive Officer pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

*	Filed with the SEC on April 10, 2000 as an Exhibit to Blue Valley Ban Corp.’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

**	Filed with the SEC on March 19, 2004 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

***	Filed with the SEC on August 3, 2005 as an Exhibit to Blue Valley Ban Corp.’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

****	Filed with the SEC on March 27, 2006 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*****	Filed with the SEC on March 29, 2007 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

******	Filed with the SEC on December 8, 2008 as an Exhibit to Blue Valley Ban Corp.’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

BLUE VALLEY BAN CORP.
DECEMBER 31, 2010, 2009 AND 2008
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas
     We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Kansas City, Missouri
March 21, 2011

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands, except share data)
ASSETS

	2010	2009
Cash and due from banks	$37,255	$32,126
Interest bearing deposits in other financial institutions	67,526	64,858
Federal funds sold	10,000	—

Cash and cash equivalents	114,781	96,984

Available-for-sale securities	63,640	72,757
Mortgage loans held for sale, fair value	8,162	8,752

Loans, net of allowance for loan losses of $14,731 and $20,000 in 2010 and 2009, respectively	477,723	534,111

Premises and equipment, net	16,239	16,930
Foreclosed assets held for sale, net	20,144	19,435
Interest receivable	1,783	2,303
Deferred income taxes	10,976	9,480
Income taxes receivable	—	2,746
Prepaid expenses and other assets	2,026	2,803
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,163	7,059
Core deposit intangible asset, at amortized cost	464	607

Total assets	$723,101	$773,967

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
LIABILITIES

Deposits
Demand	$100,975	$91,158
Savings, NOW and money market	218,407	204,245
Time	221,836	294,707

Total deposits	541,218	590,110

Other interest-bearing liabilities	18,748	16,120
Long-term debt	99,757	102,088
Interest payable and other liabilities	6,214	5,046

Total liabilities	665,937	713,364

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference Authorized 15,000,000 shares; issued and outstanding 2010 — 21,750 shares; 2009 — 21,750 shares	22	22
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2010 — 2,843,301 shares; 2009 — 2,817,650 shares	2,843	2,818
Additional paid-in capital	38,431	37,975
Retained earnings	15,838	19,685
Accumulated other comprehensive income, net of income tax of $20 in 2010 and $69 in 2009	30	103

Total stockholders’ equity	57,164	60,603

Total liabilities and stockholders’ equity	$723,101	$773,967

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share data)

	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$28,011	$33,996	$41,245
Federal funds sold and other short-term investments	245	144	378
Available-for-sale securities	1,825	1,943	3,375
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	222	211	265

Total interest income	30,303	36,294	45,263

INTEREST EXPENSE
Interest-bearing demand deposits	2,343	2,589	1,394
Savings and money market deposit accounts	438	490	2,402
Other time deposits	7,746	10,742	12,139
Federal funds purchased and other interest-bearing liabilities	45	58	375
Short-term debt	—	—	568
Long-term debt, net	3,791	4,108	4,813

Total interest expense	14,363	17,987	21,691

NET INTEREST INCOME	15,940	18,307	23,572

PROVISION FOR LOAN LOSSES	3,095	21,635	17,025

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	12,845	(3,328)	6,547

NON-INTEREST INCOME
Loans held for sale fee income	3,506	2,785	2,136
Service fees	3,083	3,250	3,299
Realized gains on available-for-sale securities	885	346	702
Gain on settlement of litigation	—	—	1,000
Other income	1,145	1,664	1,010

Total non-interest income	8,619	8,045	8,147

NON-INTEREST EXPENSE
Salaries and employee benefits	11,753	12,272	12,500
Net occupancy expense	2,756	2,811	3,144
Goodwill impairment	—	—	4,821
Other operating expense	11,258	12,758	8,304

Total non-interest expense	25,767	27,841	28,769

LOSS BEFORE INCOME TAXES	(4,303)	(23,124)	(14,075)

BENEFIT FOR INCOME TAXES	(1,561)	(8,514)	(3,824)

NET LOSS	(2,742)	(14,610)	(10,251)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	1,105	1,045	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,847)	$(15,655)	$(10,251)

BASIC LOSS PER SHARE	$(1.38)	$(5.68)	$(4.20)

DILUTED LOSS PER SHARE	$(1.38)	$(5.68)	$(4.20)

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except share data)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2007		$—	$2,440	$10,312	$45,592	$590	$58,934
Issuance of 21,750 shares of preferred stock		22		21,639			21,661
Issuance of stock warrants to purchase 111,083 shares of common stock				89			89
Issuance of 288,943 shares of common stock through rights offering			289	4,912			5,201
Issuance of 12,820 shares of restricted stock, net of forfeitures			13	296			309
Issuance of 15,100 shares of common stock through stock options exercised			15	305			320
Issuance of 3,587 shares of common stock for the employee stock purchase plan			3	112			115
Net loss	$(10,251)				(10,251)		(10,251)
Accretion of discount on preferred shares				1	(1)		—
Change in derivative financial instrument, net of income taxes (credit) of $(4)	(6)					(6)	(6)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $44	67					67	67

	$(10,190)

BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439

Issuance of 55,050 shares of restricted stock, net of forfeitures			55	232			287
Issuance of 2,495 shares of common stock for the employee stock purchase plan			3	59			62
Net loss	(14,610)				(14,610)		(14,610)
Accretion of discount on preferred shares				18	(18)		—
Dividend on preferred shares					(1,027)		(1,027)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(365)	(548)					(548)	(548)

	$(15,158)

BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 22,186 shares of restricted stock, net of forfeitures			22	406			428
Issuance of 3,465 shares of common stock for the employee stock purchase plan			3	32			35
Net loss	(2,742)				(2,742)		(2,742)
Accretion of discount on preferred shares				18	(18)		—
Dividend on preferred shares					(1,087)		(1,087)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(49)	(73)					(73)	(73)

	$(2,815)

BALANCE, DECEMBER 31, 2010		$22	$2,843	$38,431	$15,838	$30	$57,164

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(2,742)	$(14,610)	$(10,251)
Adjustments to reconcile net loss to net cash flow From operating activities:
Depreciation and amortization	1,298	1,417	1,552
Amortization (accretion) of premiums and discounts on available-for-sale securities	(73)	10	(26)
Provision for loan losses	3,095	21,635	17,025
Provision for losses on foreclosed assets held for sale	734	1,363	—
Goodwill impairment	—	—	4,821
Deferred income taxes	(1,561)	(6,126)	(1,223)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(104)	(101)	(188)
Net realized gains on available-for-sale securities	(885)	(346)	(702)
Net (gain) loss on sale of foreclosed assets	(168)	(212)	46
Restricted stock earned and forfeited	428	287	309
Compensation expense related to the Employee Stock Purchase Plan	3	7	10
Originations of loans held for sale	(135,930)	(196,374)	(136,798)
Proceeds from the sale of loans held for sale	136,487	195,668	139,619
Realized loss on loans held for sale fair value adjustment	33	111	—
Proceeds from settlement of litigation	—	—	200
Gain on settlement of litigation	—	—	(1,000)
Changes in:
Interest receivable	520	970	1,348
Net fair value of loan related commitments	(128)	(236)	—
Income taxes receivable	2,746	—	—
Prepaid expenses and other assets	981	839	(3,591)
Interest payable and other liabilities	116	913	(1,835)

Net cash provided by operating activities	4,850	5,215	9,316

INVESTING ACTIVITIES
Net change in loans	42,909	57,854	(86,958)
Proceeds from sales of loan participations	32	4,199	1,514
Purchase of premises and equipment	(226)	(136)	(364)
Proceeds from sale of premises and equipment	—	—	16
Proceeds from the sale of foreclosed assets, net of expenses	9,077	16,431	3,744
Purchases of available-for-sale securities	(134,932)	(85,749)	(48,100)
Proceeds from maturities of available-for-sale securities	115,000	69,750	33,210
Proceeds from sales of available-for-sale securities	29,885	11,346	23,702
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	—	(521)	(439)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	1,451	—

Net cash provided by (used in) investing activities	61,745	74,625	(73,675)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	23,979	29,372	(19,882)
Net increase (decrease) in time deposits	(72,871)	(40,130)	84,380
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	2,628	(11,425)	(1,491)
Net decrease in short-term debt	—	—	(25,000)
Repayments of long-term debt	(42,500)	(5,396)	(13,322)
Proceeds from long-term debt	42,500	—	40,000
Prepayment penalty on modification of FHLB advances	(2,569)	—	—
Discount on repayment of long-term debt	—	(100)	—
Proceeds from sale of preferred stock and warrants through the Capital Purchase Plan	—	—	21,750
Proceeds from sale of common stock through rights offering	—	—	5,201
Dividends paid on preferred stock	—	(212)	—
Dividends paid on common stock	—	—	(878)
Net proceeds from the sale of additional stock through Employee Stock Purchase Plan (ESPP) and stock options exercised	35	62	435

Net cash provided by (used in) financing activities	(48,798)	(27,829)	91,193

(Continued)
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
Increase in cash and cash equivalents	17,797	52,011	26,834
Cash and cash equivalents, beginning of year	96,984	44,973	18,139

CASH AND CASH EQUIVALENTS, END OF YEAR	$114,781	$96,984	$44,973

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$14,372	$18,057	$21,382
Income taxes, net of refunds	$(2,750)	$(3,496)	$1,667

Noncash investing and financing activities:
Transfer of loans to foreclosed property	$10,352	$32,234	$6,050
Restricted stock issued	$22	$55	$13
Preferred dividends accrued but not paid	$1,087	$815	$—
See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
     The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Johnson County, Kansas. The Bank also originates residential mortgages locally and nationwide through its InternetMortgage.com website. The Bank is subject to competition from other financial institutions. The Bank is also subject to regulation by certain federal and state agencies and undergoes periodic examination by those regulatory authorities.
     Blue Valley Building Corp. is primarily engaged in leasing real property at its facilities in Overland Park and Leawood, Kansas. As of March 31, 2009, Blue Valley Building Corp. was owned 100% by the Bank of Blue Valley.
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
     Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Management believes that the allowance for loan losses, valuation of foreclosed assets held for sale, and valuation of deferred tax assets are adequate. While management uses available information to recognize losses on loans, foreclosed assets held for sale and deferred tax assets, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, valuation of foreclosed assets held for sale and deferred tax assets. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.
Cash Equivalents
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010, cash equivalents consisted primarily of federal funds sold. The Company did not have an investment in federal funds sold at December 31, 2009.
     One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.
     For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits were permanently increased to $250,000, effective July 31, 2010. At December 31, 2010, the Company’s cash accounts exceeded federally insured limits by approximately $30,286,000.
     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2010 was $1,159,000 and the deposit balance held at the Federal Reserve Bank on December 31, 2010 was $67,111,000.
Investment in Securities
     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are recorded on trade date and included in non-interest income. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. Purchase premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the terms of the securities. Interest on investments in debt securities is included in income when earned.
     Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not have any securities with other-than-temporary impairment at December 31, 2010.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
DECEMBER 31, 2010, 2009 AND 2008
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
     The Company computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. The general reserve covers non classified loans and is based on historical charge off experience, expected loss given default derived from Company’s internal risk rating process and current and projected economic conditions and factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
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
     The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35-40 years
Furniture and equipment	3-10 years

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Other Securities
     Federal Home Loan Bank and Federal Reserve Bank stock are required for institutions that are members of the Federal Home Loan Bank and Federal Reserve systems. The required investment in the stock is based on a predetermined formula, carried at cost and evaluated for impairment.
Derivatives
Derivative Loan Commitments
     Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (ASC 815, Derivatives and Hedging). Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other income. The Company estimates the fair value using a valuation model which considers differences between quoted prices for loans with similar characteristics in the secondary market and the committed rates.
Forward Loan Sale Commitments
     The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance (ASC 815), as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Accordingly, forward loan commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other income. The Company estimates the fair value of its forward loan commitments using a methodology similar to that used for derivative loan commitments.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
Transfers between Fair Value Hierarchy Levels
     Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period end date.
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
     Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. The Company is generally not subject to federal, state and local examination by tax authorities for years prior to 2007.
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and accumulated other comprehensive income (loss), net of applicable income taxes. Accumulated other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized and realized gains and losses on derivative financial instruments. Net unrealized gain or loss on available-for-sale securities, net of income taxes, included in accumulated other comprehensive income was $30,000 and $103,000, respectively, at December 31, 2010 and 2009.
Reclassification
     Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 financial statement presentation. These reclassifications had no effect on net income.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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

	2010	2009	2008
	(In thousands, except share and per share data)
Net loss	$(2,742)	$(14,610)	$(10,251)
Dividends and accretion on preferred stock	(1,105)	(1,045)	—

Net loss available to common shareholders	$(3,847)	$(15,655)	$(10,251)

Average common shares outstanding	2,773,039	2,754,419	2,438,809
Average common share stock options outstanding and restricted stock (B)	15,115	8,184	21,236

Average diluted common shares (B)	2,788,154	2,762,603	2,460,045

Basic loss per share	$(1.38)	$(5.68)	$(4.20)

Diluted loss per share (A)	$(1.38)	$(5.68)	$(4.20)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at December 31, 2010, 2009 and 2008, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 24,375 and 33,875 shares of common stock were outstanding at December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
     Income available for common stockholders will be reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion on the warrants.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Future Accounting Requirements
     On July 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification (ASC) Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.
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
     For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management has adopted this update and included the disclosure in the consolidated financial statements. The adoption of this update had no adverse impact on the Company’s consolidated financial statements.
     On January 19, 2011, the FASB issued ASU 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is being coordinated currently. The guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 2: AVAILABLE-FOR-SALE SECURITIES
     The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. Government sponsored agencies	$62,990	$228	$(179)	$63,039
Equity and other securities	600	1	—	601

	$63,590	$229	$(179)	$63,640

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. Government sponsored agencies	$71,984	$338	$(159)	$72,163
Equity and other securities	600	—	(6)	594

	$72,584	$338	$(165)	$72,757

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$3,000	$3,016
Due after one year through five years	59,990	60,023
Due after five years through ten years	—	—
Due after ten years	—	—

Total	62,990	63,039
Equity and other securities	600	601

	$63,590	$63,640

     The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,002,000 and $5,013,000 at December 31, 2010 and $16,995,000 and $17,117,000 at December 31, 2009.
     The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At December 31, 2010, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)
Information on sales of securities under agreements to repurchase is as follows:

	2010	2009
	(In thousands)
Balance as of December 31	$17,674	$15,417
Carrying value of securities pledged to secure agreements to repurchases at December 31	$27,031	$29,182
Average balance during the year of securities sold under agreements to repurchase	$17,922	$22,546
Maximum amount outstanding at any month-end during the year	$21,935	$25,189
     Gross gains of $885,000, $346,000, and $702,000 were realized in 2010, 2009 and 2008, respectively, and no gross losses were realized in 2010, 2009 and 2008, respectively, from sales of available-for-sale securities.
     Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2010 and 2009, was $29,813,000 and $20,426,000, which is approximately 46.8% and 28.0%, respectively, of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from recent increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary.
     Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

			December 31, 2010
	(In thousands)
	Less than 12 Months		12 Months or More		Total	Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$29,813	$179	$—	$—	$29,813	$179
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$29,813	$179	$—	$—	$29,813	$179

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2009
	(In thousands)
	Less than 12 Months		12 Months or More			Total
Description of		Unrealized		Unrealized	Total	Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored agencies	$19,832	$159	$—	$—	$19,832	$159
Equity and other securities	594	6	—	—	594	6

Total temporarily impaired securities	$20,426	$165	$—	$—	$20,426	$165

     The unrealized losses on the Company’s investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
     Categories of loans at December 31, 2010 and 2009 include the following:

	2010	2009
	(In thousands)
Commercial loans	$144,181	$142,528
Commercial real estate loans	169,253	167,581
Construction loans	64,641	113,077
Home equity loans	64,289	66,586
Residential real estate loans	36,903	45,014
Lease financing	5,530	11,259
Consumer loans	7,657	8,066

Total loans	492,454	554,111
Less: Allowance for loan losses	14,731	20,000

Net loans	$477,723	$534,111

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of December 31, 2010 and 2009:

	December 31, 2010
		Commercial Real			Residential Real
(In thousands)	Commercial	Estate	Construction	Home Equity	Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000
Provision charged to expense	683	(465)	2,189	571	400	(171)	(112)	3,095
Losses charged off	(1,364)	(2,985)	(3,662)	(387)	(660)	(43)	(7)	(9,108)
Recoveries	390	171	123	17	11	14	18	744

Balance, end of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731

Ending balance: individually evaluated for impairment	$1,832	$2,617	$3,647	$576	$912	$5	$2	$9,591
Ending balance: collectively evaluated for impairment	$1,507	$1,357	$932	$686	$576	$33	$49	$5,140

Loans:
Ending balance	$144,181	$169,253	$64,641	$64,289	$36,903	$5,530	$7,657	$492,454
Ending balance: individually evaluated for impairment	$26,444	$26,704	$35,521	$3,544	$8,691	$983	$64	$101,951
Ending balance: collectively evaluated for impairment	$117,737	$142,549	$29,120	$60,745	$28,212	$4,547	$7,593	$390,503

	December 31, 2009
		Commercial Real			Residential Real
	Commercial	Estate	Construction	Home Equity	Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,040	$2,507	$4,695	$409	$1,201	$449	$67	$12,368
Provision charged to expense	5,044	4,997	8,358	1,274	1,944	(123)	141	21,635
Losses charged off	(4,713)	(374)	(7,716)	(653)	(1,480)	(109)	(58)	(15,103)
Recoveries	259	123	592	31	72	21	2	1,100

Balance, end of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000

Ending balance: individually evaluated for impairment	$1,468	$5,773	$3,254	$209	$1,249	$16	$21	$11,990
Ending balance: collectively evaluated for impairment	$2,162	$1,480	$2,675	$852	$488	$222	$131	$8,010

Loans:
Ending balance	$142,528	$167,581	$113,077	$66,586	$45,014	$11,259	$8,066	$554,111
Ending balance: individually evaluated for impairment	$18,260	$28,464	$53,934	$2,860	$14,660	$1,331	$160	$119,669
Ending balance: collectively evaluated for impairment	$124,268	$139,117	$59,143	$63,726	$30,354	$9,928	$7,906	$434,442

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of December 31, 2010 and 2009:

	2010			2009
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$133,603	$10,578	$144,181	$129,596	$12,932	$142,528
Commercial real estate	148,892	20,361	169,253	143,050	24,531	167,581
Construction	35,896	28,745	64,641	65,962	47,115	113,077
Home equity	61,442	2,847	64,289	64,496	2,090	66,586
Residential real estate	30,115	6,788	36,903	32,293	12,721	45,014
Lease financing	5,048	482	5,530	10,918	341	11,259
Consumer	7,605	52	7,657	7,958	108	8,066

Total	$422,601	$69,853	$492,454	$454,273	$99,838	$554,111

     The following table presents the Company’s loan portfolio aging analysis as of December 31, 2010 and 2009:

	December 31, 2010
			Greater than 90			Total Loans	Total Loans > 90
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Days Past Due	Total Past Due	Current	Receivable	Days & Accruing
Commercial	$241	$307	$2,648	$3,196	$140,985	$144,181	$—
Commercial real estate	—	—	1,247	1,247	168,006	169,253	—
Construction	46	—	7,936	7,982	56,659	64,641	—
Home equity	200	—	964	1,164	63,125	64,289	—
Residential real estate	265	322	3,741	4,328	32,575	36,903	—
Lease financing	20	51	114	185	5,345	5,530	—
Consumer	4	—	—	4	7,653	7,657	—

Total	$776	$680	$16,650	$18,106	$474,348	$492,454	$—

	December 31, 2009
			Greater than 90			Total Loans	Total Loans > 90
	30-59 Days Past Due	60-89 Days Past Due	Days Past Due	Total Past Due	Current	Receivable	Days & Accruing
Commercial	$1,308	$25	$1,223	$2,556	$139,972	$142,528	$—
Commercial real estate	968	—	9,684	10,652	156,929	167,581	—
Construction	10,702	918	7,007	18,627	94,450	113,077	—
Home equity	45	—	318	363	66,223	66,586	—
Residential real estate	1,164	684	6,688	8,536	36,478	45,014	—
Lease financing	55	—	254	309	10,950	11,259	—
Consumer	27	59	6	92	7,974	8,066	—

Total	$14,269	$1,686	$25,180	$41,135	$512,976	$554,111	$—

     A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include non-performing loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     The following table presents impaired loans for the years ended December 31, 2010 and 2009:

	December 31, 2010
		Unpaid Principal		Average Investment	Interest Income
(In thousands)	Recorded Balance	Balance	Specific Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance:
Commercial	$186	$281	$—	$536	$24
Commercial real estate	2,066	2,686	—	1,802	37
Construction	2,423	2,423	—	2,601	—
Home equity	585	587	—	102	—
Residential real estate	1,279	1,924	—	1,391	—
Lease financing	140	256	—	254	2
Consumer	52	54	—	50	3

Loans with a specific valuation allowance
Commercial	$2,710	$2,754	$709	$1,039	$7
Commercial real estate	8,022	8,092	1,110	10,760	—
Construction	7,994	8,106	1,599	10,246	20
Home equity	626	648	299	411	—
Residential real estate	4,274	5,136	534	5,283	—
Lease financing	—	—	—	2	—
Consumer	—	—	—	12	—

Total:
Commercial	$2,896	$3,035	$709	$1,575	$31
Commercial real estate	$10,088	$10,778	$1,110	$12,562	$37
Construction	$10,417	$10,529	$1,599	$12,847	$20
Home equity	$1,211	$1,235	$299	$513	$—
Residential real estate	$5,553	$7,060	$534	$6,674	$—
Lease financing	$140	$256	$—	$256	$2
Consumer	$52	$54	$—	$62	$3

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2009
		Unpaid Principal		Average Investment	Interest Income
(In thousands)	Recorded Balance	Balance	Specific Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance:
Commercial	$616	$679	$—	$406	$8
Commercial real estate	2,331	2,369	—	1,088	—
Construction	5,398	6,636	—	6,554	70
Home equity	—	—	—	32	3
Residential real estate	2,651	2,779	—	1,085	2
Lease financing	335	383	—	244	—
Consumer	—	—	—	9	—

Loans with a specific valuation allowance
Commercial	$740	$790	$512	$3,199	$36
Commercial real estate	10,936	11,076	4,309	9,952	186
Construction	5,807	7,409	839	13,576	146
Home equity	412	425	170	423	—
Residential real estate	5,753	7,172	761	5,048	41
Lease financing	—	—	—	80	3
Consumer	6	7	1	34	2

Total:
Commercial	$1,356	$1,469	$512	$3,605	$44
Commercial real estate	$13,267	$13,445	$4,309	$11,040	$186
Construction	$11,205	$14,045	$839	$20,130	$216
Home equity	$412	$425	$170	$455	$3
Residential real estate	$8,404	$9,951	$761	$6,133	$43
Lease financing	$335	$383	$—	$324	$3
Consumer	$6	$7	$1	$43	$2
     Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired as of December 31, 2010:

(In thousands)
Commercial	$107
Commercial real estate	7,204
Construction	9,823
Home equity	—
Residential real estate	180
Lease financing	110
Consumer	—

$17,424

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     In addition as of December 31, 2010, the Company had troubled debt restructurings that were performing in accordance with their modified terms as follows:

(In thousands)
Commercial	$2,865
Commercial real estate	2,013
Construction	15,104
Home equity	—
Residential real estate	344
Lease financing	402
Consumer	—

$20,728

     As of December 31, 2010, the Company had $7,500,000 of commitments outstanding to borrowers with troubled debt restructurings. However, these commitments are subject to approval prior to advancement of funds to the borrower.
     The following table presents the Company’s non-accrual loans at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Commercial	$2,896	$1,327
Commercial real estate	10,088	13,267
Construction	10,417	11,205
Home equity	1,211	344
Residential real estate	5,553	8,404
Lease financing	140	335
Consumer	52	6

	$30,357	$34,888

NOTE 4: PREMISES AND EQUIPMENT
     Major classifications of these assets are as follows:

	2010	2009
	(In thousands)
Land	$5,154	$5,154
Buildings and improvements	15,795	15,697
Furniture and equipment	7,717	7,590

	28,667	28,441
Less accumulated depreciation	12,427	11,511

Total premises and equipment	$16,239	$16,930

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 5: FORECLOSED ASSETS HELD FOR SALE
Activity in the allowance for losses on foreclosed assets was as follows:

	2010	2009
	(In thousands)
Balance, beginning of year	$166	$—
Provision charged to expense	734	1,363
Charge offs, net of recoveries	(419)	(1,197)

Balance, end of year	$481	$166

Expenses applicable to foreclosed assets at December 31 include the following:

	2010	2009
	(In thousands)
Net loss (gain) on sales of foreclosed assets	$(168)	$(212)
Provision for losses	734	1,363
Operating expenses, net of rental income	1,656	1,902

	$2,222	$3,053

NOTE 6: CORE DEPOSIT INTANGIBLE ASSETS
     The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2010 and 2009 were:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangible	$3,286	$(2,822)	$3,286	$(2,679)

     Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $143,000, $219,000 and $295,000, respectively. Estimated amortization expense for the remainder of the amortization period is:

(In thousands)
2011	$143
2012	143
2013	143
2014	35

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 7: DERIVATIVE INSTRUMENTS
     The Company has commitments outstanding to extend credit on residential mortgages that have not close prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase in other assets of $1,000, a decrease in other liabilities of $38,000 and an increase in other income of $39,000 for the year ended December 31, 2010. For the year ended December 31, 2009, the Company recorded an increase in other liabilities of $47,000 and an increase in other income of $47,000.
     Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded an increase in other assets of $89,000 and an increase in other income of $89,000 for the year ended December 31, 2010. For the year ended December 31, 2009, the Company recorded an increase in other assets of $283,000 and an increase in other income of $283,000.
     At December 31, 2010 and 2009, total mortgage loans in the process of origination amounted to $1,688,000 and $4,102,000, respectively. At December 31, 2010 and 2009, related forward commitments to sell mortgage loans amounted to approximately $8,162,000 and $8,752,000, respectively.
The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2010 and 2009, is disclosed in Note 21, Disclosures About Fair Value of Assets and Liabilities.
NOTE 8: INTEREST-BEARING DEPOSITS
     Interest-bearing time deposits in denominations of $100,000 or more were $104,092,000 on December 31, 2010 and $107,418,000 on December 31, 2009. The Company acquires brokered deposits in the normal course of business. At December 31, 2010 and 2009, brokered deposits of $45,949,000 and $76,874,000, respectively, were included in the Company’s time deposit balance. Of the $45,949,000 in brokered deposits, $28,984,000 represented customer funds placed into the Certificate of Deposit Account Registry Service (“CDARS”). The Bank is a member of the CDARS service which effectively allows depositors to receive FDIC insurance on amounts larger than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS institutions to ensure that full FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core funding.
     At December 31, 2010, the scheduled maturities of time deposits are as follows:

(In thousands)
2011	$129,844
2012	41,907
2013	19,817
2014	8,094
2015	14,721
Thereafter	7,453

$221,836

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 9: OPERATING LEASES
     Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2015. Minimum future rent receivable under noncancellable operating leases at December 31, 2010 was as follows:

(In thousands)
2011	$162
2012	116
2013	18
2014	18
2015	7

$321

     Consolidated rental and operating lease expenses incurred for space the Company leases from others were $14,000, $6,000 and $34,000 in 2010, 2009 and 2008, respectively.
NOTE 10: SHORT TERM DEBT
     The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. At December 31, 2010 and 2009, there was no outstanding balance on the line of credit. The variable interest rate was 0.26% on December 31, 2010 and 0.18% on December 31, 2009. At December 31, 2010 approximately $25,187,000 was available. Advances are made at the discretion of the Federal Home Loan Bank of Topeka.
     The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At December 31, 2010 and 2009, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at December 31, 2010 approximately $25,089,000 was available.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 11: LONG TERM DEBT
     Long-term debt at December 31, 2010 and 2009 consisted of the following components:

	2010	2009
	(In thousands)
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(2,331)	—

Net Federal Home Loan Bank advances	80,169	82,500

Subordinated Debentures — BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$99,757	$102,088

(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents totaling $172,452,000 at December 31, 2010. The interest rates on the advances range from 0.37% to 4.26%. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2010, approximately $25,187,000 was available. Advances are made at the discretion of the Federal Home Loan Bank of Topeka.

In the third quarter of 2010, the Company repaid $42,500,000 of FHLB advances by rolling the net present value of the advances being repaid into the funding cost of $42,500,000 of new advances. A $2,569,000 penalty was associated with paying off the original FHLB advances which is amortized as an adjustment of interest expense over the remaining term of the new FHLB advances using the straight line method. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings.

(B)	Due in 2033; interest only at three month LIBOR + 3.25% (3.54% at December 31, 2010 and 3.53% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust II issued and sold $7,500,000 in Capital Securities to third parties and $232,000 of Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at three month LIBOR + 1.60% (1.90% at December 31, 2010 and 1.85% at December 31, 2009) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company. Subordinated to the trust preferred securities (B) due in 2033. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
     At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of the BVBC Capital Trust II and III, the quarterly payments due on April 24, 2009, through January 24, 2011 for BVBC Capital Trust II and March 31, 2009 through December 31, 2010 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. In addition, for BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.
     For both BVBC Capital Trust II and BVBC Capital Trust III, as long as the deferral period continues, the Company is prohibited from (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding preferred stock issued to the United States Department of Treasury (the “Treasury”), or (ii) making any payment on any debt security that is ranked pair passu with the debt securities issued by the respective trusts. Because the Preferred Shares issued under the U.S. Treasury’s Capital Purchase Plan (the

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 11: LONG TERM DEBT (Continued)
“CPP”) are subordinate to the trust preferred securities, the Company will be restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current. See Note 13, Regulatory Matters for additional information.
     Aggregate annual maturities of long-term debt at December 31, 2010 are as follows:

(In thousands)
2011	$—
2012	—
2013	20,000
2014	7,500
2015	20,000
Thereafter	54,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(2,331)

$99,757

NOTE 12: INCOME TAXES
     The provision for income taxes consists of the following:

	2010	2009	2008
	(In thousands)
Taxes currently (refundable) payable	$—	$(2,388)	$(2,601)
Deferred income taxes	(1,561)	(6,126)	(1,223)

	$(1,561)	$(8,514)	$(3,824)

     A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2010	2009	2008
	(In thousands)
Computed at the statutory rate (34%)	$(1,463)	$(7,862)	$(4,785)
Increase (decrease) resulting from:
Goodwill impairment	—	—	1,541
Tax-exempt interest	(5)	(12)	(20)
State income taxes	124	(208)	(99)
Other	(217)	(432)	(461)

Actual tax provision	$(1,561)	$(8,514)	$(3,824)

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 12: INCOME TAXES (Continued)
     The tax effects of temporary differences related to deferred taxes shown on the December 31, 2010 and 2009 consolidated balance sheets are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,451	$7,385
Net Operating Loss from Blue Valley Ban Corp. and subsidiary	6,169	2,840
Deferred compensation	174	135
Offering costs	200	210
Non-accrual loan interest	75	60
Net Operating Loss carried from Unison Bancorp Inc. and subsidiary acquisition	—	77
Other	88	28

	12,157	10,735

Deferred tax liabilities:
Accumulated depreciation	(346)	(385)
FHLBank stock basis	(472)	(433)
Accumulated appreciation on available-for- sale securities	(20)	(69)
Prepaid intangibles	(198)	(177)
Core Deposit Intangible related to Unison Bancorp Inc. and subsidiary acquisition	(136)	(182)
Other	(9)	(9)

	(1,181)	(1,255)

Net deferred tax asset	$10,976	$9,480

     The Company has unused Federal net operating loss carryforwards of $15,101,000, which expires in 2030. The Company has unused Kansas Privilege Tax net operating loss carryforwards of $26,620,000 which expire between 2018 and 2020.
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2010, the Bank had capital in excess of regulatory requirements for a well capitalized institution. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2010 that management believes have changed the Bank’s position.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 13: REGULATORY MATTERS (Continued)
The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$73,320	12.66%	$46,347	8.00%	N/A
Bank Only	$76,034	13.15%	$46,260	8.00%	$57,825	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$65,986	11.39%	$23,173	4.00%	N/A
Bank Only	$68,722	11.88%	$23,130	4.00%	$34,695	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$65,986	9.04%	$29,213	4.00%	N/A
Bank Only	$68,722	9.41%	$29,215	4.00%	$36,519	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$78,424	12.54%	$50,038	8.00%	N/A
Bank Only	$79,140	12.67%	$49,987	8.00%	$62,484	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$70,455	11.26%	$25,019	4.00%	N/A
Bank Only	$71,179	11.39%	$24,993	4.00%	$37,490	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$70,455	9.07%	$31,083	4.00%	N/A
Bank Only	$71,179	9.16%	$31,083	4.00%	$38,854	5.00%
     The Company and Bank are subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2010, any dividend declaration would require regulatory approval.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 13: REGULATORY MATTERS (Continued)
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 13: REGULATORY MATTERS (Continued)
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
     The Board of Directors of Blue Valley Ban Corp. and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have complied will all items in the agreement.
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, beginning in November 2010 the Treasury assigned an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of December 31, 2010, the Company had accrued $1,988,000 for the dividends and interest on outstanding Preferred Shares.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 14: TRANSACTIONS WITH RELATED PARTIES
     At December 31, 2010 and 2009, the Company had loans outstanding to executive officers, directors and to companies in which the Bank’s executive officers or directors were principal owners, in the amounts of $20,549,000 and $22,387,000, respectively. Related party transactions for 2010 and 2009 were as follows:

	2010	2009
	(In thousands)
Balance, beginning of year	$22,387	$28,692
New loans and advances	9,450	17,668
Repayments and reclassifications	(11,288)	(23,973)

Balance, end of year	$20,549	$22,387

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
     Deposits from executive officers and directors held by the Company at December 31, 2010, and 2009 totaled $5,997,000 and $5,443,000, respectively.
NOTE 15: PROFIT SHARING AND 401(K) PLANS
     The Company’s profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company did not make a contribution to the profit sharing plan during 2010, 2009 and 2008. The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches a ratable portion. The Company’s matching contributions to the 401(k) plan are vested immediately. The Company’s matching contributions charged to expense for 2010, 2009 and 2008 were $282,000, $302,000 and $312,000, respectively.
NOTE 16: EQUITY INCENTIVE COMPENSATION
     The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.
     Under the fixed option provisions of the Plan, the Company may grant options for shares of common stock that vest two years from the date of grant to its employees. At December 31, 2010, the Company had 134,375 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.
     During 2010, 2009 and 2008, the Company granted no stock options, but did grant 28,841, 60,350 and 15,100 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees fully vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vested immediately in 2010 and 2009 and after one year from the date of the grant in prior years. The non vested shares were 49,308, 61,750, and 21,100 as of December 31, 2010, 2009 and 2008, respectively. The cost basis of the restricted shares granted, equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period. The amount of unrecognized

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 16: EQUITY INCENTIVE COMPENSATION (Continued)
compensation costs was $264,000, $650,000, and $268,700 as of December 31, 2010, 2009, and 2008, respectively. During 2010, 2009 and 2008, 834, 5,300 and 700 shares of restricted stock were forfeited, respectively.
     A summary of the status of option shares under the plan at December 31, 2010, 2009 and 2008, and changes during the years then ended, is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	33,875	$20.51	51,225	$20.38	66,325	$19.73
Exercised	—	—	—	—	(15,100)	17.56
Forfeited	9,500	16.50	17,350	20.12	—	—

Outstanding, end of year	24,375	$22.07	33,875	$20.51	51,225	$20.38

Intrinsic value of shares exercised	$—		$—		$162,826

Options exercisable, end of year	24,375	$22.07	33,875	$20.51	51,225	$20.38

     The weighted-average remaining contractual life of option shares at December 31, 2010 was 1.42 years. Exercise prices ranged from $19.50 to $25.00. Information about options outstanding and exercisable as of December 31, 2010 is set forth in the following table.

	Options Outstanding and Exercisable
	Number Outstanding	Weighted Average
	and Exercisable at	Remaining Contractual	Weighted Average
Exercise Price	12/31/10	Life	Exercise Price

$19.50	13,000	1 year	$19.50
$25.00	11,375	2 years	$25.00

	24,375

NOTE 17: EMPLOYEE STOCK PURCHASE PLAN
     The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February 2004. Expense associated with the plan recognized in 2010, 2009 and 2008 was approximately $3,000, $7,000 and $10,000, respectively. Information about employee stock purchase plan activity as of December 31, 2010, 2009 and 2008 is set forth in the following table.

	Employee Stock Purchase Plan Activity
Plan year ending January	Shares purchased	Purchase Price
2010	3,465	$8.71
2009	2,495	$21.25
2008	3,587	$27.20

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 18: GAIN ON SETTLEMENT OF LITIGATION
     The Company’s subsidiary, Bank of Blue Valley (“Bank”), entered into a settlement agreement with an individual, based on a successful summary judgment obtained in the Circuit Court of Jackson County, Missouri, for fraudulent misrepresentation by the individual. The settlement was for $1.0 million, of which $200,000 was received in cash in the third quarter of 2008, with the remaining $800,000 payable by August 30, 2010 with the option to extend the payable date through August 30, 2012. The $800,000 was received in October 2010. The $800,000 was considered fair value and was recognized as a gain contingency in 2008 in accordance with ASC 450, which requires the recognition of a recovery when realization of the recovery is deemed probable. As the contingent portion of the settlement was collateralized by real property legally owned by the individual, management deemed the ultimate recovery of the settlement as probable. Therefore, an $800,000 miscellaneous receivable was also recorded at the time of settlement and the funds were received in October 2010.
NOTE 19: OTHER INCOME/EXPENSE
     Other income consists of the following:

	2010	2009	2008
	(In thousands)
Rental income	$264	$377	$433
Realized gain on foreclosed assets	434	730	149
Other income	447	557	428

Total	$1,145	$1,664	$1,010

     Other operating expenses consist of the following:

	2010	2009	2008
		(In thousands)
Foreclosure expenses	$2,708	$3,862	$944
FDIC assessments	2,076	2,267	482
Professional fees	1,520	1,297	1,096
Data processing	1,278	1,318	1,178
ATM and network fees	603	550	414
Loan processing fees	308	346	446
Advertising	190	172	717
Other expense	2,575	2,946	3,027

Total	$11,258	$12,758	$8,304

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 20: FAIR VALUE OPTION
     The Company elected to adopt The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which was subsequently incorporated into FASB Accounting Standards Codification in Topic 825, for mortgage loans held for sale originated after April 1, 2009. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date.
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
     The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was a loss of $144,000 at December 31, 2010 and $111,000 at December 31, 2009. Losses from fair value changes included in loans held for sale fee income was $33,000 for the year ended December 31, 2010 and $111,000 for the year ended December 31, 2009. Interest income on loans held for sale is included in interest and fees on loan in the Company’s consolidated statement of operations. See Note 21 for additional disclosures regarding fair value of mortgage loans held for sale.
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
     ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
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
DECEMBER 31, 2010, 2009 AND 2008
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
     The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assts	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
December 31, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$63,039	$—	$63,039	$—
Equity and other securities	601	601	—	—
Mortgage loans held for sale	8,162	—	8,162	—
Commitments to originate loans	1	—	—	1
Forward sales commitments	372	—	—	372

Total assets	$72,175	$601	$71,201	$373

Liabilities:
Commitments to originate loans	$9	$—	$—	$9
Forward sales commitments	—	—	—	—

Total liabilities	$9	$—	$—	$9

December 31, 2009:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$72,163	$—	$72,163	$—
Equity and other securities	594	594	—	—
Mortgage loans held for sale	8,752	—	8,752	—
Commitments to originate loans	—	—	—	—
Forward sales commitments	283	—	—	283

Total assets	$81,792	$594	$80,915	$283

Liabilities:
Commitments to originate loans	$47	$—	$—	$47
Forward sales commitments	—	—	—	—

Total liabilities	$47	$—	$—	$47

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
	(In thousands)
Balance as of December 31, 2008	$—	$—

Total changes in fair value:
Included in net income (loss)	(47)	283

Balance as of December 31, 2009	$(47)	$283

Balance as of December 31, 2009	$(47)	$283
Total changes in fair value:
Included in net income (loss)	39	89

Balance as of December 31, 2010	$(8)	$372

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
DECEMBER 31, 2010, 2009 AND 2008
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
     The following table presents the fair value measurements of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assts	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
December 31, 2010:
Impaired loans, net of reserves	$26,106	$—	$—	$26,106
Foreclosed assets held for sale, net	3,360	—	—	3,360

	$29,466	$—	$—	$29,466

December 31, 2009:
Impaired loans, net of reserves	$28,393	$—	$—	$28,393
Foreclosed assets held for sale, net	8,231	—	—	8,231

	$36,624	$—	$—	$36,624

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
DECEMBER 31, 2010, 2009 AND 2008
NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Commitments to Extend Credit, Letters of Credit and Lines of Credit
     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.
     The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at December 31, 2010 and 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$114,781	$114,781	$96,984	$96,984
Loans, net of allowance for loan losses	477,723	478,926	534,111	536,973
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,163	7,163	7,059	7,059
Interest receivable	1,783	1,783	2,303	2,303

Financial liabilities:
Deposits	541,218	543,832	590,110	593,345
Securities sold under agreement to repurchase and other interest-bearing liabilities	18,748	18,748	16,120	16,120
Long-term debt	99,757	90,880	102,088	95,762
Interest payable	2,689	2,689	2,698	2,698

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 22: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS
     The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County. The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2010 and 2009, the Company had outstanding commitments to originate loans aggregating approximately $6,081,000 and $22,712,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.
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
     Total mortgage loans in the process of origination amounted to $1,688,000 and $4,102,000 and mortgage loans held for sale amounted to $8,162,000 and $8,752,000 at December 31, 2010 and 2009, respectively. Related forward commitments to sell mortgage loans amounted to approximately $9,850,000 and $12,854,000 at December 31, 2010 and 2009, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.
     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $6,880,000 and $5,280,000 at December 31, 2010 and 2009, respectively.
     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2010 and 2009, unused lines of credit borrowings aggregated approximately $149,587,000 and $112,043,000, respectively.
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

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 22: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS (Continued)
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

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except per share data)
Interest income	$7,277	$7,653	$7,717	$7,656	$8,470	$8,830	$9,274	$9,720
Interest expense	2,966	3,473	3,909	4,015	4,125	4,438	4,716	4,708

Net interest income	4,311	4,180	3,808	3,641	4,345	4,392	4,558	5,012
Provision for loan losses	1,645	—	1,200	250	2,500	6,210	—	12,925

Net interest income (loss) after provision for loan losses	2,666	4,180	2,608	3,391	1,845	(1,818)	4,558	(7,913)
Non-interest income	2,299	2,231	1,631	1,573	1,626	1,819	2,453	1,801
Realized gains on available-for sale securities	448	342	95	—	—	—	—	346
Non-interest expense	7,047	6,141	6,226	6,353	7,494	6,601	6,687	7,059

Income (loss) before income taxes	(1,634)	612	(1,892)	(1,389)	(4,023)	(6,600)	324	(12,825)
Provision (benefit) for income taxes	(595)	230	(680)	(516)	(1,481)	(2,431)	118	(4,720)

Net income (loss)	(1,039)	382	(1,212)	(873)	(2,542)	(4,169)	206	(8,105)

Dividends on preferred shares	289	272	272	272	290	272	271	212

Net income (loss) available to
common shareholders	$(1,328)	$110	$(1,484)	$(1,145)	$(2,832)	$(4,441)	$(65)	$(8,317)

Net Income (loss) per Share Data
Basic	$(0.47)	$0.04	$(0.54)	$(0.41)	$(1.03)	$(1.61)	$(0.02)	$(3.02)

Diluted	$(0.47)	$0.04	$(0.54)	$(0.41)	$(1.03)	$(1.61)	$(0.02)	$(3.02)

Balance Sheet
Total assets	$723,101	$755,362	$818,275	$844,228	$773,967	$825,857	$811,333	$843,559
Total loans, net	477,723	483,165	498,238	507,910	534,111	560,880	585,474	610,404
Stockholders’ equity	57,164	58,786	58,786	59,583	60,603	63,519	67,858	67,908
     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 25: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Condensed Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$842	$899
Investments in subsidiaries:
Bank of Blue Valley	77,703	79,573
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	1,214	797

Total Assets	$80,347	$81,857

LIABILITIES
Subordinated debentures	$19,588	$19,588
Other liabilities	3,595	1,666

Total Liabilities	23,183	21,254

STOCKHOLDERS’ EQUITY
Preferred Stock	22	22
Common stock	2,843	2,818
Additional paid-in capital	38,431	37,975
Retained earnings	15,838	19,685
Accumulated other comprehensive income, net of income tax of $20 and $69 at 2010 and 2009, respectively	30	103

Total Stockholders’ Equity	57,164	60,603

Total Liabilities and Stockholders’ Equity	$80,347	$81,857

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 25: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Income
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Income
Dividends from subsidiaries	$—	$700	$654
Other income	20	20	—

	20	720	654

Expenses	1,496	1,336	2,541

Loss before income taxes and equity in undistributed net loss of subsidiaries	(1,476)	(616)	(1,887)
Income tax (benefit)	(531)	(474)	(1,117)

Loss before equity in undistributed net loss of subsidiaries	(945)	(142)	(770)
Equity in undistributed net loss of subsidiaries	(1,797)	(14,468)	(9,481)

Net loss	$(2,742)	$(14,610)	$(10,251)

BLUE VALLEY BAN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
NOTE 25: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(2,742)	$(14,610)	$(10,251)
Items not requiring (providing) cash:
Deferred income taxes	(417)	(29)	46
Equity in undistributed net loss of subsidiaries	1,797	14,468	9,481
Restricted stock earned	428	287	309
Changes in:
Other assets	—	(243)	(207)
Other liabilities	842	696	(308)

Net cash provided by (used in) operating activities	(92)	569	(930)

INVESTING ACTIVITIES
Capital contributed to subsidiary	—	(4,000)	(19,578)

Net cash used in investing activities	—	(4,000)	(19,578)

FINANCING ACTIVITIES
Repayments of long-term debt	—	—	(17,781)
Proceeds from short-term debt	—	—	15,000
Dividends paid on common stock	—	—	(878)
Dividends paid on preferred stock	—	(212)	—
Proceeds from sale of preferred stock	—	—	21,750
Proceeds from sale of common stock through the rights offering	—	—	5,201
Proceeds from sale of common stock through Employee Stock Purchase Plan (ESPP) and stock options exercised	35	62	435

Net cash provided by (used in) financing activities	35	(150)	23,727

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57)	(3,581)	3,219

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	899	4,480	1,261

CASH AND CASH EQUIVALENTS, END OF YEAR	$842	$899	$4,480