Form 10-Q
period 2011-03-31
BLUE VALLEY BAN CORP
filed 2011-05-11
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of March 31, 2011 the registrant had 2,843,649 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information

Item 1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 and the condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 21, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri
May 10, 2011

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$28,753	$37,255
Interest-bearing deposits in other financial institutions	79,303	67,526
Federal funds sold	10,000	10,000

Cash and cash equivalents	118,056	114,781

Available-for-sale securities	55,599	63,640
Mortgage loans held for sale, fair value	352	8,162

Loans, net of allowance for loan losses of $14,755 and $14,731 in 2011 and 2010, respectively	462,009	477,723

Premises and equipment, net	16,068	16,239
Foreclosed assets held for sale, net	19,082	20,144
Interest receivable	1,819	1,783
Deferred income taxes	11,101	10,976
Prepaid expenses and other assets	2,074	2,026
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,187	7,163
Core deposit intangible asset, at amortized cost	429	464

Total assets	$693,776	$723,101

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES

Deposits
Demand	$98,297	$100,975
Savings, NOW and money market	218,842	218,407
Time	198,177	221,836

Total deposits	515,316	541,218

Other interest-bearing liabilities	15,585	18,748
Long-term debt	99,926	99,757
Interest payable and other liabilities	6,581	6,214

Total liabilities	637,408	665,937

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2011 — 21,750 shares; 2010 — 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2011 — 2,843,649 shares; 2010 — 2,843,301 shares	2,844	2,843
Additional paid-in capital	38,361	38,431
Retained earnings	15,137	15,838
Accumulated other comprehensive income, net of income tax of $3 in 2011 and $20 in 2010	4	30

Total stockholders’ equity	56,368	57,164

Total liabilities and stockholders’ equity	$693,776	$723,101

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(In thousands, except share data)

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,343	$7,133
Federal funds sold and other short-term investments	39	62
Available-for-sale securities	244	435
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	25	26

Total interest and dividend income	6,651	7,656

INTEREST EXPENSE
Interest-bearing demand deposits	474	680
Savings and money market deposit accounts	97	114
Other time deposits	1,099	2,244
Federal funds purchased and other interest-bearing liabilities	10	9
Long-term debt, net	860	968

Total interest expense	2,540	4,015

NET INTEREST INCOME	4,111	3,641

PROVISION FOR LOAN LOSSES	—	250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,111	3,391

NON-INTEREST INCOME
Loans held for sale fee income	554	721
Service fees	723	737
Other income	127	115

Total non-interest income	1,404	1,573

NON-INTEREST EXPENSE
Salaries and employee benefits	2,822	2,974
Net occupancy expense	663	732
Other operating expense	2,703	2,647

Total non-interest expense	6,188	6,353

LOSS BEFORE INCOME TAXES	(673)	(1,389)

BENEFIT FOR INCOME TAXES	(244)	(516)

NET LOSS	(429)	(873)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	(272)	(272)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(701)	$(1,145)

BASIC LOSS PER SHARE	$(0.25)	$(0.41)

DILUTED LOSS PER SHARE	$(0.25)	$(0.41)

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010
(In thousands, except share data)
(Unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Loss	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 3,155 shares of restricted stock, net of forfeiture		—	3	78	—	—	81
Issuance of 3,465 shares common stock for the employee stock purchase plan		—	3	32	—	—	35
Dividend on preferred stock		—	—	—	(272)	—	(272)
Net loss	$(873)	—	—	—	(873)	—	(873)
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $5	9	—	—	—	—	9	9

	$(864)

BALANCE, MARCH 31, 2010		$22	$2,824	$38,085	$18,540	$112	$59,583

BALANCE, DECEMBER 31, 2010		$22	$2,843	$38,431	$15,838	$30	$57,164

Forfeiture of 2,280 shares of restricted stock		—	(2)	(88)	—	—	(90)
Issuance of 2,628 shares common stock for the employee stock purchase plan		—	3	18	—	—	21
Dividends on preferred stock		—	—	—	(272)	—	(272)
Net loss	$(429)	—	—	—	(429)	—	(429)
Change in unrealized depreciation on available-for-sale securities, net of income taxes (credit) of $(18)	(26)	—	—	—	—	(26)	(26)

	$(455)

BALANCE, MARCH 31, 2011		$22	$2,844	$38,361	$15,137	$4	$56,368

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(In thousands)

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429)	$(873)
Adjustments to reconcile net loss to net cash flow From operating activities:
Depreciation and amortization	404	260
Accretion of premiums and discounts on available-for-sale securities	(3)	(13)
Provision for loan losses	—	250
Provision for losses on foreclosed assets held for sale	361	59
Deferred income taxes	(107)	50
Stock dividends on Federal Home Loan Bank (FHLB) stock	(24)	(26)
Net gain on sale of foreclosed assets	(345)	(80)
Restricted stock earned (forfeited)	(90)	81
Compensation expense related to the Employee Stock Purchase Plan (ESPP)	1	—
Originations of loans held for sale	(6,244)	(22,332)
Proceeds from the sale of loans held for sale	14,200	28,594
Realized gain on loans held for sale fair value adjustment	(146)	(114)
Changes in:
Interest receivable	(36)	(10)
Net fair value of loan related commitments	354	164
Prepaid expenses and other assets	(409)	(513)
Interest payable and other liabilities	101	186

Net cash provided by operating activities	7,588	5,683

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	14,992	18,697
Proceeds from the sale of loan participations	—	32
Purchase of premises and equipment	(29)	(49)
Proceeds from the sale of foreclosed assets, net of expenses	1,768	2,998
Purchases of available-for-sale securities	—	(44,990)
Proceeds from maturities of available-for-sale securities	8,000	17,000

Net cash provided by (used in) investing activities	24,731	(6,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(2,243)	10,005
Net increase (decrease) in time deposits	(23,659)	61,246
Net decrease in federal funds purchased and other interest-bearing liabilities	(3,163)	(395)
Net proceeds from the sale of additional stock through ESPP	21	35

Net cash provided by (used in) financing activities	(29,044)	70,891

Increase in cash and cash equivalents	3,275	70,262
Cash and cash equivalents, beginning of period	114,781	96,984

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,056	$167,246

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(In thousands)

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,466	$4,144
Income taxes, net of refunds	—	—
Noncash investing and financing activities:
Transfer of loans to foreclosed property	722	7,222
Restricted stock issued, net of forfeitures	(2)	3
Preferred dividends accrued but not paid	272	272
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Blue Valley Ban Corp.’s (the “Company”) condensed consolidated financial position as of March 31, 2011, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended March 31, 2011 and 2010, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 2: Recent and Future Accounting Pronouncements (Continued)
For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. Management has adopted this update and included the disclosures in the consolidated financial statements. The adoption of this update had no adverse impact on the Company’s consolidated financial statements.
On January 19, 2011, the FASB issued ASU 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is provided in ASU 2011-02 issued on April 5, 2011.
On April 5, 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update is intended to assist lenders and other creditors in determining whether a modification of terms meets the criteria to be considered a troubled debt restructuring. The update clarifies that if a borrower does not have access to debt at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered at a below-market rate, which may indicate a concession was granted. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a concession has been granted, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine if the restructure constitutes a troubled debt restructuring. This update clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications that occur on or after the beginning of the year of adoption. The update also requires the disclosures about troubled debt restructuring previously deferred in ASU 2011-01 to be disclosed for the interim and annual periods beginning on or after June 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 3: Earnings Per Share
Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share loss for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
	(In thousands, except
	share and per share data)
Net loss	$(429)	$(873)
Preferred dividends	(272)	(272)

Net loss available to common stockholders	$(701)	$(1,145)

Average common shares outstanding	2,798,084	2,763,131
Average common share stock options outstanding and restricted stock (B)	24,522	13,278

Average diluted common shares (B)	2,822,606	2,776,409

Basic loss per share	$(0.25)	$(0.41)

Diluted loss per share (A)	$(0.25)	$(0.41)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at March 31, 2011 and 2010, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 24,375 and 33,875 shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 4: Available-for-Sale Securities
The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government sponsored agencies	$54,993	$126	$(118)	$55,001
Equity and other securities	600	—	(2)	598

	$55,593	$126	$(120)	$55,599

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government sponsored agencies	$62,990	$228	$(179)	$63,039
Equity and other securities	600	1	—	601

	$63,590	$229	$(179)	$63,640

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$3,000	$3,013
Due after one year through five years	51,993	51,988
Due after five years through ten years	—	—
Due after ten years	—	—

Total	54,993	55,001
Equity and other securities	600	598

	$55,593	$55,599

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,002,000 and $5,012,000 at March 31, 2011 and $5,002,000 and $5,013,000 at December 31, 2010.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At March 31, 2011, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Balance	$14,858	$17,674
Carrying value of securities pledged to secure agreements to repurchase at period end	24,978	27,031
Average balance during the period of securities sold under agreements to repurchase	16,669	17,922
Maximum amount outstanding at any month-end during the period	18,633	21,935
There were no gross gains or losses realized for the three months ended March 31, 2011 and 2010, respectively, from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2011 and December 31, 2010, was $20,480,000 and $29,813,000, which is approximately 36.8% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio. The total unrealized losses related to these investments were $120,000 and $179,000 at March 31, 2011 and December 31, 2010, respectively. These declines in fair value resulted primarily from recent increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2011
			(In thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$19,882	$118	$—	$—	$19,882	$118
Equity and other securities	598	2	—	—	598	2

Total temporarily impaired securities	$20,480	$120	$—	$—	$20,480	$120

	December 31, 2010
			(In thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government sponsored agencies	$29,813	$179	$—	$—	$29,813	$179
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$29,813	$179	$—	$—	$29,813	$179

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses
Categories of loans at March 31, 2011 and December 31, 2010 include the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial loans	$140,077	$144,181
Commercial real estate loans	170,652	169,253
Construction loans	56,361	64,641
Home equity loans	60,817	64,289
Residential real estate loans	36,892	36,903
Lease financing	4,398	5,530
Consumer loans	7,567	7,657

Total loans	476,764	492,454
Less: Allowance for loan losses	14,755	14,731

Net loans	$462,009	$477,723

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Commercial Real			Residential Real
(In thousands)	Commercial	Estate	Construction	Home Equity	Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731
Provision charged to expense	33	643	(940)	(5)	246	27	(4)	—
Losses charged off	(18)	—	(80)	—	(183)	—	—	(282)
Recoveries	155	—	21	37	64	25	3	306

Balance, end of period	$3,509	$4,617	$3,580	$1,294	$1,615	$90	$50	$14,755

Ending balance: individually evaluated for impairment	$1,954	$3,506	$2,669	$559	$846	$63	$—	$9,597
Ending balance: collectively evaluated for impairment	$1,555	$1,111	$911	$735	$769	$27	$50	$5,158

Loans:
Ending balance	$140,077	$170,652	$56,361	$60,817	$36,892	$4,398	$7,567	$476,764
Ending balance: individually evaluated for impairment	$24,837	$29,682	$30,663	$2,816	$8,217	$825	$61	$97,101
Ending balance: collectively evaluated for impairment	$115,240	$140,970	$25,698	$58,001	$28,675	$3,573	$7,506	$379,663

	December 31, 2010
		Commercial Real			Residential Real
	Commercial	Estate	Construction	Home Equity	Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000
Provision charged to expense	683	(465)	2,189	571	400	(171)	(112)	3,095
Losses charged off	(1,364)	(2,985)	(3,662)	(387)	(660)	(43)	(7)	(9,108)
Recoveries	390	171	123	17	11	14	18	744

Balance, end of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731

Ending balance: individually evaluated for impairment	$1,832	$2,617	$3,647	$576	$912	$5	$2	$9,591
Ending balance: collectively evaluated for impairment	$1,507	$1,357	$932	$686	$576	$33	$49	$5,140

Loans:
Ending balance	$144,181	$169,253	$64,641	$64,289	$36,903	$5,530	$7,657	$492,454
Ending balance: individually evaluated for impairment	$26,444	$26,704	$35,521	$3,544	$8,691	$983	$64	$101,951
Ending balance: collectively evaluated for impairment	$117,737	$142,549	$29,120	$60,745	$28,212	$4,547	$7,593	$390,503

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$130,678	$9,399	$140,077	$133,603	$10,578	$144,181
Commercial real estate	148,471	22,181	170,652	148,892	20,361	169,253
Construction	29,420	26,941	56,361	35,896	28,745	64,641
Home equity	58,372	2,445	60,817	61,442	2,847	64,289
Residential real estate	31,067	5,825	36,892	30,115	6,788	36,903
Lease financing	4,000	398	4,398	5,048	482	5,530
Consumer	7,516	51	7,567	7,605	52	7,657

Total	$409,524	$67,240	$476,764	$422,601	$69,853	$492,454

The following table presents the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
			Greater than 90			Total Loans	Total Loans > 90
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Days Past Due	Total Past Due	Current	Receivable	Days & Accruing
Commercial	$378	$316	$2,234	$2,928	$137,149	$140,077	$—
Commercial real estate	2,580	937	6,448	9,965	160,687	170,652	—
Construction	2,955	163	7,193	10,311	46,050	56,361	—
Home equity	875	517	100	1,492	59,325	60,817	—
Residential real estate	2,617	705	2,687	6,009	30,883	36,892	—
Lease financing	64	1	—	65	4,333	4,398	—
Consumer	51	—	—	51	7,516	7,567	—

Total	$9,520	$2,639	$18,662	$30,821	$445,943	$476,764	$—

	December 31, 2010
			Greater than 90			Total Loans	Total Loans > 90
	30-59 Days Past Due	60-89 Days Past Due	Days Past Due	Total Past Due	Current	Receivable	Days & Accruing
Commercial	$241	$307	$2,648	$3,196	$140,985	$144,181	$—
Commercial real estate	—	—	1,247	1,247	168,006	169,253	—
Construction	46	—	7,936	7,982	56,659	64,641	—
Home equity	200	—	964	1,164	63,125	64,289	—
Residential real estate	265	322	3,741	4,328	32,575	36,903	—
Lease financing	20	51	114	185	5,345	5,530	—
Consumer	4	—	—	4	7,653	7,657	—

Total	$776	$680	$16,650	$18,106	$474,348	$492,454	$—

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
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
The following table presents impaired loans for March 31, 2011 and December 31, 2010:

	March 31, 2011
		Unpaid Principal		Average Investment	Interest Income
(In thousands)	Recorded Balance	Balance	Specific Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance:
Commercial	$273	$302	$—	$207	$—
Commercial real estate	1,210	1,766	—	1,829	—
Construction	2,726	2,732	—	2,619	—
Home equity	489	499	—	619	—
Residential real estate	1,203	1,859	—	1,277	14
Lease financing	26	53	—	54	35
Consumer	51	54	—	51	—

Loans with a specific valuation allowance
Commercial	$4,559	$4,668	$1,116	$4,386	$—
Commercial real estate	11,926	11,974	2,031	9,296	—
Construction	20,904	20,928	1,758	18,275	—
Home equity	863	891	284	745	—
Residential real estate	4,024	4,870	466	4,203	—
Lease financing	330	330	60	249	2
Consumer	—	—	—	—	—

Total:
Commercial	$4,832	$4,970	$1,116	$4,593	$—
Commercial real estate	$13,136	$13,740	$2,031	$11,125	$—
Construction	$23,630	$23,660	$1,758	$20,894	$—
Home equity	$1,352	$1,390	$284	$1,364	$—
Residential real estate	$5,227	$6,729	$466	$5,480	$14
Lease financing	$356	$383	$60	$303	$37
Consumer	$51	$54	$—	$51	$—

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)

	December 31, 2010
		Unpaid Principal		Average Investment	Interest Income
(In thousands)	Recorded Balance	Balance	Specific Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance:
Commercial	$220	$315	$—	$627	$24
Commercial real estate	4,080	4,700	—	3,891	37
Construction	3,203	3,203	—	3,384	—
Home equity	585	587	—	102	—
Residential real estate	1,279	1,924	—	1,391	—
Lease financing	140	256	—	254	2
Consumer	52	54	—	50	3

Loans with a specific valuation allowance
Commercial	$5,541	$5,585	$1,133	$2,834	$7
Commercial real estate	8,022	8,092	1,110	10,760	—
Construction	22,318	22,430	3,039	23,662	20
Home equity	626	648	299	411	—
Residential real estate	4,618	5,480	577	6,150	—
Lease financing	402	402	3	302	—
Consumer	—	—	—	12	—

Total:
Commercial	$5,761	$5,900	$1,133	$3,461	$31
Commercial real estate	$12,102	$12,792	$1,110	$14,651	$37
Construction	$25,521	$25,633	$3,039	$27,046	$20
Home equity	$1,211	$1,235	$299	$513	$—
Residential real estate	$5,897	$7,404	$577	$7,541	$—
Lease financing	$542	$658	$3	$556	$2
Consumer	$52	$54	$—	$62	$3
The December 31, 2010 information presented above was reclassified from the information presented in the 2010 Form 10K, to include troubled debt restructurings that were paying as agreed but not classified as impaired loans at December 31, 2010. This reclassification had no impact on the calculation of the allowance for loan losses.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial	$57	$107
Commercial real estate	7,205	7,204
Construction	9,632	9,823
Home equity	—	—
Residential real estate	727	180
Lease financing	—	110
Consumer	—	—

	$17,621	$17,424

In addition as of March 31, 2011 and December 31, 2010, the Company had troubled debt restructurings included in certain loan categories in the impaired loans that were performing in accordance with their modified terms as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial	$2,456	$2,865
Commercial real estate	2,932	2,013
Construction	14,997	15,104
Home equity	—	—
Residential real estate	54	344
Lease financing	395	402
Consumer	—	—

	$20,834	$20,728

As of March 31, 2011, the Company had $7,768,000 of commitments outstanding to borrowers with troubled debt restructurings. However, these commitments are subject to approval prior to advancement of funds to the borrower.
The following table presents the Company’s non-accrual loans at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial	$2,376	$2,896
Commercial real estate	8,128	10,088
Construction	10,312	10,417
Home equity	1,352	1,211
Residential real estate	5,173	5,553
Lease financing	26	140
Consumer	51	52

	$27,418	$30,357

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 6: Short-Term Debt
The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. At March 31, 2011 and December 31, 2010, there was no outstanding balance on the line of credit. The variable interest rate was 0.24% on March 31, 2011 and 0.26% on December 31, 2010. At March 31, 2011 approximately $19,967,000 was available.
The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At March 31, 2011 and December 31, 2010, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at March 31, 2011 approximately $27,887,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
Note 7: Long-Term Debt
Long-term debt at March 31, 2011 and December 31, 2010, consisted of the following components:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(2,162)	(2,331)

Net Federal Home Loan Bank advances	80,338	80,169

Subordinated Debentures — BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$99,926	$99,757

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 7: Long-Term Debt (Continued)
(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. The interest rates on the advances range from 0.34% to 4.26%. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2011, approximately $19,967,000 was available.

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

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.55% at March 31, 2011 and 3.54% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust II issued and sold $7,500,000 in Preferred Securities to third parties and $232,000 of Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at LIBOR + 1.60% (1.91% at March 31, 2011 and 1.90% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.
At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of BVBC Capital Trust II and III, the quarterly payments due since April 24, 2009 for BVBC Capital Trust II and March 31, 2009 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. For BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 7: Long-Term Debt (Continued)
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
Aggregate annual maturities of long-term debt at March 31, 2011 are as follows:

(In thousands)
April 1 to December 31, 2011	$—
2012	—
2013	20,000
2014	7,500
2015	20,000
Thereafter	54,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(2,162)

$99,926

Note 8: Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. This standard requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase of $1,000 in other assets, a decrease in other liabilities of $7,000 and an increase in other income of $8,000 for the three month period ended March 31, 2011.
Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded a decrease in other assets of $362,000 and a decrease in other income of $362,000 for the three month period ended March 31, 2011.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 8: Derivative Instruments (Continued)
Total mortgage loans in the process of origination amounted to $1,497,000 at March 31, 2011. Related forward commitments to sell mortgage loans amounted to approximately $352,000 at March 31, 2011.
The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2011, is disclosed in Note 10, Disclosures About Fair Value of Assets and Liabilities.
Note 9: Fair Value Option
The Company has elected to measure loans held for sale at fair value in accordance with ASC 825, Fair Value Option. This standard permits an entity to choose to measure many financial instruments and other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. Loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). It is management’s opinion given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.
The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was a gain of $2,000 at March 31, 2011. A gain from fair value changes included in loans held for sale fee income was $146,000 for the three months ended March 31, 2011. Interest income on loans held for sale is included in interest and fees on loans in the Company’s condensed consolidated statement of operations. See Note 10 for additional disclosures regarding fair value of mortgage loans held for sale.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities
ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2011:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$55,001	$—	$55,001	$—
Equity and other securities	598	598	—	—
Mortgage loans held for sale	352	—	352	—
Commitments to originate loans	2	—	—	2
Forward sales commitments	10	—	—	10

Total assets	$55,963	$598	$55,353	$12

Liabilities:
Commitments to originate loans	$2	$—	$—	$2
Forward sales commitments	—	—	—	—

Total liabilities	$2	$—	$—	$2

December 31, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$63,039	$—	$63,039	$—
Equity and other securities	601	601	—	—
Mortgage loans held for sale	8,162	—	8,162	—
Commitments to originate loans	1	—	—	1
Forward sales commitments	372	—	—	372

Total assets	$72,175	$601	$71,201	$373

Liabilities:
Commitments to originate loans	$9	$—	$—	$9
Forward sales commitments	—	—	—	—

Total liabilities	$9	$—	$—	$9

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
	Originate Loans	Commitments
	(Unaudited)
	(In thousands)
Balance as of December 31, 2010	$(8)	$372
Total realized and unrealized gains (losses):
Included in net income	8	(362)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of March 31, 2011	$—	$10

Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income	62	(226)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of March 31, 2010	$15	$57

Realized and unrealized gains and losses noted in the table above and included in net income for the periods ended March 31, 2011 and 2010 are reported in the condensed consolidated statements of operations in other income.
Following is a description of the valuation methodologies used for financial and nonfinancial instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2011:
Impaired loans, net of reserves	$20,909	$—	$—	$20,909
Foreclosed assets held for sale, net	3,794	—	—	3,794

Total	$24,703	$—	$—	$24,703

December 31, 2010:
Impaired loans, net of reserves	$26,106	$—	$—	$26,106
Foreclosed assets held for sale, net	3,360	—	—	3,360

Total	$29,466	$—	$—	$29,466

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
     Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$118,056	$118,056	$114,781	$114,781
Loans, net of allowance for loan losses	462,009	462,885	477,723	478,926
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,187	7,187	7,163	7,163
Interest receivable	1,819	1,819	1,783	1,783

Financial liabilities:
Deposits	515,316	517,683	541,218	543,832
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	15,585	15,585	18,748	18,748
Long-term debt	99,926	90,537	99,757	90,880
Interest payable	2,615	2,615	2,689	2,689

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Note 11: Dividends on Preferred Shares
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, beginning in November 2010 the Treasury assigned an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of March 31, 2011, the Company had accrued $2,287,000 for dividends and interest on outstanding Preferred Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a continued deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; regulatory action; continued adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the Company’s non-payment on TARP funds or Trust Preferred Securities; the loss of key personnel; significant increases in competition; potential unfavorable actions from rating agencies; potential unfavorable results of litigation to which the Company may become a party; and the possible dilutive effect of potential acquisitions or expansions. For other risk factors refer to the risk factors section of the December 31, 2010 Form 10-K filed with the SEC on March 22, 2011. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors. Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
General
   Critical Accounting Policies
Our critical accounting policies are largely proscribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses and income taxes are deemed critical accounting policies because of the valuation techniques used and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates underlying these policies. Accounting for these critical areas requires subjective and complex judgments that could be subject to revision as new information becomes available. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2010.
    Results of Operations
Three months ended March 31, 2011 and 2010. Net loss for the quarter ended March 31, 2011, was $429,000 compared to net loss of $873,000 for the quarter ended March 31, 2010, representing an improvement of $444,000, or 50.86%. The loss per share on a diluted basis was $0.25 for the three months ended March 31, 2011, which represented an improvement of 39.02%, compared to diluted loss per share of $0.41 in the same period of 2010. The Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended March 31, 2011,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
were negative 0.25% and negative 8.13%, compared to negative 0.44% and negative 12.04%, respectively, for the same period in 2010, representing improvements of 43.18% and 32.48%, respectively.
The Company experienced improvement in net interest income by $470,000, or 12.91%, to $4.1 million for the three month period ended March 31, 2011, as compared to $3.6 million earned during the same period in 2010. The increase was due to a decline in the interest expense, which decreased $1.5 million, or 36.74%, from the same period in 2010 as a result of a decrease in rates paid on deposits. As market rates have declined, the rates on deposits have also declined. In 2010 the Company had funds from various time deposit promotions mature, and as those higher rate time deposits matured they were renewed at lower market rates. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its $82.5 million in Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings. This increase in net interest income was partially offset by the decline in interest income by $1.0 million, or 13.13%, as compared to the same period in 2010. The lower interest income was primarily a result of a decline in the average outstanding loan balances by $57.8 million, or 10.71%, for the three month period ended March 31, 2011, as compared to the prior year period, as a result of loan payoffs, lower loan origination volume due to the current economic environment, and loan foreclosures.
There was no provision for loan losses for the three month period ended March 31, 2011, compared to $250,000 for the same period in the prior year. The Company has experienced a reduction in non-performing loans by $2.9 million, or 9.68%, since December 31, 2010 and $10.0 million, or 26.74%, since March 31, 2010, as management continues to work on improving the credit quality of the loan portfolio. In addition, the Company has experienced a decline in net loan charge offs with a net recovery of $24,000 at March 31, 2011, as compared to net loan charge off of $1.0 million at March 31, 2010. Based on analysis of the loan portfolio, no provision for loan losses was deemed necessary.
Non-interest income decreased $169,000 to $1.4 million, or 10.74%, for the three month period ended March 31, 2011, as compared to the same period in 2010. The decline was primarily the result of lower loans held for sale fee income during the first quarter of 2011 of $167,000, or 23.16%, as compared with the first quarter of 2010. The decrease in loans held for sale fee income was a result of a decline in residential mortgage loan origination and refinancing volume as a result of the mortgage rate environment as compared to the prior year period.
Non-interest expense decreased $165,000, or 2.60%, for the three month period ended March 31, 2011, as compared to the same period in the prior year. The decrease in non-interest expense was attributed to lower salaries and employee benefits of $152,000, or 5.11%. Salaries and employee benefits have decreased as a result of lower commissions paid due to the decline in the volume of mortgage loan originations and refinancing for the three months ended March 31, 2011, as compared to the same period in the prior year. Other factors contributing to the changes was a decrease in net occupancy expense by $69,000, or 9.43%, and an increase in other operating expense by $56,000, or 2.12%, compared to the same period in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Net Interest Income
Three months ended March 31, 2011 and 2010. Fully tax equivalent (FTE) net interest income for the three month period ended March 31, 2011, was $4.1 million, an increase of $470,000, or 12.91%, from $3.6 million for the three month period ended March 31, 2010.
FTE interest income for the current year first quarter was $6.7 million, a decrease of $1.0 million, or 13.13%, from $7.7 million in the prior year first quarter. This decrease was primarily a result of a decline in average balances on earning assets, specifically lower average balances on outstanding loans, federal funds sold and available-for-sale securities. The overall yield on average earning assets increased 13 basis points to 4.36% during the three month period ending March 31, 2011, compared to 4.23% during the same period in 2010. The increase in yield is attributed to the decline in the volume of loans on non-accrual at March 31, 2011 as compared to the prior year period. The average outstanding balance of loans has declined by $57.8 million, or 10.71%, as a result of loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Average available federal funds sold and other short-term investments decreased $40.5 million, or 38.08%. The decrease in average federal funds sold and other short-term investments was a result of a decline in average interest-bearing deposits, primarily time deposits as discussed below. Interest income on available-for-sale securities decreased $191,000, or 43.91%, as a result of a decrease in the average balance of available-for-sale securities by $13.1 million, or 17.15%, over the same period in the prior year. Available-for-sale securities were sold during the second, third and fourth quarter of 2010 to reduce the long term maturity risk within the portfolio as a result of the current rate environment. As higher yielding securities of $115.0 million were called or matured in 2010, they were invested at lower yields due to the current rate environment and the securities available for investing, thus resulting in a decline in interest income.
Interest expense for the current year first quarter was $2.5 million, a decrease of $1.5 million, or 36.74%, from $4.0 million in the prior year first quarter. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 1.91% for the three month period ending March 31, 2011, compared to 2.46% in the same period of 2010, a decrease of 55 basis points. Total average interest-bearing liabilities decreased $121.6 million, or 18.40%, to $539.3 million during the first quarter of 2011, compared to $660.9 million during the prior year period. The decrease was attributed to decreases in time deposits, savings and money market deposits, and long-term debt. Average time deposits decreased $126.2 million, or 37.58%, partially as a result of the Company not renewing $30.9 million of brokered deposits as they matured during 2010 and $6.8 million in brokered deposits that matured in the first quarter of 2011. The Company replaced brokered funds with core deposits by generating increased interest in our Performance Checking product and in February 2011 started offering a new product, Ultimate Checking. The Company also had several higher rate time deposit promotions mature in 2010 and were renewed at a lower rate. As the renewal rate for these deposits was much lower, some time deposits were not renewed. Average savings and money market deposits decreased $9.1 million, or 10.41%, as customers have moved their funds into interest-bearing demand accounts, specifically Ultimate Checking and Performance Checking accounts, as these products offer a more attractive rate. The decrease in average interest-bearing liabilities was offset by increases in average interest-bearing demand accounts by $14.4 million, or 12.02%, as a result of the growth experienced in balances of our Ultimate and Performance Checking products. While the balances in interest-bearing demand deposits have increased, the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
interest expense associated with these accounts have declined $206,000, or 30.29%, as a result of lowering the interest rate paid on the Performance Checking accounts in response to a decline in rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of its $82.5 million Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.
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

	Three Months Ended March 31,
	2011			2010
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(In thousands)
Assets
Federal funds sold and other short-term investments	$65,908	$39	0.24%	$106,443	$62	0.24%
Available-for-sale securities — taxable	63,396	244	1.56	76,518	435	2.31
Mortgage loans held for sale	1,414	16	4.59	4,205	50	4.82
Loans, net of unearned discount and fees	482,238	6,327	5.32	540,063	7,083	5.32
Federal Home Loan and Federal Reserve Bank Stock	6,339	25	1.60	6,235	26	1.69

Total earning assets	619,295	6,651	4.36	733,464	7,656	4.23

Cash and due from banks — non-interest bearing	37,145			37,541
Allowance for possible loan losses	(14,769)			(19,711)
Premises and equipment, net	16,183			16,866
Other assets	35,838			38,637

Total assets	$693,692			$806,797

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$134,368	$474	1.43%	$119,950	$680	2.30%
Savings and money market deposits	78,679	97	0.50	87,817	114	0.53
Time deposits	209,605	1,099	2.13	335,786	2,244	2.71

Total interest-bearing deposits	422,652	1,670	1.60	543,553	3,038	2.27

Other interest-bearing liabilities	17,359	10	0.23	15,875	9	0.23
Long-term debt	99,282	860	3.51	101,500	968	3.87

Total interest-bearing liabilities	539,293	2,540	1.91	660,928	4,015	2.46

Non-interest bearing deposits	90,972			80,366
Other liabilities	6,682			5,152
Stockholders’ equity	56,745			60,351

Total liabilities and stockholders’ equity	$693,692			$806,797

FTE Net interest income/spread		$4,111	2.45%		$3,641	1.77%

FTE Net interest margin			2.69%			2.01%

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Three Months Ended March 31,
	2011 compared to 2010
	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change
		(In thousands)
Federal funds sold and other short-term investments	$—	$(23)	$(23)
Available-for-sale securities — taxable	(141)	(50)	(191)
Mortgage loans held for sale	(2)	(32)	(34)
Loans, net of unearned discount and fees	—	(756)	(756)
Federal Home Loan and Federal Reserve Bank Stock	(3)	2	(1)

Total interest income	(146)	(859)	(1,005)

Interest-bearing demand accounts	(516)	310	(206)
Savings and money market deposits	(6)	(11)	(17)
Time deposits	(481)	(664)	(1,145)
Other interest-bearing liabilities	—	1	1
Long-term debt	(89)	(19)	(108)

Total interest expense	(1,092)	(383)	(1,475)

Net interest income	$946	$(476)	$470

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
There was no provision for loan losses recorded for the first quarter of 2011 compared to $250,000 in the same period of 2010. The Company has experienced a reduction in non-performing loans by $2.9 million, or 9.68%, since December 31, 2010 and $10.0 million, or 26.74% since March 31, 2010. The Company has also experienced a decline in net loan charge offs and had net loan recoveries at March 31, 2011 of $24,000. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Based on analysis of the loan portfolio, no provision for loan losses was deemed necessary for the three month period ended March 31, 2011. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the adverse real estate and construction industry and general economic conditions are more prolonged than management anticipates, the Company could experience higher than anticipated loan losses in the future.
Non-interest Income

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Loans held for sale fee income	$554	$721
NSF charges and service fees	223	283
Other service charges	500	454
Other income	127	115

Total non-interest income.	$1,404	$1,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest income decreased $169,000, or 10.74%, to $1.4 million during the three month period ended March 31, 2011, from $1.6 million during the three month period ended March 31, 2010. The decrease was the result of a lower mortgage loans held for sale fee income of $167,000, or 23.16%, due to lower origination and refinancing volume during the first quarter of 2011 as a result of the mortgage rate environment, as compared with the first quarter of 2010. Sustainability of the level of our loans held for sale fee income is primarily dependent on the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Also contributing to the decrease in non-interest income was a decline in service fee income, specifically non-sufficient funds (NSF) charges and service fees. NSF and service charges fee income decreased by $60,000, or 21.20%, due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts.
Other changes reflected in non-interest income include an increase in other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, by $46,000, or 10.13%, as compared to the same period in 2010. The increase was primarily attributed to income generated from signature based debit card transactions associated with our Ultimate and Performance Checking products and increased activity in trust services. Other non-interest income increased by $12,000, or 10.43%, due to higher gains realized on the sale of foreclosed assets held for sale by $211,000, or 147.63%, as a result of the sale of several larger other real estate properties during 2011. This increase was offset by losses due to the effect of recording the net fair value of certain mortgage loan commitments. The net fair value of mortgage loan-related commitments recorded for the three months ended March 31, 2011 was a loss of $354,000 compared to a loss of $164,000 for the same period in 2010, an increased loss of $190,000, or 116.02%. The fair value on these commitments will fluctuate based on the market rates for mortgage loans.
Non-interest Expense

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Salaries and employee benefits	$2,822	$2,974
Net occupancy expense	663	732
Other operating expenses	2,703	2,647

Total non-interest expense	$6,188	$6,353

Non-interest expense decreased $165,000, or 2.60%, to $6.2 million during the three month period ended March 31, 2011, compared to $6.4 million during the prior year period. The change was attributed to a decrease in salaries and employee benefits of $152,000, or 5.11%, as a result of lower commissions paid during the period on residential mortgage loans originated and sold in the secondary market as a result of the decline in the volume of mortgage loan originations and refinancing for the period. In addition, net occupancy expense decreased $69,000, or 9.43%, due to lower depreciation expense, telephone and repairs and maintenance expense. Other operating expenses increased $56,000, or 2.12%, as a result of the Company recording a $361,000 provision for other real estate in 2011 compared to $59,000 for the same period in 2010 as a result of a decline in real estate value related to specific foreclosed properties. This increase was partly offset

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
by lower Federal Deposit Insurance Corporation (FDIC) deposit insurance assessment as a result of a decrease in the Company’s assessment base, as well as decreases in data processing expense and professional fees.
Financial Condition
Total assets for the Company at March 31, 2011, were $693.8 million, a decrease of $29.3 million, or 4.06%, compared to $723.1 million at December 31, 2010. Deposits were $515.3 million compared with $541.2 million at December 31, 2010, a decrease of $25.9 million, or 4.79%. Stockholders’ equity was $56.4 million at March 31, 2011, compared with $57.2 million at December 31, 2010, a decrease of $796,000, or 1.39%.
Investments. Available-for-sale securities at March 31, 2011, totaled $55.6 million, reflecting a 12.64% decrease from $63.6 million at December 31, 2010. The decrease was a result of $8.0 million in available-for-sale securities being called during 2011 and not replaced as of the end of the period.
Loans Held for Sale. Mortgage loans held for sale at March 31, 2011, totaled $352,000, a decrease of $7.8 million, or 95.69%, compared to $8.2 million at December 31, 2010. The volume of mortgage loans held for sale originated during 2011 slowed as a result of the mortgage rate and economic environment.
Loans. Loans at March 31, 2011, totaled $476.8 million, reflecting a decrease of $15.7 million, or 3.19%, compared to $492.5 million at December 31, 2010. The decrease in the loan portfolio was attributed to loans paying off, lower loan originations due to the current economic conditions and loan foreclosures. The loan to deposit ratio at March 31, 2011, was 92.52% compared to 90.99% at December 31, 2010.
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
Non-Performing Assets

	As of
	March 31,	March 31,	December 31,
	2011	2010	2010
	(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	2,376	947	2,896
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	8,128	13,094	10,088
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	10,312	16,032	10,417
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	1,352	292	1,211
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	5,173	6,692	5,553
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	26	63	140
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	51	308	52
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	27,418	37,428	30,357

Foreclosed assets held for sale	19,082	23,680	20,144

Total non-performing assets	$46,500	$61,108	$50,501

Total non-performing loans to total loans	5.75%	7.10%	6.16%
Total non-performing loans to total assets	3.95%	4.43%	4.20%
Allowance for loan losses to non-performing loans	53.82%	51.33%	48.53%
Non-performing assets to loans and foreclosed assets held for sale	9.38%	11.09%	9.85%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing loans decreased to $27.4 million at March 31, 2011, from $30.4 million at December 31, 2010. The decrease in non-performing loans was attributed to a decrease in non-performing commercial real estate loans by $2.0 million and a decrease in commercial and all other loans by $520,000 since December 31, 2010. The decrease in commercial real estate loans was primarily the result of two credit relationships being upgraded to a pass rated loan as a result of improvement in the credit quality of the borrower and the borrower has shown a history of paying as agreed. The decrease in commercial and all other loans was the result of larger principal payments received on two of our commercial credit relationships. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Foreclosed assets held for sale were $19.1 million as of March 31, 2011, as compared to $20.1 million at December 31, 2010. The Company has sold $1.8 million in foreclosed assets and has transferred $722,000 in loans to foreclosed property during 2011. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Three Months	Three Months
	Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
	2011	2010	2010
		(In thousands)
Balance at Beginning of Period	$14,731	$20,000	$20,000

Loans Charged Off
Commercial loans	18	134	1,364
Commercial real estate loans	—	—	2,985
Construction loans	80	853	3,662
Home equity loans	—	100	387
Residential real estate loans	183	80	660
Lease financing	—	6	43
Consumer loans	—	—	7

Total loans charged-off	281	1,173	9,108

Recoveries
Commercial loans	155	111	390
Commercial real estate loans	—	—	171
Construction loans	21	1	123
Home equity loans	37	—	17
Residential real estate loans	64	2	11
Lease financing	25	6	14
Consumer loans	3	14	18

Total recoveries	305	134	744

Net Loans Charged Off (Recovered)	(24)	1,039	8,364

Provision for Loan Losses	—	250	3,095

Balance at End of Period	$14,755	$19,211	$14,731

Loans Outstanding
Average	$482,238	$540,063	$518,010
End of period	$476,764	$527,121	$492,454

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	3.06%	3.56%	2.84%
End of period	3.09%	3.64%	2.99%

Ratio of Net Charge-Offs (Recoveries) to
Average loans	(0.005%)	0.19%	1.61%
End of period loans	(0.005%)	0.20%	1.70%
The allowance for loan losses as a percent of total loans was 3.09% as of March 31, 2011, compared to 2.99% as of December 31, 2010. The ratio of net charge-offs (recoveries) to average loans has improved since December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits. Deposits decreased by $25.9 million, or 4.79%, to $515.3 million as of March 31, 2011, compared with $541.2 million at December 31, 2010. The decrease was primarily attributed to a decrease in time deposits of $23.7 million, or 10.67%, as a result of brokered time deposits of $6.8 million that matured in January 2011 and were not renewed. As a result of lower time deposit rates, as time deposits mature some have not renew or have invested their funds in a higher yielding product such as our Ultimate or Performance Checking accounts. The Company continues to work on replacing brokered funds with core deposits by generating interest in the Ultimate and Performance checking products, as well as other products offered by the Company.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 78.03% and 75.22% of our total deposits at March 31, 2011, and December 31, 2010, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the Certificate of Deposit Account Registry Service (“CDARS”) are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 78.59% at March 31, 2011, and 77.63% at December 31, 2010. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered deposit market to provide for additional liquidity needs and take advantage of opportunities for lower costs. If needed, FHLBank borrowings are used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at March 31, 2011, approximately $20.0 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at March 31, 2011, was approximately $27.9 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
The Company also uses the brokered market as a source of liquidity. As of March 31, 2011, excluding CDARS as described above, the Company had approximately $10.1 million in brokered deposits compared to $16.9 million at December 31, 2010, a decrease of $6.8 million, or 40.29%. The decrease in brokered deposits was the result of the Company not renewing the deposits as they matured during the first quarter of 2011.
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company has deferred the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust III due since March 31, 2009 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II due since April, 24, 2009. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares since May 15, 2009. As part of the agreement with the Treasury, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of March 31, 2011, the Company has accrued $4.0 million for dividends and interest on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be incurred without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.
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
Capital. At March 31, 2011, our total stockholders’ equity was $56.4 million and our equity to asset ratio was 8.12%. At March 31, 2011, our Tier 1 capital ratio was 11.73% compared to 11.39% at December 31, 2010, while our total risk-based capital ratio was 13.04% compared to 12.66% at December 31, 2010. As of March 31, 2011, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At March 31, 2011, the Bank’s Tier 1 capital ratio was 12.38% compared to 11.88% at December 31, 2010, while our total risk-based capital ratio was 13.65% compared to 13.15% at December 31, 2010. As of March 31, 2011, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2011 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	15.86%	(3.08)%
100 basis point rise	9.25%	(2.01)%
Base Rate Scenario	—	—
25 basis point decline	(1.59)%	.10%
The above table indicates that, at March 31, 2011, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our Ultimate and Performance Checking accounts. The increase in interest-bearing demand deposit balances provides the Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk
with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at March 31, 2011, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decrease. Given our current asset/liability position, a 100 and 200 basis point increase in interest rates will result in a lower economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 25 basis point decline in interest rates will result in a slight increase in the economic value of our equity as the change in estimated gain on assets exceeds the change in estimated loss on liabilities in this interest rate scenario. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. (Removed and Reserved)
Item 5. Other Information
None
Item 6. Exhibits
EXHIBITS
11.	Computation of Earnings Per Share. Please see p. 12.

15.	Letter regarding Unaudited Interim Financial Information

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Valley Ban Corp.
Date: May 10, 2011	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)