Form 10-Q
period 2011-06-30
BLUE VALLEY BAN CORP
filed 2011-08-10
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act            Yes ☐ No ☑
     As of June 30, 2011 the registrant had 2,838,976 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.
FORM 10-Q Index

Part I. Financial Information
     Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas 66225
We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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

/s/ BKD, llp

Kansas City, Missouri
August 10, 2011

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$22,564	$37,255
Interest-bearing deposits in other financial institutions	67,552	67,526
Federal funds sold	10,000	10,000

Cash and cash equivalents	100,116	114,781

Available-for-sale securities	74,178	63,640
Mortgage loans held for sale, fair value	4,358	8,162

Loans, net of allowance for loan losses of $13,596 and $14,731 in 2011 and 2010, respectively	443,878	477,723

Premises and equipment, net	16,092	16,239
Foreclosed assets held for sale, net	30,225	20,144
Interest receivable	1,682	1,783
Deferred income taxes	10,883	10,976
Prepaid expenses and other assets	2,563	2,026
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,212	7,163
Core deposit intangible asset, at amortized cost	393	464

Total assets	$691,580	$723,101

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES

Deposits
Demand	$98,407	$100,975
Savings, NOW and money market	218,651	218,407
Time	195,007	221,836

Total deposits	512,065	541,218

Other interest-bearing liabilities	18,265	18,748
Long-term debt	100,096	99,757
Interest payable and other liabilities	6,844	6,214

Total liabilities	637,270	665,937

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2011 — 21,750 shares; 2010 — 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2011 — 2,838,976 shares; 2010 — 2,843,301 shares	2,839	2,843
Additional paid-in capital	38,346	38,431
Retained earnings	12,718	15,838
Accumulated other comprehensive income, net of income tax of $257 in 2011 and $20 in 2010	385	30

Total stockholders’ equity	54,310	57,164

Total liabilities and stockholders’ equity	$691,580	$723,101

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,183	$6,969	$12,526	$14,102
Federal funds sold and other short-term investments	43	63	82	125
Available-for-sale securities	322	600	566	1,035
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	83	85	108	111

Total interest and dividend income	6,631	7,717	13,282	15,373

INTEREST EXPENSE
Interest-bearing demand deposits	442	585	916	1,265
Savings and money market deposit accounts	91	112	188	226
Other time deposits	997	2,212	2,096	4,456
Federal funds purchased and other interest-bearing liabilities	10	12	20	21
Long-term debt, net	870	988	1,730	1,956

Total interest expense	2,410	3,909	4,950	7,924

NET INTEREST INCOME	4,221	3,808	8,332	7,449

PROVISION FOR LOAN LOSSES	2,000	1,200	2,000	1,450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,221	2,608	6,332	5,999

NON-INTEREST INCOME
Loans held for sale fee income	284	663	838	1,384
Service fees	839	796	1,562	1,533
Realized gains on available-for-sale securities	—	95	—	95
Other income	322	172	449	287

Total non-interest income	1,445	1,726	2,849	3,299

NON-INTEREST EXPENSE
Salaries and employee benefits	2,718	2,862	5,540	5,836
Net occupancy expense	618	668	1,281	1,400
Other operating expense	2,546	2,696	5,249	5,343

Total non-interest expense	5,882	6,226	12,070	12,579

LOSS BEFORE INCOME TAXES	(2,216)	(1,892)	(2,889)	(3,281)
BENEFIT FOR INCOME TAXES	(69)	(680)	(313)	(1,196)

NET LOSS	(2,147)	(1,212)	(2,576)	(2,085)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	272	272	544	544

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,419)	$(1,484)	$(3,120)	$(2,629)

BASIC LOSS PER SHARE	$(0.86)	$(0.54)	$(1.11)	$(0.95)

DILUTED LOSS PER SHARE	$(0.86)	$(0.54)	$(1.11)	$(0.95)

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010
(In thousands, except share data)
(Unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Loss	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 4,800 shares of restricted stock, net of forfeiture of 6,620 shares		—	(2)	160	—	—	158
Issuance of 3,465 shares common stock for the employee stock purchase plan		—	3	32	—	—	35
Dividend on preferred stock		—	—	—	(544)	—	(544)
Net loss	$(2,085)	—	—	—	(2,085)	—	(2,085)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $412	619	—	—	—	—	619	619

	$(1,466)

BALANCE, JUNE 30, 2010		$22	$2,819	$38,167	$17,056	$722	$58,786

BALANCE, DECEMBER 31, 2010		$22	$2,843	$38,431	$15,838	$30	$57,164

Forfeiture of 6,953 shares of restricted stock		—	(7)	(103)	—	—	(110)
Issuance of 2,628 shares common stock for the employee stock purchase plan		—	3	18	—	—	21
Dividends on preferred stock		—	—	—	(544)	—	(544)
Net loss	$(2,576)	—	—	—	(2,576)	—	(2,576)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $237	355	—	—	—	—	355	355

	$(2,221)

BALANCE, JUNE 30, 2011		$22	$2,839	$38,346	$12,718	$385	$54,310

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(In thousands)

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,576)	$(2,085)
Adjustments to reconcile net loss to net cash flow From operating activities:
Depreciation and amortization	810	522
Accretion of premiums and discounts on available-for-sale securities	(20)	(29)
Provision for loan losses	2,000	1,450
Provision for losses on foreclosed assets held for sale	591	178
Deferred income taxes	(144)	(1,080)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(49)	(52)
Gain on sale of available-for-sale securities	—	(95)
Net gain on sale of foreclosed assets	(418)	(41)
Restricted stock earned (forfeited)	(110)	158
Compensation expense related to the Employee Stock Purchase Plan (ESPP)	2	1
Originations of loans held for sale	(20,232)	(48,189)
Proceeds from the sale of loans held for sale	24,151	52,348
Realized gain on loans held for sale fair value adjustment	(115)	(191)
Changes in:
Interest receivable	101	63
Net fair value of loan related commitments	247	179
Prepaid expenses and other assets	(777)	2,372
Interest payable and other liabilities	87	752

Net cash provided by operating activities	3,548	6,261

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	18,457	26,052
Proceeds from the sale of loan participations	—	32
Purchase of premises and equipment	(253)	(107)
Proceeds from the sale of foreclosed assets, net of expenses	3,124	4,899
Purchases of available-for-sale securities	(39,926)	(69,942)
Proceeds from maturities of available-for-sale securities	30,000	32,000
Proceeds from sale of available-for-sale securities	—	5,095

Net cash provided by (used in) investing activities	11,402	(1,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(2,324)	3,679
Net increase (decrease) in time deposits	(26,829)	38,669
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	(483)	2,520
Net proceeds from the sale of additional stock through ESPP	21	35

Net cash provided by (used in) financing activities	(29,615)	44,903

Increase (decrease) in cash and cash equivalents	(14,665)	49,193
Cash and cash equivalents, beginning of period	114,781	96,984

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,116	$146,177

See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(In thousands)

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,173	$7,565
Income taxes, net of refunds	4	(2,747)
Noncash investing and financing activities:
Transfer of loans to foreclosed property	13,388	8,339
Restricted stock issued, net of forfeitures	(7)	(2)
Preferred dividends accrued but not paid	544	544
See Accompanying Notes to Condensed Consolidated Financial Statements
and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 1: Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Blue Valley Ban Corp.’s (the “Company”) condensed consolidated financial position as of June 30, 2011, and the condensed consolidated results of its operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2011 and 2010, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.
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
Six Months Ended June 30, 2011 and 2010
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
On April 5, 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update is intended to assist lenders and other creditors in determining whether a modification of terms meets the criteria to be considered a troubled debt restructuring. The update clarifies that if a borrower does not have access to debt at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered at a below-market rate, which may indicate a concession was granted. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a concession has been granted, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine if the restructure constitutes a troubled debt restructuring. This update clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance was effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications that occur on or after the beginning of the year of adoption. The update also required the disclosures about troubled debt restructuring previously deferred in ASU 2011-01 to be disclosed for the interim and annual periods beginning on or after June 15, 2011. Management has included the disclosures required by the update in the consolidated financial statements. Management is evaluating full adoption of this update for the third quarter of 2011 and believes the adoption of this update will have no adverse impact on the Company’s consolidated financial statements.
On May 12, 2011, the FASB and the International Accounting Standards Board (IASB) issued new guidance on fair value measurement and disclosure requirements for U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). This update was a result of the FASB and IASB working together to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same, except for minor differences in wording and style. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is required or permitted under U.S. GAAP and IFRS. The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in application of the requirements of Topic 820. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 2: Recent and Future Accounting Pronouncements (Continued)
Early application by public entities is not permitted. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.
On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in financial statements. The main provision of this update provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. In the single statement approach the entity must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments for this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 3: Earnings Per Share
Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share loss for the three months and six months ended June 30, 2011 and 2010 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(amounts in thousands, except share and per share data)	2011	2010	2011	2010
Net loss	$(2,147)	$(1,212)	$(2,576)	$(2,085)
Preferred dividends	(272)	(272)	(544)	(544)

Net loss available to common stockholders	$(2,419)	$(1,484)	$(3,120)	$(2,629)

Average common shares outstanding	2,806,026	2,772,944	2,802,077	2,768,064
Average common share stock options outstanding and restricted stock (B)	17,706	11,205	23,072	14,851

Average diluted common shares (B)	2,823,732	2,784,149	2,825,149	2,782,915

Basic loss per share	$(0.86)	$(0.54)	$(1.11)	$(0.95)

Diluted loss per share (A)	$(0.86)	$(0.54)	$(1.11)	$(0.95)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at June 30, 2011 and 2010, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 24,375 and 33,875 shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.
Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 4: Available-for-Sale Securities
The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Government sponsored agencies	$72,936	$635	$—	$73,571
Equity and other securities	600	7	—	607

	$73,536	$642	$—	$74,178

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Government sponsored agencies	$62,990	$228	$(179)	$63,039
Equity and other securities	600	1	—	601

	$63,590	$229	$(179)	$63,640

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$4,001	$4,028
Due after one year through five years	48,983	49,211
Due after five years through ten years	19,952	20,332
Due after ten years	—	—

Total	72,936	73,571
Equity and other securities	600	607

	$73,536	$74,178

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $4,999,000 and $5,023,000 at June 30, 2011 and $5,002,000 and $5,013,000 at December 31, 2010.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At June 30, 2011, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

(In thousands)	June 30, 2011	December 31, 2010
Balance	$17,475	$17,674
Carrying value of securities pledged to secure agreements to repurchase at period end	25,248	27,031
Average balance during the period of securities sold under agreements to repurchase	16,330	17,922
Maximum amount outstanding at any month-end during the period	18,633	21,935
Gross gains of $0 and $95,000 were realized for the six months ended June 30, 2011 and 2010, respectively. No gross losses were realized for the six months ended June 30, 2011 and 2010 from sales of available-for-sale securities.
Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2011 and December 31, 2010, was $0 and $29,813,000, which is approximately 0.0% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio. The total unrealized losses related to these investments were $0 and $179,000 at June 30, 2011 and December 31, 2010, respectively.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 4: Available-for-Sale Securities (Continued)
Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

June 30, 2011
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government sponsored agencies	$29,813	$179	$—	$—	$29,813	$179
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$29,813	$179	$—	$—	$29,813	$179

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses
Categories of loans at June 30, 2011 and December 31, 2010 include the following:

(In thousands)	June 30, 2011	December 31, 2010
Commercial loans	$135,959	$144,181
Commercial real estate loans	162,657	169,253
Construction loans	47,656	64,641
Home equity loans	61,180	64,289
Residential real estate loans	38,933	36,903
Lease financing	3,556	5,530
Consumer loans	7,533	7,657

Total loans	457,474	492,454
Less: Allowance for loan losses	13,596	14,731

Net loans	$443,878	$477,723

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following tables present the balance in the allowance for loan losses at or for the three and six months ended June 30, 2011 and 2010:

	At or For the Three Months Ended June 30, 2011
		Commercial		Home	Residential	Lease
(In thousands)	Commercial	Real Estate	Construction	Equity	Real Estate	Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$3,509	$4,617	$3,580	$1,294	$1,615	$90	$50	$14,755
Provision charged to expense	(387)	1,049	1,364	37	(26)	(30)	(7)	2,000
Losses charged off	(477)	(1,000)	(1,280)	(234)	(223)	—	—	(3,214)
Recoveries	9	—	21	3	20	—	2	55

Balance, end of period	$2,654	$4,666	$3,685	$1,100	$1,386	$60	$45	$13,596

	At or For the Three Months Ended June 30, 2010
		Commercial		Home	Residential	Lease
	Commercial	Real Estate	Construction	Equity	Real Estate	Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$3,078	$8,287	$4,265	$1,517	$1,715	$212	$137	$19,211
Provision charged to expense	70	(642)	1,967	(3)	(93)	(69)	(30)	1,200
Losses charged off	(11)	(256)	(1,557)	(25)	(41)	—	—	(1,890)
Recoveries	113	10	35	2	3	6	—	169

Balance, end of period	$3,250	$7,399	$4,710	$1,491	$1,584	$149	$107	$18,690

	At or For the Six Months Ended June 30, 2011
		Commercial		Home	Residential	Lease
	Commercial	Real Estate	Construction	Equity	Real Estate	Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731
Provision charged to expense	(354)	1,692	424	32	220	(3)	(11)	2,000
Losses charged off	(495)	(1,000)	(1,360)	(234)	(406)	—	—	(3,495)
Recoveries	164	—	42	40	84	25	5	360

Balance, end of period	$2,654	$4,666	$3,685	$1,100	$1,386	$60	$45	$13,596

			At or For the Six Months Ended June 30, 2010
		Commercial		Home	Residential	Lease
	Commercial	Real Estate	Construction	Equity	Real Estate	Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000
Provision charged to expense	(459)	392	1,155	553	(37)	(95)	(59)	1,450
Losses charged off	(145)	(256)	(2,410)	(125)	(121)	(6)	—	(3,063)
Recoveries	224	10	36	2	5	12	14	303

Balance, end of period	$3,250	$7,399	$4,710	$1,491	$1,584	$149	$107	$18,690

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Commercial		Home	Residential	Lease
(In thousands)	Commercial	Real Estate	Construction	Equity	Real Estate	Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,336	$2,890	$2,882	$483	$632	$50	$—	$8,273
Collectively evaluated for impairment	1,318	1,776	803	617	754	10	45	5,323

Total	$2,654	$4,666	$3,685	$1,100	$1,386	$60	$45	$13,596

Loans:
Individually evaluated for impairment	$24,812	$22,984	$22,142	$2,593	$5,403	$774	$58	$78,766
Collectively evaluated for impairment	111,147	139,673	25,514	58,587	33,530	2,782	7,475	378,708

Total	$135,959	$162,657	$47,656	$61,180	$38,933	$3,556	$7,533	$457,474

	December 31, 2010
		Commercial		Home	Residential	Lease
	Commercial	Real Estate	Construction	Equity	Real Estate	Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,832	$2,617	$3,647	$576	$912	$5	$2	$9,591
Collectively evaluated for impairment	1,507	1,357	932	686	576	33	49	5,140

Total	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731

Loans:
Individually evaluated for impairment	$26,444	$26,704	$35,521	$3,544	$8,691	$983	$64	$101,951
Collectively evaluated for impairment	117,737	142,549	29,120	60,745	28,212	4,547	7,593	390,503

Total	$144,181	$169,253	$64,641	$64,289	$36,903	$5,530	$7,657	$492,454

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of June 30, 2011 and December 31, 2010. These categories are defined as follows:
Pass — loans that exhibit acceptable financial performance cash flow, leverage and where the probability of default is considered low.
Classified — loans are inadequately protected by the current payment capacity of the obligor or by the collateral pledged. These loans are characterized by the distinct probability that the Company will sustain some loss or added expenses if the deficiencies are not corrected.

	June 30, 2011			December 31, 2010
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$124,159	$11,800	$135,959	$133,603	$10,578	$144,181
Commercial real estate	144,240	18,417	162,657	148,892	20,361	169,253
Construction	28,695	18,961	47,656	35,896	28,745	64,641
Home equity	59,120	2,060	61,180	61,442	2,847	64,289
Residential real estate	35,884	3,049	38,933	30,115	6,788	36,903
Lease financing	3,196	360	3,556	5,048	482	5,530
Consumer	7,482	51	7,533	7,605	52	7,657

Total	$402,776	$54,698	$457,474	$422,601	$69,853	$492,454

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following table presents the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
							Total
			Greater than			Total	Loans >90
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	Days &
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing
Commercial	$283	$118	$299	$700	$135,259	$135,959	$—
Commercial real estate	144	—	1,113	1,257	161,400	162,657	—
Construction	20	1,069	—	1,089	46,567	47,656	—
Home equity	291	—	157	448	60,732	61,180	—
Residential real estate	388	923	1,488	2,799	36,134	38,933	—
Lease financing	113	—	—	113	3,443	3,556	—
Consumer	—	—	51	51	7,482	7,533	—

Total	$1,239	$2,110	$3,108	$6,457	$451,017	$457,474	$—

	December 31, 2010
							Total
			Greater than			Total	Loans >90
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	Days &
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing
Commercial	$241	$307	$2,648	$3,196	$140,985	$144,181	$—
Commercial real estate	—	—	1,247	1,247	168,006	169,253	—
Construction	46	—	7,936	7,982	56,659	64,641	—
Home equity	200	—	964	1,164	63,125	64,289	—
Residential real estate	265	322	3,741	4,328	32,575	36,903	—
Lease financing	20	51	114	185	5,345	5,530	—
Consumer	4	—	—	4	7,653	7,657	—

Total	$776	$680	$16,650	$18,106	$474,348	$492,454	$—

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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following table presents impaired loans for June 30, 2011 and December 31, 2010:

	June 30, 2011
		Unpaid
	Recorded	Principal	Specific
(In thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Commercial	$336	$863	$—
Commercial real estate	1,978	2,546	—
Construction	557	557	—
Home equity	483	500	—
Residential real estate	1,294	1,965	—
Lease financing	19	49	—
Consumer	51	54	—

Loans with a specific valuation allowance:
Commercial	$3,477	$3,564	$723
Commercial real estate	5,340	5,383	1,395
Construction	15,452	15,457	2,234
Home equity	719	751	149
Residential real estate	1,838	2,420	205
Lease financing	316	316	46
Consumer	—	—	—

Total:
Commercial	$3,813	$4,427	$723
Commercial real estate	$7,318	$7,929	$1,395
Construction	$16,009	$16,014	$2,234
Home equity	$1,202	$1,251	$149
Residential real estate	$3,132	$4,385	$205
Lease financing	$335	$365	$46
Consumer	$51	$54	$—

Total	$31,860	$34,425	$4,752

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)

	December 31, 2010
		Unpaid
	Recorded	Principal	Specific
(In thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Commercial	$220	$315	$—
Commercial real estate	4,080	4,700	—
Construction	3,203	3,203	—
Home equity	585	587	—
Residential real estate	1,279	1,924	—
Lease financing	140	256	—
Consumer	52	54	—

Loans with a specific valuation allowance
Commercial	$5,541	$5,585	$1,133
Commercial real estate	8,022	8,092	1,110
Construction	22,318	22,430	3,039
Home equity	626	648	299
Residential real estate	4,618	5,480	577
Lease financing	402	402	3
Consumer	—	—	—

Total:
Commercial	$5,761	$5,900	$1,133
Commercial real estate	$12,102	$12,792	$1,110
Construction	$25,521	$25,633	$3,039
Home equity	$1,211	$1,235	$299
Residential real estate	$5,897	$7,404	$577
Lease financing	$542	$658	$3
Consumer	$52	$54	$—

Total	$51,086	$53,676	$6,161

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

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following table presents additional information related to impaired loans for the three and six months ended June 30, 2011:

	For the three		For the six
	months ended		months ended
	June 30, 2011		June 30, 2011
	Average		Average
	Investment		Investment
	in	Interest	in	Interest
	Impaired	Income	Impaired	Income
(In thousands)	Loans	Recognized	Loans	Recognized
Loans without a specific valuation allowance:
Commercial	$206	$3	$197	$3
Commercial real estate	1,653	18	1,817	18
Construction	2,454	—	2,509	—
Home equity	487	3	562	3
Residential real estate	1,190	2	1,238	16
Lease financing	23	—	40	35
Consumer	51	—	51	—

Loans with a specific valuation allowance:
Commercial	$4,276	$—	$4,298	$—
Commercial real estate	10,253	—	9,468	—
Construction	19,459	—	18,576	—
Home equity	843	—	784	—
Residential real estate	2,857	4	3,459	4
Lease financing	323	—	280	2
Consumer	—	—	—	—

Total:
Commercial	$4,482	$3	$4,495	$3
Commercial real estate	$11,906	$18	$11,285	$18
Construction	$21,913	$—	$21,085	$—
Home equity	$1,330	$3	$1,346	$3
Residential real estate	$4,047	$6	$4,697	$20
Lease financing	$346	$—	$320	$37
Consumer	$51	$—	$51	$—

Total	$44,075	$30	$43,279	$81

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
The following table presents loans restructured and classified as troubled debt restructurings during the six months ended June 30, 2011 and for the twelve months ended December 31, 2010:

	June 30, 2011			December 31, 2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(In thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance
Commercial	2	$663	$636	3	$3,230	$2,865
Commercial real estate	2	1,153	931	2	6,339	6,418
Construction	1	3,178	3,190	8	20,638	19,932
Home equity	—	—	—	—	—	—
Residential real estate	1	550	550	2	204	204
Lease financing	1	19	19	2	596	446
Consumer	—	—	—	—	—	—

Total	7	$5,563	$5,326	17	$31,007	$29,865

The following table presents troubled debt restructurings within the previous 12 months included above that are 90 days past due or are on non-accrual as of June 30, 2011:

	June 30, 2011
	Number
(In thousands)	of Loans	Recorded Balance
Commercial	3	$681
Commercial real estate	1	858
Construction	4	2,820
Home equity	—	—
Residential real estate	2	602
Lease financing	—	—
Consumer	—	—

Total	10	$4,961

The Company has foreclosed on three construction loans with a balance of $7,342,000 at December 31, 2010 and one commercial real estate loan with a balance of $6,347,000 at December 31, 2010 during the period ended June 30, 2011. These loans were included in the balance of troubled debt restructurings at December 31, 2010.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 5: Loans and Allowance for Loan Losses (Continued)
As of June 30, 2011, the Company had $611,000 of commitments outstanding to borrowers with troubled debt restructuring. However, these commitments are subject to approval prior to advancement of funds to the borrower.
The following table presents the Company’s non-accrual loans at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
Commercial	$1,739	$2,896
Commercial real estate	2,318	10,088
Construction	4,451	10,417
Home equity	1,202	1,211
Residential real estate	2,340	5,553
Lease financing	19	140
Consumer	51	52

	$12,120	$30,357

Note 6: Short-Term Debt
The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. At June 30, 2011 and December 31, 2010, there was no outstanding balance on the line of credit. The variable interest rate was 0.20% on June 30, 2011 and 0.26% on December 31, 2010. At June 30, 2011 approximately $27,895,000 was available.
The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At June 30, 2011 and December 31, 2010, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at June 30, 2011 approximately $25,819,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 7: Long-Term Debt
Long-term debt at June 30, 2011 and December 31, 2010, consisted of the following components:

(In thousands)	June 30, 2011	December 31,2010
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(1,992)	(2,331)

Net Federal Home Loan Bank advances	80,508	80,169

Subordinated Debentures — BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures — BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$100,096	$99,757

(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. The interest rates on the advances range from 0.28% to 4.26%. Federal Home Loan Bank advance availability is determined quarterly and at June 30, 2011, approximately $27,895,000 was available.

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

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.52% at June 30, 2011 and 3.54% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust II issued and sold $7,500,000 in Preferred Securities to third parties and $232,000 of Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at LIBOR + 1.60% (1.85% at June 30, 2011 and 1.90% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 7: Long-Term Debt (Continued)
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
For both BVBC Capital Trust II and BVBC Capital Trust III, as long as the deferral period continues, the Company is prohibited from: (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding preferred stock issued to the United States Department of Treasury (the “Treasury”), or (ii) making any payment on any debt security that is ranked pari passu with the debt securities issued by the respective trusts. Because the Preferred Shares issued under the U.S. Treasury’s Capital Purchase Plan (the “CPP”) are subordinate to the trust preferred securities, the Company will be restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current.
Aggregate annual maturities of long-term debt at June 30, 2011 are as follows:

(In thousands)
July 1 to December 31, 2011	$—
2012	—
2013	20,000
2014	7,500
2015	20,000
Thereafter	54,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(1,992)

$100,096

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 8: Derivative Instruments
The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. This standard requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded a decrease of $2,000 in other assets, an increase in other liabilities of $13,000 and a decrease in other income of $15,000 for the three month period ended June 30, 2011. The Company recorded a decrease in other assets of $1,000, an increase in other liabilities of $6,000, and a decrease in other income of $7,000 for the six month period ended June 30, 2011.
Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded an increase in other assets of $122,000 and an increase in other income of $122,000 for the three month period ended June 30, 2011. The Company recorded a decrease in other assets of $240,000 and a decrease in other income of $240,000 for the six month period ended June 30, 2011
Total mortgage loans in the process of origination amounted to $1,581,000 at June 30, 2011. Related forward commitments to sell mortgage loans amounted to approximately $4,358,000 at June 30, 2011.
The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2011, is disclosed in Note 10, Disclosures About Fair Value of Assets and Liabilities.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
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
The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was a loss of $29,000 at June 30, 2011. The gain from fair value changes included in loans held for sale fee income were $31,000 and $115,000 for the three and six months ended June 30, 2011, respectively. Interest income on loans held for sale is included in interest and fees on loans in the Company’s condensed consolidated statement of operations. See Note 10 for additional disclosures regarding fair value of mortgage loans held for sale.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$73,571	$—	$73,571	$—
Equity and other securities	607	607	—	—
Mortgage loans held for sale	4,358	—	4,358	—
Commitments to originate loans	—	—	—	—
Forward sales commitments	132	—	—	132

Total assets	$78,668	$607	$77,929	$132

Liabilities:
Commitments to originate loans	$15	$—	$—	$15
Forward sales commitments	—	—	—	—

Total liabilities	$15	$—	$—	$15

December 31, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$63,039	$—	$63,039	$—
Equity and other securities	601	601	—	—
Mortgage loans held for sale	8,162	—	8,162	—
Commitments to originate loans	1	—	—	1
Forward sales commitments	372	—	—	372

Total assets	$72,175	$601	$71,201	$373

Liabilities:
Commitments to originate loans	$9	$—	$—	$9
Forward sales commitments	—	—	—	—

Total liabilities	$9	$—	$—	$9

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to	Forward Sales
(In thousands)	Originate Loans	Commitments
Balance as of December 31, 2010	$(8)	$372
Total realized and unrealized gains (losses):
Included in net income	(7)	(240)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of June 30, 2011	$(15)	$132

Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income	70	(249)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of June 30, 2010	$23	$34

Realized and unrealized gains and losses noted in the table above and included in net income for the periods ended June 30, 2011 and 2010 are reported in the condensed consolidated statements of operations in other income.
Following is a description of the valuation methodologies used for financial and nonfinancial instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
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
The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(In thousands)	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Impaired loans, net of reserves	$23,578	$—	$—	$23,578
Foreclosed assets held for sale, net	11,722	—	—	11,722

Total	$35,300	$—	$—	$35,300

December 31, 2010:
Impaired loans, net of reserves	$26,106	$—	$—	$26,106
Foreclosed assets held for sale, net	3,360	—	—	3,360

Total	$29,466	$—	$—	$29,466

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Blue Valley Ban Corp.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 10: Disclosures About Fair Value of Assets and Liabilities (Continued)
The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$100,116	$100,116	$114,781	$114,781
Loans, net of allowance for loan losses	443,878	444,436	477,723	478,926
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,212	7,212	7,163	7,163
Interest receivable	1,682	1,682	1,783	1,783

Financial liabilities:
Deposits	512,065	514,196	541,218	543,832
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	18,265	18,265	18,748	18,748
Long-term debt	100,096	91,771	99,757	90,880
Interest payable	2,912	2,912	2,689	2,689

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Note 11: Dividends on Preferred Shares
At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, beginning in November 2010 the Treasury assigned an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of June 30, 2011, the Company had accrued $2,589,000 for dividends and interest on outstanding Preferred Shares.

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
   Results of Operations
Three months ended June 30, 2011 and 2010. Net loss for the quarter ended June 30, 2011, was $2.1 million compared to net loss of $1.2 million for the quarter ended June 30, 2010, representing a decrease of $935,000, or 77.15%. The loss per share on a diluted basis was $0.86 for the three months ended June 30, 2011, which represented a decrease of 59.26%, compared to diluted loss per share of $0.54 in the same period of 2010. The Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended June 30, 2011, were negative

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
1.40% and negative 28.29%, compared to negative 0.59% and negative 15.90%, respectively, for the same period in 2010, representing a decrease of 137.29% and a decrease of 77.92%, respectively.
The Company experienced improvement in net interest income by $413,000, or 10.85%, to $4.2 million for the three month period ended June 30, 2011, as compared to $3.8 million earned during the same period in 2010. The increase was due to a decline in the interest expense, which decreased $1.5 million, or 38.35%, from the same period in 2010 as a result of a decrease in rates paid on deposits. As market rates have declined, the rates on deposits have also declined. In 2010 the Company had funds from various time deposit promotions mature, and as those higher rate time deposits matured they were renewed at lower market rates. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its $82.5 million in Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings. This increase in net interest income was partially offset by the decline in interest income by $1.1 million, or 14.07%, as compared to the same period in 2010. The lower interest income was primarily a result of a decline in the average outstanding loan balances by $56.0 million, or 10.66%, for the three month period ended June 30, 2011, as compared to the prior year period, as a result of loan payoffs, lower loan origination volume due to the current economic environment, and loan foreclosures.
The provision for loan losses was $2.0 million for the three month period ended June 30, 2011, compared to $1.2 million for the same period in the prior year, an increase of $800,000, or 66.67%. The provision for this period was primarily the result of a decline in appraised value on one commercial real estate property due to the uncertainty in the value of the property and an increase in the general reserves for commercial real estate loans. While the Company experienced an increase in the provision for loan losses during the quarter for commercial real estate loans, the Company has experienced improvement in the loan portfolio with a reduction in non-performing loans by $18.2 million, or 60.08%, since December 31, 2010 and $27.3 million, or 69.24%, since June 30, 2010, as management continues to work on improving the credit quality of the loan portfolio.
Non-interest income decreased $281,000 to $1.4 million, or 16.28%, for the three month period ended June 30, 2011, as compared to the same period in 2010. The decline was primarily the result of lower loans held for sale fee income during the second quarter of 2011 of $379,000, or 57.16%, as compared with the second quarter of 2010. The decrease in loans held for sale fee income was a result of a decline in residential mortgage loan origination and refinancing volume as a result of the mortgage rate environment as compared to the prior year period. There were no realized gains on the sale of available-for-sale securities in 2011 compared to $95,000 in the same period of 2010. These decreases were partially offset by increases in service fees of $43,000, or 5.40%, and other income of $150,000, or 87.21%.
Non-interest expense declined $344,000, or 5.53%, for the three month period ended June 30, 2011, as compared to the same period in the prior year. The decrease in non-interest expense was attributed to lower salaries and employee benefits of $144,000, or 5.03%. Salaries and employee benefits have decreased as a result of lower commissions paid due to the decline in the volume of mortgage loan originations and refinancing for the three months ended June 30, 2011, as compared to the same period in the prior year. Other operating expenses have declined $150,000, or 5.56% for the three month period ended June 30, 2011, as compared to the same period in the prior year, as a result of a decline in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
assessment as a result of a decrease in the Company’s assessment base, and a decrease in other real estate owned expenses. In addition, net occupancy expense decreased by $50,000, or 7.49%, compared to the same period in 2010.
Six months ended June 30, 2011 and 2010. Net loss for the six months ended June 30, 2011, was $2.6 million, compared to net loss of $2.1 million for the six months ended June 30, 2010, representing a decrease of $491,000, or 23.55%. Diluted loss per share was negative $1.11 during the six months ended June 30, 2011, compared to negative $0.95 in the same period of 2010, a decrease of 16.84%. The Company’s annualized return on average assets and average stockholders’ equity for the six month period ended June 30, 2011, were negative 0.75% and negative 18.17%, compared to negative 0.51% and negative 13.95%, respectively, for the same period in 2010, a decrease of 47.06% and 30.25%, respectively.
The primary factors contributing to the loss in the current results for the six month period ended June 30, 2011 was in an increase in the provision for loan losses. The provision for loan losses for the six month period ended June 30, 2011 was $2.0 million, compared to $1.5 million for the same period in the prior year, an increase of $550,000, or 37.93%. The provision for loan losses for this period was primarily the result of a decline in appraised value on one commercial real estate property due to the uncertainty in the value of the property and an increase in the general reserves for commercial real estate loans. While the Company experienced an increase in the provision for loan losses during the quarter for commercial real estate loans, the Company has experienced improvement in the loan portfolio with a reduction in non-performing loans by $18.2 million, or 60.08%, since December 31, 2010 and $27.3 million, or 69.24%, since June 30, 2010, as management continues to work on improving the credit quality of the loan portfolio.
Net interest income increased $883,000, or 11.85%, for the six month period ended June 30, 2011, as compared to the same period in 2010. The increase in net interest income was due to a decline in the interest expense, which decreased $3.0 million, or 37.53%, from the same period in 2010 as a result of a decrease in rates paid on deposits. As market rates have declined, the rates on deposits have also declined. In 2010 the Company had funds from various time deposit promotions mature, and as those higher rate time deposits matured they were renewed at lower market rates. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its $82.5 million in Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings. This increase in net interest income was partially offset by the decline in interest income by $2.1 million, or 13.60%, as compared to the same period in 2010. The lower interest income was primarily a result of a decline in the average outstanding loan balances by $56.9 million, or 10.68%, for the six month period ended June 30, 2011, as compared to the prior year period, as a result of loan payoffs, lower loan origination volume due to the current economic environment, and loan foreclosures. Interest income has also declined as a result of a decline in the average balance of available-for-sale securities by $23.8 million. Available-for-sale securities were sold during 2010 to reduce the long-term maturity risk within the portfolio.
Non-interest income declined by $450,000, or 13.64%, for the six month period ended June 30, 2011. This was the result of a decrease in loans held for sale fee income of $546,000, or 39.45%, due to a decline in residential mortgage loan origination and refinancing volume as a result of the mortgage rate environment as compared to the prior year period. The Company realized gains on the sale of available-for-sale securities of $95,000 for the six months ended June 30, 2010; however, no securities were sold during the same period in 2011. These decreases were partially

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
offset by increases in service fees of $29,000, or 1.89% and other income of $162,000, or 56.45%. Other income has increased primarily due to the increased gains realized on the sale of other real estate owned as compared to the same period in the prior year.
Non-interest expense decreased $509,000, or 4.05%, for the six month period ended June 30, 2011, as compared to the same period in 2010. The decrease was attributed to a decline in salaries and employee benefits by $296,000, or 5.07%, as a result of lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of decreased origination volume. In addition, occupancy expense decreased $119,000, or 8.50%, as a result of lower repairs and maintenance expense and lower depreciation as a result of fewer fixed asset purchases and improvements. Other operating expenses declined $94,000, or 1.76%, as compared to the same period in 2010. Other operating expenses declined due to a decrease in FDIC deposit insurance assessment as a result of a decline in the Company’s assessment base, as well as a decrease in repossessed asset, other real estate owned and data processing expenses.
Net Interest Income
Three months ended June 30, 2011 and 2010. Fully tax equivalent (FTE) net interest income for the three month period ended June 30, 2011, was $4.2 million, an increase of $413,000, or 10.85%, from $3.8 million for the three month period ended June 30, 2010.
FTE interest income for the current year second quarter was $6.6 million, a decrease of $1.1 million, or 14.07%, from $7.7 million in the prior year second quarter. This decrease was primarily a result of a decline in average balances on earning assets, specifically lower average balances on outstanding loans, federal funds sold and available-for-sale securities. The overall yield on average earning assets increased 18 basis points to 4.28% during the three month period ending June 30, 2011, compared to 4.10% during the same period in 2010. The increase in yield is attributed to the decline in the volume of loans on non-accrual at June 30, 2011 as compared to the prior year period. The average outstanding balance of loans has declined by $56.0 million, or 10.66%, as a result of loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Average available federal funds sold and other short-term investments decreased $40.3 million, or 35.51%. The decrease in average federal funds sold and other short-term investments was a result of a decline in average interest-bearing deposits, primarily time deposits as discussed below. Interest income on available-for-sale securities decreased $278,000, or 46.33%, as a result of a decrease in the average balance of available-for-sale securities by $34.3 million, or 32.58%, over the same period in the prior year. Available-for-sale securities were sold during the second, third and fourth quarter of 2010 to reduce the long term maturity risk within the portfolio as a result of the current rate environment. As higher yielding securities of $115.0 million in 2010, and $30.0 million in 2011, were called or matured they were invested at lower yields due to the current rate environment and the securities available for investing, thus resulting in a decline in interest income.
Interest expense for the current year second quarter was $2.4 million, a decrease of $1.5 million, or 38.35%, from $3.9 million in the prior year second quarter. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 1.82% for the three month period ending June 30, 2011, compared to 2.32% in the same period of 2010, a decrease of 50 basis points. Total average interest-bearing liabilities

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
decreased $144.9 million, or 21.43%, to $531.3 million during the second quarter of 2011, compared to $676.2 million during the prior year period. The decrease was attributed to decreases in time deposits and savings and money market deposits. Average time deposits decreased $147.7 million, or 43.04%, partially as a result of the Company not renewing $30.9 million of brokered deposits as they matured during 2010 and $6.8 million in brokered deposits that matured in 2011. The Company replaced brokered funds with core deposits by generating increased interest in our Performance Checking product and in February 2011 started offering a new product, Ultimate Checking. The Company also had several higher rate time deposit promotions mature in 2010 and were renewed at a lower rate. As the renewal rate for these deposits was much lower, some time deposits were not renewed. Average savings and money market deposits decreased $4.8 million, or 5.56%, as customers have moved their funds into interest-bearing demand accounts, specifically Ultimate and Performance Checking accounts, as these products offer a more attractive rate. The decrease in average interest-bearing liabilities was offset by increases in average interest-bearing demand accounts by $11.1 million, or 8.76%, as a result of the growth experienced in balances of our Ultimate and Performance Checking products. While the balances in interest-bearing demand deposits have increased, the interest expense associated with these accounts have declined $143,000, or 24.44%, as a result of lowering the interest rate paid on the Ultimate and Performance Checking accounts in response to a decline in rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of its $82.5 million Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.
Six months ended June 30, 2011 and 2010. FTE net interest income for the six month period ended June 30, 2011, was $8.3 million, an increase of $883,000, or 11.85%, from $7.4 million for the six month period ended June 30, 2010.
FTE interest income for the six months ended June 30, 2011, was $13.3 million, a decrease of $2.1 million, or 13.60%, from $15.4 million for the six months ended June 30, 2010. This decrease was a result of a decline in average earning assets, specifically lower average balances on outstanding loans, federal funds sold and available-for-sale securities. However, the overall yield on average earning assets increased by 15 basis points to 4.32% for the period ending June 30, 2011, compared to 4.17% for the prior year period. The increase in yield is attributed to the decline in the volume of loans on non-accrual at June 30, 2011 as compared to the prior year period. The average outstanding balance of loans has declined by $56.9 million, or 10.68%, as a result of loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Average available federal funds sold and other short-term investments decreased $40.4 million, or 36.75%. The decrease in average federal funds sold and other short-term investments was a result of a decline in average interest-bearing deposits, primarily time deposits, as discussed below. Interest income on available-for-sale securities decreased $469,000, or 45.31%, as a result of a decrease in the average balance on available-for-sale securities by $23.8 million, or 26.12%, over the same period in the prior year. Available-for-sale securities were sold during the second, third and fourth quarter of 2010 to reduce the long term maturity risk within the portfolio as a result of the current rate environment. In addition, as higher yielding securities of $115.0 million in 2010 and $30.0 million in 2011 were called or matured, they were invested at lower yields due to the current rate environment and the securities available for investing, thus resulting in a decline in interest income.
Interest expense for the six month period ended June 30, 2011, was $4.9 million, a decrease of $3.0 million, or 37.53%, from $7.9 million in the same period of the prior year. The decline in interest

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased 53 basis points to 1.86% during the six month period ending June 30, 2011, compared to 2.39% during the same period in 2010. Average interest-bearing liabilities decreased $133.3 million, or 19.94%, to $535.3 million during the six month period ending June 30, 2011, compared to $668.6 million during the prior year period. The decrease was attributed to decreases in time deposits and savings and money market deposits. Average time deposits decreased $137.0 million, or 40.35%, partially as a result of the Company not renewing $30.9 million of brokered deposits as they matured during 2010 and $6.8 million in brokered deposits that matured during 2011. The Company replaced brokered funds with core deposits by generating increased interest in our Performance Checking product and in February 2011 started offering a new product, Ultimate Checking. The Company also had several higher rate time deposit promotions mature in 2010 and 2011 and were renewed at a lower rate. As the renewal rate for these deposits was much lower, some time deposits were not renewed. Average savings and money market deposits decreased $7.0 million, or 7.98%, as customers have moved their funds into interest-bearing demand accounts, specifically Ultimate and Performance Checking accounts, as these products offer a more attractive rate. Interest-bearing demand deposits have increased $12.7 million, or 10.34%, however the interest expense associated with these accounts has declined $349,000, or 27.59%, as a result of lowering the interest rate paid on the Performance and Ultimate Checking accounts in response to a decline in the rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of the $82.5 million Federal Home Loan bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.
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

	Six Months Ended June 30,
	2011			2010
			Avg.			Avg.
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and other short-term investments	$69,551	$82	0.24%	$109,962	$125	0.23%
Available-for-sale securities — taxable	67,198	566	1.70	90,959	1,035	2.29
Mortgage loans held for sale	1,561	35	4.52	3,950	95	4.85
Loans, net of unearned discount and fees	475,942	12,491	5.29	532,859	14,007	5.30
Federal Home Loan and Federal Reserve Bank Stock	6,351	108	3.43	6,248	111	3.58

Total earning assets	620,603	13,282	4.32	743,978	15,373	4.17

Cash and due from banks — non-interest bearing	36,766			37,436
Allowance for possible loan losses	(14,603)			(19,326)
Premises and equipment, net	16,106			16,778
Other assets	35,411			39,266

Total assets	$694,283			$818,132

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$135,845	$916	1.36%	$123,119	$1,265	2.07%
Savings and money market deposits	80,480	188	0.47	87,457	226	0.52
Time deposits	202,485	2,096	2.09	339,471	4,456	2.65

Total interest-bearing deposits	418,810	3,200	1.54	550,047	5,947	2.18

Other interest-bearing liabilities	17,074	20	0.24	17,039	21	0.25
Long-term debt	99,367	1,730	3.51	101,500	1,956	3.89

Total interest-bearing liabilities	535,251	4,950	1.86	668,586	7,924	2.39

Non-interest bearing deposits	94,624			83,683
Other liabilities	7,993			6,089
Stockholders’ equity	56,415			59,774

Total liabilities and stockholders’ equity	$694,283			$818,132

FTE Net interest income/spread		$8,332	2.46%		$7,449	1.78%

FTE Net interest margin			2.71%			2.02%

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
Changes in Interest Income and
Expense Volume and Rate Variances

	Six Months Ended June 30,
	2011 compared to 2010
	Change	Change
	Due to	Due to	Total
(In thousands)	Rate	Volume	Change
Federal funds sold and other short-term investments	$16	$(59)	$(43)
Available-for-sale securities — taxable	(268)	(201)	(469)
Mortgage loans held for sale	(6)	(54)	(60)
Loans, net of unearned discount and fees	(29)	(1,487)	(1,516)
Federal Home Loan and Federal Reserve Bank Stock	(7)	4	(3)

Total interest income	(294)	(1,797)	(2,091)

Interest-bearing demand accounts	(581)	232	(349)
Savings and money market deposits	(22)	(16)	(38)
Time deposits	(939)	(1,421)	(2,360)
Other interest-bearing liabilities	(1)	—	(1)
Long-term debt	(189)	(37)	(226)

Total interest expense	(1,732)	(1,242)	(2,974)

Net interest income	$1,438	$(555)	$883

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
The provision for loan losses recorded for the second quarter of 2011 was $2.0 million compared to $1.2 million in the same period of 2010, an increase of $800,000, or 66.67%. For the six months ended June 30, 2011 the provision for loan losses recorded was $2.0 million compared to $1.5 million for the same period in 2010, an increase of $550,000, or 37.93%. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Based on analysis of the loan portfolio, a $2.0 million provision for loan losses was deemed necessary for the three and six month period ended June 30, 2011. The provision for 2011 was primarily the result of the decline in collateral value on one commercial real estate property as of June 30, 2011 and an increase in the general reserves for commercial real estate loans. While the Company experienced an increase in the provision for loan losses during the quarter for commercial real estate loans, the Company has experienced improvement within the loan portfolio with a reduction in non-performing loans by $18.2 million, or 60.08%, since December 31, 2010 and $27.3 million, or 69.24% since June 30, 2010. The Company has also experienced a reduction in loans past due greater than 30 days, excluding the non-performing loans above, by $5.3 million, or 82.38%, since June 30, 2010. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the adverse real estate and construction industry and general economic conditions are more prolonged than management anticipates, the Company could experience higher than anticipated loan losses in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Loans held for sale fee income	$284	$663	$838	$1,384
NSF charges and service fees	241	295	464	578
Other service charges	598	501	1,098	955
Realized gains on available-for-sale securities	—	95	—	95
Other income	322	172	449	287

Total non-interest income	$1,445	$1,726	$2,849	$3,299

Non-interest income decreased $281,000, or 16.28%, to $1.4 million during the three month period ended June 30, 2011, from $1.7 million during the three month period ended June 30, 2010. Non-interest income for the six month period ended June 30, 2011 was $2.8 million, a decrease of $450,000, or 13.64%, from $3.3 million for the six months ended June 30, 2010. The decrease was the result of a lower mortgage loans held for sale fee income of $379,000, or 57.16%, for the three months ended June 30, 2011, and $546,000, or 39.45%, for the six months ended June 30, 2011, due to lower residential mortgage loan origination and refinancing volume during 2011 as a result of the mortgage rate environment, as compared with 2010. Sustainability of the level of our loans held for sale fee income is primarily dependent on the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Also contributing to the decrease in non-interest income was a decline in service fee income, specifically non-sufficient funds (NSF) charges and service fees. NSF and service charges fee income decreased by $54,000, or 18.31%, for the three months ended June 30, 2011, and decreased $114,000, or 19.72%, for the six months ended June 30, 2011 due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts.
Other changes reflected in non-interest income include an increase in other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, by $97,000, or 19.36%, for the three months ended June 30, 2011 and increased $143,000, or 14.97%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily attributed to income generated from signature based debit card transactions associated with our Ultimate and Performance Checking products and increased activity in trust services. For the three months ended June 30, 2011, other non-interest income increased by $150,000, or 87.21%, as compared to the same period in the prior year. This increase was due to gains realized as a result of recording the net fair value of mortgage loan-related commitments of $122,000 compared to a loss of $15,000 for the same period in 2010, resulting in an increase of $137,000, or 913.33%. In addition, the increase in other non-interest income was the result of higher gains realized on the sale of foreclosed assets held for sale for the three months ended June 30, 2011 as compared to the same period in the prior year. Other non-interest income increased by $162,000, or 56.45%, for the six months ended June 30, 2011, due to higher gains realized on the sale of foreclosed assets as a result of the sale of several larger other real estate properties during 2011. This increase was offset by losses due to the effect of recording the net fair value of certain mortgage loan commitments. The net fair value of mortgage loan-related commitments recorded for the six months ended June 30, 2011 was a loss of $247,000 compared to a loss of $179,000 for the same period in 2010. The fair value on these commitments will fluctuate based on the market rates for mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Salaries and employee benefits	$2,718	$2,862	$5,540	$5,836
Net occupancy expense	618	668	1,281	1,400
Other operating expenses	2,546	2,696	5,249	5,343

Total non-interest expense	$5,882	$6,226	$12,070	$12,579

Non-interest expense decreased by $344,000, or 5.53%, to $5.9 million during the three month period ended June 30, 2011, compared to $6.2 million during the prior year period. The change was attributed to a decrease in salaries and employee benefits of $144,000, or 5.03%, as a result of lower commissions paid during the period on residential mortgage loans originated and sold in the secondary market as a result of the decline in the volume of mortgage loan originations and refinancing for the period. In addition, net occupancy expense decreased $50,000, or 7.49%, due to lower depreciation expense, telephone and repairs and maintenance expense. Other operating expenses decreased $150,000, or 5.56%, as a result of decreases in FDIC deposit insurance assessment as a result of a decrease in the Company’s assessment base, and decreases in repossessed asset and other real estate owned expenses. The decrease in other operating expenses was partially offset by a provision for other real estate owned of $229,000 in the second quarter of 2011 compared to a provision of $119,000 in the same period of the prior year as a result of a decline in real estate value related to specific foreclosed properties.
For the six month period ended June 30, 2011 non-interest expense decreased $509,000, or 4.05%, to $12.1 million compared to $12.6 million at June 30, 2010. The change was attributed to a decrease in salaries and employee benefits of $296,000, or 5.07%, as a result of lower commissions paid during the period on residential mortgage loans originated and sold in the secondary market as a result of the decline in the volume of mortgage loans originations and refinancing for the period. In addition, net occupancy expense decreased $119,000, or 8.50%, for the six month period ended June 30, 2011, due to lower depreciation expense, telephone and repairs and maintenance expense. Other operating expense declined $94,000, or 1.76%, for the six month period ended June 30, 2011 compared to the same period in the prior year. This decrease was the result of decrease in FDIC deposit insurance assessment as a result of a decrease in the Company’s assessment base, as well as a decrease in repossessed asset, other real estate owned and data processing expenses. The decrease in other operating expenses was partially offset by the Company recording a provision for other real estate owned of $591,000 compared to a provision of $178,000 for the same period in 2010 as a result of a decline in real estate value related to specific foreclosed properties. The Company could experience further provisions for other real estate owned if properties decline in value as they are periodically reappraised.
Financial Condition
Total assets for the Company at June 30, 2011, were $691.6 million, a decrease of $31.5 million, or 4.36%, compared to $723.1 million at December 31, 2010. Deposits were $512.1 million compared with $541.2 million at December 31, 2010, a decrease of $29.1 million, or 5.39%. Stockholders’ equity was $54.3 million at June 30, 2011, compared with $57.2 million at December 31, 2010, a decrease of $2.9 million, or 4.99%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments. Available-for-sale securities at June 30, 2011, totaled $74.2 million, reflecting a 16.56% increase from $63.6 million at December 31, 2010. The increase was a result of the purchase of $39.9 million in available-for-sale securities during 2011 to replace the $30.0 million securities called during the year.
Loans Held for Sale. Mortgage loans held for sale at June 30, 2011, totaled $4.4 million, a decrease of $3.8 million, or 46.61%, compared to $8.2 million at December 31, 2010. The volume of mortgage loans held for sale originated during 2011 slowed as a result of the mortgage rate and economic environment.
Loans. Loans at June 30, 2011, totaled $457.5 million, reflecting a decrease of $35.0 million, or 7.10%, compared to $492.5 million at December 31, 2010. The decrease in the loan portfolio was attributed to loans paying off, lower loan originations due to the current economic conditions and loan foreclosures. The loan to deposit ratio at June 30, 2011, was 89.34% compared to 90.99% at December 31, 2010.
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
Non-Performing Assets

	As of
	June 30,	June 30,	December 31,
(In thousands)	2011	2010	2010
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	1,739	2,661	2,896
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	2,318	14,837	10,088
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	4,451	13,956	10,417
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	1,202	375	1,211
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	2,340	7,192	5,553
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	19	268	140
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	51	114	52
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	12,120	39,403	30,357

Foreclosed assets held for sale	30,225	22,738	20,144

Total non-performing assets	$42,345	$62,141	$50,501

Total non-performing loans to total loans	2.65%	7.62%	6.16%
Total non-performing loans to total assets	1.75%	4.82%	4.20%
Allowance for loan losses to non-performing loans	112.18%	47.43%	48.53%
Non-performing assets to loans and foreclosed assets held for sale	8.68%	11.51%	9.85%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing loans decreased 60.01% to $12.1 million at June 30, 2011, from $30.4 million at December 31, 2010. The decrease in non-performing loans was attributed to decreases in non-performing commercial real estate loans by $7.8 million, construction loans by $6.0 million and residential real estate loans by $3.2 million since December 31, 2010. The decrease in commercial real estate loans was the result of the foreclosure on one relationship and the result of two credit relationships being upgraded to a pass rated loan as a result of improvement in the credit quality of the borrower and the borrower has shown a history of paying as agreed. The decrease in construction loans was primarily the result of the foreclosure on one builder portfolio. The decrease in residential real estate was primarily the result of the foreclosure on two builder portfolios. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Foreclosed assets held for sale were $30.2 million as of June 30, 2011, as compared to $20.1 million at December 31, 2010. The Company has sold $3.1 million in foreclosed assets and has transferred $13.4 million in loans to foreclosed property during 2011. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.
Summary of Loan Loss Experience and Related Information

	As of and for the
	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
(In thousands)	2011	2010	2010
Balance at Beginning of Period	$14,731	$20,000	$20,000

Loans Charged Off
Commercial loans	495	145	1,364
Commercial real estate loans	1,000	256	2,985
Construction loans	1,360	2,410	3,662
Home equity loans	234	125	387
Residential real estate loans	406	121	660
Lease financing	—	6	43
Consumer loans	—	—	7

Total loans charged-off	3,495	3,063	9,108

Recoveries
Commercial loans	164	224	390
Commercial real estate loans	—	10	171
Construction loans	42	36	123
Home equity loans	40	2	17
Residential real estate loans	84	5	11
Lease financing	25	12	14
Consumer loans	5	14	18

Total recoveries	360	303	744

Net Loans Charged Off	3,135	2,760	8,364

Provision for Loan Losses	2,000	1,450	3,095

Balance at End of Period	$13,596	$18,690	$14,731

Loans Outstanding
Average	$475,942	$532,859	$518,010
End of period	$457,474	$516,928	$492,454

Ratio of Allowance for Loan Losses to Loans Outstanding
Average	2.86%	3.51%	2.84%
End of period	2.97%	3.62%	2.99%

Ratio of Net Charge-Offs to
Average loans	0.66%	0.52%	1.61%
End of period loans	0.69%	0.53%	1.70%
The allowance for loan losses as a percent of total loans was 2.97% as of June 30, 2011, compared to 2.99% as of December 31, 2010. The ratio of net charge-offs to average loans has improved since December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits. Deposits decreased by $29.1 million, or 5.39%, to $512.1 million as of June 30, 2011, compared with $541.2 million at December 31, 2010. The decrease was primarily attributed to a decrease in time deposits of $26.8 million, or 12.09%. As a result of lower time deposit rates, as time deposits mature some have not renewed or have invested their funds in a higher yielding product such as our Ultimate or Performance Checking accounts. In addition, the Company did not renew $6.8 million in brokered deposits that matured in January 2011. The Company continues to work on replacing brokered funds with core deposits by generating interest in the Ultimate and Performance checking products, as well as other products offered by the Company.
Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $100,000 (excluding brokered deposits), were 78.12% and 75.22% of our total deposits at June 30, 2011, and December 31, 2010, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the Certificate of Deposit Account Registry Service (“CDARS”) are Bank customer relationships that management views as core deposits. If CDARS deposits under $100,000 placed in the CDARS program are added back, our core deposit ratio would be 78.71% at June 30, 2011, and 77.63% at December 31, 2010. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLBank”), as well as the brokered deposit market to provide for additional liquidity needs and take advantage of opportunities for lower costs. If needed, FHLBank borrowings are used to fund originations of mortgage loans held for sale. Advance availability with the FHLBank fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at June 30, 2011, approximately $27.9 million was available.
In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at June 30, 2011, was approximately $25.8 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.
The Company also uses the brokered market as a source of liquidity. As of June 30, 2011, excluding CDARS as described above, the Company had approximately $10.1 million in brokered deposits compared to $16.9 million at December 31, 2010, a decrease of $6.8 million, or 40.29%. The decrease in brokered deposits was the result of the Company not renewing the deposits as they matured during the first quarter of 2011.
As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company has deferred the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust III due since March 31, 2009 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II due since April, 24, 2009. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares since May 15, 2009. As part of the agreement with the Treasury, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of June 30, 2011, the Company has accrued $4.5 million for interest and dividends on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be incurred without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.
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
Capital. At June 30, 2011, our total stockholders’ equity was $54.3 million and our equity to asset ratio was 7.85%. At June 30, 2011, our Tier 1 capital ratio was 11.30% compared to 11.39% at December 31, 2010, while our total risk-based capital ratio was 12.75% compared to 12.66% at December 31, 2010. As of June 30, 2011, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At June 30, 2011, the Bank’s Tier 1 capital ratio was 12.20% compared to 11.88% at December 31, 2010, while our total risk-based capital ratio was 13.46% compared to 13.15% at December 31, 2010. As of June 30, 2011, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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
We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at June 30, 2011 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	15.64%	2.58%
100 basis point rise	7.44%	1.48%
Base Rate Scenario	—	—
25 basis point decline	(2.23)%	(1.27)%
The above table indicates that, at June 30, 2011, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our Ultimate and Performance Checking accounts. The increase in interest-bearing demand deposit balances provides the Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk
with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities — long-term FHLB advances and existing time deposits — would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.
The above table also indicates that, at June 30, 2011, in the event of a sudden increase in prevailing market rates, the economic value of our equity would increase. Given our current asset/liability position, a 100 and 200 basis point increase in interest rates will result in an increase in the economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 25 basis point decline in interest rates will result in a slight decrease in the economic value of our equity. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLBank. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. (Removed and Reserved)
Item 5. Other Information
On May 11, 2011, the Company held its Annual Meeting of Stockholders. There were 2,843,649 shares outstanding and entitle to vote at the Annual Meeting, of which 1,921,142 shares were represented in person or by proxy. The following items were submitted at the Annual Meeting for consideration by the stockholders:
1. Election of Directors
Donald H. Alexander was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results were as follows:

Shares Voted For:	1,817,803
Shares Voted Against:	0
Shares Abstained:	103,339
Robert D. Taylor was elected at the Annual Meeting to serve a three year term or until his successor is duly elected and qualified. The voting results were as follows:

Shares Voted For:	1,813,740
Shares Voted Against:	0
Shares Abstained:	107,402
The directors of the Company whose terms of office extended beyond the date of the Annual Meeting include:
Robert D. Regnier
Michael J. Brown

2. Advisory (Non-Binding) Proposal on Executive Compensation
The proposal, commonly known as a “Say on Pay” proposal, gives each stockholder the opportunity to endorse or not to endorse the compensation of the Company’s executives as disclosed in this Proxy Statement. The vote is advisory and not binding upon the Board. The voting results were as follows:

Shares Voted For:	1,815,051
Shares Voted Against:	101,320
Shares Abstained:	4,771
Item 6. Exhibits

EXHIBITS
11.	Computation of Earnings Per Share. Please see p. 13.

15.	Letter regarding Unaudited Interim Financial Information

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flow and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Valley Ban Corp.
Date: August 10, 2011	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2011	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)