Form 10-Q
period 2011-09-30
BLUE VALLEY BAN CORP
filed 2011-11-10
CIK 901842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act    Yes  ☐    No  ☒

As of September 30, 2011 the registrant had 2,838,492 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.

FORM 10-Q Index

Part I. Financial Information

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Blue Valley Ban Corp.

Overland Park, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri

November 10, 2011

Blue Valley Ban Corp.

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$26,555	$37,255
Interest-bearing deposits in other financial institutions	57,617	67,526
Federal funds sold	10,000	10,000

Cash and cash equivalents	94,172	114,781

Available-for-sale securities	64,985	63,640
Mortgage loans held for sale, fair value	4,303	8,162

Loans, net of allowance for loan losses of $12,892 and $14,731 in 2011 and 2010, respectively	442,496	477,723

Premises and equipment, net	15,974	16,239
Foreclosed assets held for sale, net	28,704	20,144
Interest receivable	1,950	1,783
Deferred income taxes	10,965	10,976
Prepaid expenses and other assets	6,364	2,026
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,241	7,163
Core deposit intangible asset, at amortized cost	357	464

Total assets	$677,511	$723,101

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES

Deposits
Demand	$118,179	$100,975
Savings, NOW and money market	215,719	218,407
Time	169,121	221,836

Total deposits	503,019	541,218

Other interest-bearing liabilities	14,506	18,748
Long-term debt	100,265	99,757
Interest payable and other liabilities	7,809	6,214

Total liabilities	625,599	665,937

STOCKHOLDERS’ EQUITY

Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2011 – 21,750 shares; 2010 – 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2011 – 2,838,492 shares; 2010 – 2,843,301 shares	2,838	2,843
Additional paid-in capital	38,375	38,431
Retained earnings	10,421	15,838
Accumulated other comprehensive income, net of income tax of $171 in 2011 and $20 in 2010	256	30

Total stockholders’ equity	51,912	57,164

Total liabilities and stockholders’ equity	$677,511	$723,101

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,422	$7,044	$18,948	$21,146
Federal funds sold and other short-term investments	33	74	115	199
Available-for-sale securities	353	508	919	1,543
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	29	27	137	138

Total interest and dividend income	6,837	7,653	20,119	23,026

INTEREST EXPENSE
Interest-bearing demand deposits	356	536	1,272	1,801
Savings and money market deposit accounts	79	109	267	335
Other time deposits	884	1,851	2,980	6,307
Federal funds purchased and other interest-bearing liabilities	11	11	31	32
Long-term debt, net	877	966	2,607	2,922

Total interest expense	2,207	3,473	7,157	11,397

NET INTEREST INCOME	4,630	4,180	12,962	11,629

PROVISION FOR LOAN LOSSES	700	—	2,700	1,450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,930	4,180	10,262	10,179

NON-INTEREST INCOME
Loans held for sale fee income	675	1,007	1,513	2,391
Service fees	797	795	2,359	2,328
Realized gains on available-for-sale securities	—	342	—	437
Other income	245	429	694	716

Total non-interest income	1,717	2,573	4,566	5,872

NON-INTEREST EXPENSE
Salaries and employee benefits	2,813	2,964	8,353	8,800
Net occupancy expense	682	704	1,963	2,104
Other operating expense	4,177	2,473	9,426	7,816

Total non-interest expense	7,672	6,141	19,742	18,720

INCOME (LOSS) BEFORE INCOME TAXES	(2,025)	612	(4,914)	(2,669)
PROVISION (BENEFIT) FOR INCOME TAXES	—	230	(313)	(966)

NET INCOME (LOSS)	(2,025)	382	(4,601)	(1,703)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	272	272	816	816

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,297)	$110	$(5,417)	$(2,519)

BASIC EARNINGS (LOSS) PER SHARE	($0.82)	$0.04	($1.93)	($0.91)

DILUTED EARNINGS (LOSS) PER SHARE	($0.82)	$0.04	($1.93)	($0.91)

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2011 and 2010

(In thousands, except share data)

(Unaudited)

	Comprehensive Loss	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2009		$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 5,599 shares of restricted stock, net of forfeiture of 7,454 shares		—	(2)	232	—	—	230
Issuance of 3,465 shares common stock for the employee stock purchase plan		—	3	32	—	—	35
Dividends on preferred stock		—	—	—	(816)	—	(816)
Net loss	$(1,703)	—	—	—	(1,703)	—	(1,703)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $290	437	—	—	—	—	437	437

BALANCE, SEPTEMBER 30, 2010	$(1,266)	$22	$2,819	$38,239	$17,166	$540	$58,786

BALANCE, DECEMBER 31, 2010		$22	$2,843	$38,431	$15,838	$30	$57,164

Forfeiture of 7,437 shares of restricted stock		—	(8)	(74)	—	—	(82)
Issuance of 2,628 shares common stock for the employee stock purchase plan		—	3	18	—	—	21
Dividends on preferred stock		—	—	—	(816)	—	(816)
Net loss	$(4,601)	—	—	—	(4,601)	—	(4,601)
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $151	226	—	—	—	—	226	226

BALANCE, SEPTEMBER 30, 2011	$(4,375)	$22	$2,838	$38,375	$10,421	$256	$51,912

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(In thousands)

	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,601)	$(1,703)
Adjustments to reconcile net loss to net cash flow From operating activities:
Depreciation and amortization	1,232	858
Accretion of premiums and discounts on available-for-sale securities	(42)	(45)
Provision for loan losses	2,700	1,450
Provision for losses on foreclosed assets held for sale	2,083	303
Deferred income taxes	(140)	(851)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(78)	(79)
Gain on sale of available-for-sale securities	—	(437)
Net gain on sale of foreclosed assets	(478)	(194)
Restricted stock earned (forfeited)	(82)	230
Compensation expense related to the Employee Stock Purchase Plan (ESPP)	3	2
Originations of loans held for sale	(42,836)	(90,952)
Proceeds from the sale of loans held for sale	46,876	90,849
Realized gain on loans held for sale fair value adjustment	(181)	(134)
Changes in:
Interest receivable	(167)	46
Net fair value of loan related commitments	264	340
Prepaid expenses and other assets	(610)	2,553
Interest payable and other liabilities	794	123

Net cash provided by operating activities	4,737	2,359

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	18,671	39,076
Proceeds from the sale of loan participations	—	32
Purchase of premises and equipment	(352)	(144)
Proceeds from the sale of foreclosed assets, net of expenses	3,681	8,352
Purchases of available-for-sale securities	(39,926)	(84,932)
Proceeds from maturities of available-for-sale securities	39,000	63,000
Proceeds from sale of available-for-sale securities	—	19,437
Purchase of bank owned life insurance	(4,000)	—

Net cash provided by investing activities	17,074	44,821

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	14,516	21,460
Net decrease in time deposits	(52,715)	(42,040)
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	(4,242)	5,380
Repayments of long-term debt	—	(42,500)
Proceeds from long-term debt	—	42,500
Prepayment penalty on modification of FHLB advances	—	(2,569)
Net proceeds from the sale of additional stock through ESPP	21	35

Net cash used in financing activities	(42,420)	(17,734)

Increase (decrease) in cash and cash equivalents	(20,609)	29,446
Cash and cash equivalents, beginning of period	114,781	96,984

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,172	$126,430

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(In thousands)

	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,381	$11,571
Income taxes, net of refunds	1	(2,747)
Noncash investing and financing activities:
Transfer of loans to foreclosed property	13,856	10,388
Restricted stock issued, net of forfeitures	(8)	(2)
Preferred dividends accrued but not paid	816	816

See Accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 1: Basis	of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Blue Valley Ban Corp.’s (the “Company”) condensed consolidated financial position as of September 30, 2011, and the condensed consolidated results of its operations, stockholders’ equity and cash flows for the periods ended September 30, 2011 and 2010, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nine Months Ended September 30, 2011 and 2010

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

On April 5, 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update is intended to assist lenders and other creditors in determining whether a modification of terms meets the criteria to be considered a troubled debt restructuring. The update clarifies that if a borrower does not have access to debt at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered at a below-market rate, which may indicate a concession was granted. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a concession has been granted, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine if the restructure constitutes a troubled debt restructuring. This update clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance was effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications that occur on or after the beginning of the year of adoption. The update also required the disclosures about troubled debt restructurings previously deferred in ASU 2011-01 to be disclosed for the interim and annual periods beginning on or after June 15, 2011. Management has adopted this update and included the disclosures in the consolidated financial statements. The adoption of this update is further discussed in Note 5, Loans and Allowance for Loan Losses.

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

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 2:  Recent and Future Accounting Pronouncements (Continued)

For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Note 3:  Earnings Per Share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings (loss) for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2011	2010	2011	2010
Net income (loss)	$(2,025)	$382	$(4,601)	$(1,703)
Preferred dividends	(272)	(272)	(816)	(816)

Net income (loss) available to common stockholders	$(2,297)	$110	$(5,417)	$(2,519)

Average common shares outstanding	2,808,963	2,775,953	2,804,397	2,770,723
Average common share stock options outstanding and restricted stock (B)	14,293	10,136	21,031	14,431

Average diluted common shares (B)	2,823,256	2,786,089	2,825,428	2,785,154

Basic earnings (loss) per share	($0.82)	$0.04	($1.93)	($0.91)

Diluted earnings (loss) per share (A)	($0.82)	$0.04	($1.93)	($0.91)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.
(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at September 30, 2011 and 2010, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 24,375 and 33,875 shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.

Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 4:  Available-for-Sale Securities

The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	September 30, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government sponsored agencies	$63,958	$405	$—	$64,363
Equity and other securities	600	22	—	622

	$64,558	$427	$—	$64,985

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government sponsored agencies	$62,990	$228	$(179)	$63,039
Equity and other securities	600	1	—	601

	$63,590	$229	$(179)	$63,640

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$8,996	$9,037
Due after one year through five years	34,995	35,088
Due after five years through ten years	19,967	20,238
Due after ten years	—	—

Total	63,958	64,363
Equity and other securities	600	622

	$64,558	$64,985

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,000,000 and $5,027,000 at September 30, 2011 and $5,002,000 and $5,013,000 at December 31, 2010.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 4:  Available-for-Sale Securities (Continued)

Gross gains of $0 and $437,000 were realized for the nine months ended September 30, 2011 and 2010, respectively and no gross losses were realized for the nine months ended September 30, 2011 and 2010 from sales of available-for-sale securities.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2011 and December 31, 2010, were $0 and $29,813,000, which is approximately 0.0% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio. The total unrealized losses related to these investments were $0 and $179,000 at September 30, 2011 and December 31, 2010, respectively.

There were no individual securities in an unrealized loss position at September 30, 2011. Unrealized losses and fair value as of December 31, 2010, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$29,813	$179	$—	$—	$29,813	$179
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$29,813	$179	$—	$—	$29,813	$179

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 4:  Available-for-Sale Securities (Continued)

The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At September 30, 2011, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

(In thousands)	September 30, 2011	December 31, 2010
Balance	$13,650	$17,674
Carrying value of securities pledged to secure agreements to repurchase at period end	23,173	27,031
Average balance during the period of securities sold under agreements to repurchase	16,305	17,922
Maximum amount outstanding at any month-end during the period	18,633	21,935

Note 5:  Loans and Allowance for Loan Losses

Categories of loans at September 30, 2011 and December 31, 2010 include the following:

(In thousands)	September 30, 2011	December 31, 2010
Commercial loans	$138,098	$144,181
Commercial real estate loans	163,764	169,253
Construction loans	43,382	64,641
Home equity loans	60,269	64,289
Residential real estate loans	39,705	36,903
Lease financing	2,790	5,530
Consumer loans	7,380	7,657

Total loans	455,388	492,454
Less: Allowance for loan losses	12,892	14,731

Net loans	$442,496	$477,723

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following tables present the balance in the allowance for loan losses at or for the three and nine months ended September 30, 2011 and 2010:

	At or For the Three Months Ended September 30, 2011
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,654	$4,666	$3,685	$1,100	$1,386	$60	$45	$13,596
Provision charged to expense	142	(1,119)	(5)	482	1,222	(15)	(7)	700
Losses charged off	(86)	(69)	(917)	(321)	(120)	—	—	(1,513)
Recoveries	10	26	4	—	66	—	3	109

Balance, end of period	$2,720	$3,504	$2,767	$1,261	$2,554	$45	$41	$12,892

	At or For the Three Months Ended September 30, 2010
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$3,250	$7,399	$4,710	$1,491	$1,584	$149	$107	$18,690
Provision charged to expense	200	(254)	(115)	(78)	342	(61)	(34)	—
Losses charged off	(652)	(151)	(944)	—	(243)	—	—	(1,990)
Recoveries	158	115	68	15	2	2	3	363

Balance, end of period	$2,956	$7,109	$3,719	$1,428	$1,685	$90	$76	$17,063

	At or For the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731
Provision charged to expense	(212)	573	419	514	1,442	(18)	(18)	2,700
Losses charged off	(581)	(1,069)	(2,277)	(555)	(526)	—	—	(5,008)
Recoveries	174	26	46	40	150	25	8	469

Balance, end of period	$2,720	$3,504	$2,767	$1,261	$2,554	$45	$41	$12,892

	At or For the Nine Months Ended September 30, 2010
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000
Provision charged to expense	(259)	138	1,040	475	305	(156)	(93)	1,450
Losses charged off	(797)	(407)	(3,354)	(125)	(364)	(6)	—	(5,053)
Recoveries	382	125	104	17	7	14	17	666

Balance, end of period	$2,956	$7,109	$3,719	$1,428	$1,685	$90	$76	$17,063

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,327	$2,173	$1,981	$579	$2,024	$38	$—	$8,122
Collectively evaluated for impairment	1,393	1,331	786	682	530	7	41	4,770

Total	$2,720	$3,504	$2,767	$1,261	$2,554	$45	$41	$12,892

Loans:
Individually evaluated for impairment	$20,171	$20,656	$19,357	$4,085	$11,092	$694	$4	$76,059
Collectively evaluated for impairment	117,927	143,108	24,025	56,184	28,613	2,096	7,376	379,329

Total	$138,098	$163,764	$43,382	$60,269	$39,705	$2,790	$7,380	$455,388

	December 31, 2010
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,832	$2,617	$3,647	$576	$912	$5	$2	$9,591
Collectively evaluated for impairment	1,507	1,357	932	686	576	33	49	5,140

Total	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731

Loans:
Individually evaluated for impairment	$26,444	$26,704	$35,521	$3,544	$8,691	$983	$64	$101,951
Collectively evaluated for impairment	117,737	142,549	29,120	60,745	28,212	4,547	7,593	390,503

Total	$144,181	$169,253	$64,641	$64,289	$36,903	$5,530	$7,657	$492,454

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of September 30, 2011 and December 31, 2010. These categories are defined as follows:

Pass – loans that exhibit acceptable financial performance, cash flow, leverage and the probability of default is considered low.

Classified – loans are inadequately protected by the current payment capacity of the obligor or by the collateral pledged. These loans are characterized by the distinct probability that the Company will sustain some loss or added expenses if the deficiencies are not corrected.

	September 30, 2011			December 31, 2010
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$129,737	$8,361	$138,098	$133,603	$10,578	$144,181
Commercial real estate	148,033	15,731	163,764	148,892	20,361	169,253
Construction	25,594	17,788	43,382	35,896	28,745	64,641
Home equity	58,877	1,392	60,269	61,442	2,847	64,289
Residential real estate	30,991	8,714	39,705	30,115	6,788	36,903
Lease financing	2,469	321	2,790	5,048	482	5,530
Consumer	7,380	—	7,380	7,605	52	7,657

Total	$403,081	$52,307	$455,388	$422,601	$69,853	$492,454

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following table presents the Company’s loan portfolio aging analysis, including loans on non-accrual, as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$695	$—	$400	$1,095	$137,003	$138,098	$—
Commercial real estate	310	143	972	1,425	162,339	163,764	—
Construction	87	335	1,433	1,855	41,527	43,382	—
Home equity	434	—	165	599	59,670	60,269	—
Residential real estate	874	272	1,102	2,248	37,457	39,705	—
Lease financing	102	—	—	102	2,688	2,790	—
Consumer	—	—	—	—	7,380	7,380	—

Total	$2,502	$750	$4,072	$7,324	$448,064	$455,388	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$241	$307	$2,648	$3,196	$140,985	$144,181	$—
Commercial real estate	—	—	1,247	1,247	168,006	169,253	—
Construction	46	—	7,936	7,982	56,659	64,641	—
Home equity	200	—	964	1,164	63,125	64,289	—
Residential real estate	265	322	3,741	4,328	32,575	36,903	—
Lease financing	20	51	114	185	5,345	5,530	—
Consumer	4	—	—	4	7,653	7,657	—

Total	$776	$680	$16,650	$18,106	$474,348	$492,454	$—

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

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following table presents impaired loans for September 30, 2011 and December 31, 2010:

	September 30, 2011
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial	$278	$813	$—
Commercial real estate	1,116	1,150	—
Construction	—	—	—
Home equity	477	500	—
Residential real estate	918	1,014	—
Lease financing	—	—	—
Consumer	—	—	—

Loans with a specific valuation allowance:
Commercial	$3,214	$3,321	$823
Commercial real estate	3,554	4,135	663
Construction	15,575	16,315	1,470
Home equity	478	508	267
Residential real estate	3,994	4,571	1,423
Lease financing	303	303	33
Consumer	—	—	—

Total:
Commercial	$3,492	$4,134	$823
Commercial real estate	4,670	5,285	663
Construction	15,575	16,315	1,470
Home equity	955	1,008	267
Residential real estate	4,912	5,585	1,423
Lease financing	303	303	33
Consumer	—	—	—

Total	$29,907	$32,630	$4,679

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

	December 31, 2010
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial	$220	$315	$—
Commercial real estate	4,080	4,700	—
Construction	3,203	3,203	—
Home equity	585	587	—
Residential real estate	1,279	1,924	—
Lease financing	140	256	—
Consumer	52	54	—

Loans with a specific valuation allowance
Commercial	$5,541	$5,585	$1,133
Commercial real estate	8,022	8,092	1,110
Construction	22,318	22,430	3,039
Home equity	626	648	299
Residential real estate	4,618	5,480	577
Lease financing	402	402	3
Consumer	—	—	—

Total:
Commercial	$5,761	$5,900	$1,133
Commercial real estate	12,102	12,792	1,110
Construction	25,521	25,633	3,039
Home equity	1,211	1,235	299
Residential real estate	5,897	7,404	577
Lease financing	542	658	3
Consumer	52	54	—

Total	$51,086	$53,676	$6,161

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

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following table presents additional information related to impaired loans for the three and nine months ended September 30, 2011:

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
(In thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$307	$—	$227	$—
Commercial real estate	1,761	16	1,829	31
Construction	139	—	1,756	—
Home equity	480	—	537	3
Residential real estate	1,100	—	1,177	16
Lease financing	13	32	32	67
Consumer	13	1	36	1

Loans with a specific valuation allowance:
Commercial	$3,302	$2	$3,982	$4
Commercial real estate	3,612	—	7,639	—
Construction	15,282	—	17,571	—
Home equity	638	3	732	3
Residential real estate	3,688	—	3,713	4
Lease financing	310	—	288	2
Consumer	—	—	—	—

Total:
Commercial	$3,609	$2	$4,209	$4
Commercial real estate	5,373	16	9,468	31
Construction	15,421	—	19,327	—
Home equity	1,118	3	1,269	6
Residential real estate	4,788	—	4,890	20
Lease financing	323	32	320	69
Consumer	13	1	36	1

Total	$30,645	$54	$39,519	$131

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At September 30, 2011, the Company had $3,063,000 of commercial loans, $4,132,000 of commercial real estate loans, $14,835,000 of construction loans, $3,284,000 of residential real estate loans and $351,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired.

The following table presents loans restructured and classified as troubled debt restructurings during the nine months ended September 30, 2011 and for the twelve months ended December 31, 2010:

	September 30, 2011			December 31, 2010
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
Commercial	4	$1,268	$1,150	3	$3,230	$2,865
Commercial real estate	2	1,153	931	2	6,339	6,418
Construction	3	3,724	3,725	8	20,638	19,932
Home equity	—	—	—	—	—	—
Residential real estate	—	—	—	2	204	204
Lease financing	—	—	—	2	596	446
Consumer	—	—	—	—	—	—

Total	9	$6,145	$5,806	17	$31,007	$29,865

The loans restructured and classified as troubled debt restructurings during the nine month period ended September 30, 2011 were primarily renewals of existing debt to troubled borrowers at a below market rate. The loans restructured and classified as troubled debt restructurings during the twelve month period ended December 31, 2010 were renewals of existing debt to troubled borrowers and debt restructurings to interest-only terms or to a below market interest rate.

As a result of adopting the amendments in ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all restructurings that occurred on or after the beginning of its current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified four loans restructured during the current fiscal year not originally classified as troubled debt restructurings totaling $1,066,000 at September 30, 2011; however, these loans were properly classified as non-accrual impaired loans at the time of restructure and thus the allowance for loan losses was measured using the impairment measurement guidance. Accordingly, there was no change in the valuation of these loans.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 5:  Loans and Allowance for Loan Losses (Continued)

The following table presents troubled debt restructurings within the previous 12 months included above that are 90 days past due or are on non-accrual as of September 30, 2011:

	September 30, 2011
(In thousands)	Number of Loans	Recorded Balance
Commercial	4	$1,150
Commercial real estate	—	—
Construction	2	535
Home equity	—	—
Residential real estate	—	—
Lease financing	—	—
Consumer	—	—

Total	6	$1,685

The Company has foreclosed on three construction loans with an aggregate balance of $7,342,000 at December 31, 2010 and one commercial real estate loan with a balance of $6,347,000 at December 31, 2010 during the period ended September 30, 2011. These loans were included in the balance of troubled debt restructurings at December 31, 2010.

As of September 30, 2011, the Company had $672,000 of commitments outstanding to borrowers with troubled debt restructurings. However, these commitments are subject to approval prior to advancement of funds to the borrower.

The following table presents the Company’s non-accrual loans, also included in impaired loans, at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
(In thousands)
Commercial	$1,589	$2,896
Commercial real estate	2,171	10,088
Construction	4,102	10,417
Home equity	955	1,211
Residential real estate	2,365	5,553
Lease financing	—	140
Consumer	—	52

	$11,182	$30,357

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 6:  Short-Term Debt

The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. At September 30, 2011 and December 31, 2010, there was no outstanding balance on the line of credit. The variable interest rate was 0.22% on September 30, 2011 and 0.26% on December 31, 2010. At September 30, 2011 approximately $27,573,000 was available.

The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At September 30, 2011 and December 31, 2010, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at September 30, 2011 approximately $25,185,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 7:  Long-Term Debt

Long-term debt at September 30, 2011 and December 31, 2010, consisted of the following components:

(In thousands)	September 30, 2011	December 31, 2010
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(1,823)	(2,331)

Net Federal Home Loan Bank advances	80,677	80,169

Subordinated Debentures – BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures – BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$100,265	$99,757

(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans, available-for-sale securities and cash equivalents. The interest rates on the advances range from 0.29% to 4.26%. Federal Home Loan Bank advance availability is determined quarterly and at September 30, 2011, approximately $27,573,000 was available.

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

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.50% at September 30, 2011 and 3.54% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust II issued and sold $7,500,000 in Preferred Securities to third parties and $232,000 of Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2008, in whole or in part, at their face value plus accrued interest.
(C)	Due in 2035; interest only at LIBOR + 1.60% (1.97% at September 30, 2011 and 1.90% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company. The Company may prepay the subordinated debentures beginning in 2010, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

Aggregate annual maturities of long-term debt at September 30, 2011 are as follows:

(In thousands)
October 1 to December 31, 2011	$—
2012	—
2013	20,000
2014	7,500
2015	20,000
Thereafter	54,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(1,823)

$100,265

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 8:  Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance is a contra asset account that reduces the deferred tax asset to its expected realizable value and is based on management’s expectation of future taxable income. As of September 30, 2011, the Company had a valuation allowance of $1,482,000, which was recorded in 2011 and has lowered the Company’s effective tax rate.

Note 9:  Derivative Instruments

The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. This standard requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase of $22,000 in other assets, a decrease in other liabilities of $15,000 and an increase in other income of $37,000 for the three month period ended September 30, 2011. The Company recorded an increase in other assets of $21,000, a decrease in other liabilities of $9,000, and an increase in other income of $30,000 for the nine month period ended September 30, 2011.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded a decrease in other assets of $54,000, an increase in other liabilities of $1,000 and a decrease in other income of $55,000 for the three month period ended September 30, 2011. The Company recorded a decrease in other assets of $294,000, an increase in other liabilities of $1,000 and a decrease in other income of $295,000 for the nine month period ended September 30, 2011.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 9:  Derivative Instruments (Continued)

Total mortgage loans in the process of origination amounted to $3,911,000 at September 30, 2011. Related forward commitments to sell mortgage loans amounted to approximately $4,303,000 at September 30, 2011.

The balance of derivative instruments related to commitments to originate and sell loans at September 30, 2011, is disclosed in Note 11, Disclosures About Fair Value of Assets and Liabilities.

Note 10:  Fair Value Option

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

The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was a gain of $37,000 at September 30, 2011. The gain from fair value changes included in loans held for sale fee income were $66,000 and $181,000 for the three and nine months ended September 30, 2011, respectively. Interest income on loans held for sale is included in interest and fees on loans in the Company’s condensed consolidated statement of operations. See Note 11 for additional disclosures regarding fair value of mortgage loans held for sale.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 11:  Disclosures About Fair Value of Assets and Liabilities

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

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 11:  Disclosures About Fair Value of Assets and Liabilities (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2011:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$64,363	$—	$64,363	$—
Equity and other securities	622	622	—	—
Mortgage loans held for sale	4,303	—	4,303	—
Commitments to originate loans	22	—	—	22
Forward sales commitments	78	—	—	78

Total assets	$69,388	$622	$68,666	$100

Liabilities:
Commitments to originate loans	$—	$—	$—	$—
Forward sales commitments	1	—	—	1

Total liabilities	$1	$—	$—	$1

December 31, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$63,039	$—	$63,039	$—
Equity and other securities	601	601	—	—
Mortgage loans held for sale	8,162	—	8,162	—
Commitments to originate loans	1	—	—	1
Forward sales commitments	372	—	—	372

Total assets	$72,175	$601	$71,201	$373

Liabilities:
Commitments to originate loans	$9	$—	$—	$9
Forward sales commitments	—	—	—	—

Total liabilities	$9	$—	$—	$9

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 11:  Disclosures About Fair Value of Assets and Liabilities (Continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

(In thousands)	Commitments to Originate Loans	Forward Sales Commitments
Balance as of December 31, 2010	$(8)	$372
Total realized and unrealized gains (losses):
Included in net income	30	(295)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of September 30, 2011	$22	$77

Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income	49	(95)
Included in other comprehensive income	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of September 30, 2010	$2	$188

Realized and unrealized gains and losses noted in the table above and included in net income for the periods ended September 30, 2011 and 2010 are reported in the condensed consolidated statements of operations in other income.

Following is a description of the valuation methodologies used for financial and nonfinancial instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 11:  Disclosures About Fair Value of Assets and Liabilities (Continued)

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010:

	Quoted Prices in	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2011:
Impaired loans, net of reserves	$23,561	$—	$—	$23,561
Foreclosed assets held for sale, net	11,062	—	—	11,062

Total	$34,623	$—	$—	$34,623

December 31, 2010:
Impaired loans, net of reserves	$26,106	$—	$—	$26,106
Foreclosed assets held for sale, net	3,360	—	—	3,360

Total	$29,466	$—	$—	$29,466

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 11:  Disclosures About Fair Value of Assets and Liabilities (Continued)

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

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Note 11:  Disclosures About Fair Value of Assets and Liabilities (Continued)

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$94,172	$94,172	$114,781	$114,781
Loans, net of allowance for loan losses	442,496	446,615	477,723	478,926
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,241	7,241	7,163	7,163
Interest receivable	1,950	1,950	1,783	1,783

Financial liabilities:
Deposits	503,019	505,283	541,218	543,832
Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities	14,506	14,506	18,748	18,748
Long-term debt	100,265	94,223	99,757	90,880
Interest payable	2,912	2,912	2,689	2,689

Unrecognized financial instruments (net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12:  Dividends on Preferred Shares

At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, in November 2010 the Treasury assigned an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of September 30, 2011, the Company had accrued $2,895,000 for dividends and interest on outstanding Preferred Shares.

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

General

Critical Accounting Policies

Our critical accounting policies are largely prescribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses and income taxes are deemed critical accounting policies because of the valuation techniques used and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates underlying these policies. Accounting for these critical areas requires subjective and complex judgments that could be subject to revision as new information becomes available. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Three months ended September 30, 2011 and 2010. Net loss for the quarter ended September 30, 2011, was $2.0 million compared to net income of $382,000 for the quarter ended September 30, 2010, representing a decrease of $2.4 million, or 630.10%. The loss per share on a diluted basis was $0.82 for the three months ended September 30, 2011, which represented a decrease of 2,150.00%, compared to diluted earnings per share of $0.04 in the same period of 2010. The Company’s annualized returns on average assets and average stockholders’ equity declined for the three month period ended September 30, 2011 to negative 1.34% and negative 28.37%, compared to 0.20% and 1.20%, respectively, for the same period in 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The Company experienced improvement in net interest income by $450,000, or 10.77%, to $4.6 million for the three month period ended September 30, 2011, as compared to $4.2 million earned during the same period in 2010. The increase was due to a decline in the interest expense, which decreased $1.3 million, or 36.45%, from the same period in 2010, as a result of a decrease in rates paid on deposits as market rates have declined and a decline in the average balance of time deposits. In 2010 and 2011 the Company had funds from various time deposit promotions mature, and as those higher rate time deposits matured they were renewed at lower market rates. As the renewal rate for these deposits was much lower, some deposits were not renewed. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its $82.5 million in Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings. This increase in net interest income was partially offset by the decline in interest income by $816,000, or 10.66%, as compared to the same period in 2010. The lower interest income was primarily a result of a decline in the average outstanding loan balances by $50.3 million, or 9.94%, for the three month period ended September 30, 2011, as compared to the prior year period, as a result of loan payoffs, lower loan origination volume due to the current economic environment, and loan foreclosures.

The provision for loan losses was $700,000 for the three month period ended September 30, 2011, compared to no provision for the same period in the prior year. The provision for this period was primarily the result of the decline in credit quality of one developer portfolio. While the Company experienced an increase in the provision for loan losses during the quarter related to construction loans, the Company has experienced improvement in the loan portfolio with a reduction in non-performing loans by $19.2 million, or 63.17%, since December 31, 2010, as management continues to work on improving the credit quality of the loan portfolio.

Non-interest income decreased $856,000 to $1.7 million, or 33.27%, for the three month period ended September 30, 2011, as compared to the same period in 2010. The decline was the result of lower loans held for sale fee income during the third quarter of 2011 of $332,000, or 32.97%, as compared with the third quarter of 2010. The decrease in loans held for sale fee income was a result of a decline in residential mortgage loan origination and refinancing volume due to the economic environment. The Company realized gains of $342,000 on the sale of $14.0 million in available-for-sale securities during the three month period ended September 30, 2010; however, no securities were sold during the same period in 2011. Other income decreased $184,000, or 42.89%, primarily a result of the effect of recording the net fair value of certain mortgage loan commitments. The net fair value of certain mortgage loan-related commitments recorded for the three month period ended September 30, 2011 was a loss of $18,000 compared to a gain of $132,000 for the same period in 2010.

Non-interest expense increased $1.5 million, or 24.93%, for the three month period ended September 30, 2011, as compared to the same period in the prior year. The increase in non-interest expense was attributed to higher other operating expenses of $1.7 million, or 68.90%, as a result of the Company recording a provision for other real estate owned of $1.5 million compared to a provision of $124,000 for the same period in 2010. The provision for other real estate was the result of a decline in real estate value related to specific foreclosed properties. This increase was partially offset by lower salaries and employee benefits of $151,000, or 5.09%. Salaries and employee benefits have decreased as a result of lower commissions paid on mortgage loans

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

originated and sold in the secondary market due to the decline in the volume of mortgage loan originations and refinancing for the three months ended September 30, 2011, as compared to the same period in the prior year. In addition, net occupancy expense decreased by $22,000, or 3.13%, compared to the same period in 2010.

Nine months ended September 30, 2011 and 2010. Net loss for the nine months ended September 30, 2011, was $4.6 million, compared to net loss of $1.7 million for the nine months ended September 30, 2010, representing an increase of $2.9 million, or 170.17%. Diluted loss per share was negative $1.93 during the nine months ended September 30, 2011, compared to negative $0.91 in the same period of 2010, an increase of 112.09%. The Company’s annualized return on average assets and average stockholders’ equity declined for the nine month period ended September 30, 2011 to negative 0.89% and negative 21.43%, compared to negative 0.28% and negative 8.96%, respectively, for the same period in 2010.

One of the primary factors contributing to the loss in the current results for the nine month period ended September 30, 2011 was in an increase in the provision for loan losses. The provision for loan losses for the nine month period ended September 30, 2011 was $2.7 million, compared to $1.5 million for the same period in the prior year, an increase of $1.2 million, or 86.21%. The provision for this period was primarily the result of the decline in credit quality of a developer portfolio and the decline in real estate value on two commercial real estate properties and one construction property. While the Company experienced an increase in the provision for loan losses related to construction and commercial real estate loans, the Company has experienced improvement in the loan portfolio with a reduction in non-performing loans by $19.2 million, or 63.17%, since December 31, 2010, as management continues to work on improving the credit quality of the loan portfolio.

Net interest income increased $1.3 million, or 11.46%, for the nine month period ended September 30, 2011, as compared to the same period in 2010. The increase in net interest income was due to a decline in the interest expense, which decreased $4.2 million, or 37.20%, from the same period in 2010 as a result of a decrease in rates paid on deposits as market rates have declined and a decline in the average balance of time deposits. In 2010 and 2011 the Company had funds from various time deposit promotions mature, and as those higher rate time deposits matured they were renewed at lower market rates. As the renewal rate for these deposits was much lower, some deposits were not renewed. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its $82.5 million in Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings. This increase in net interest income was partially offset by the decline in interest income by $2.9 million, or 12.62%, as compared to the same period in 2010. The lower interest income was primarily a result of a decline in the average outstanding loan balances by $54.7 million, or 10.44%, for the nine month period ended September 30, 2011, as compared to the prior year period, as a result of loan payoffs, lower loan origination volume due to the current economic environment, and loan foreclosures. Interest income has also declined as a result of a decline in the average balance of available-for-sale securities by $19.7 million. Available-for-sale securities were sold in 2010 to reduce the long-term maturity risk within the portfolio.

Non-interest income declined by $1.3 million, or 22.24%, for the nine month period ended September 30, 2011. This was the result of a decrease in loans held for sale fee income of $878,000, or 36.72%, due to a decline in residential mortgage loan origination and refinancing volume as a result of the economic environment. The Company realized gains of $437,000 on the sale of $19.0 million in available-for-sale securities for the nine months ended September 30, 2010; however, no securities were sold during the same period in 2011. These decreases were partially offset by an increase in service fees of $31,000, or 1.33%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Non-interest expense increased $1.0 million, or 5.46%, for the nine month period ended September 30, 2011, as compared to the same period in 2010. The increase was attributed to higher operating expenses of $1.6 million, or 20.60%, as compared to the same period in 2010. Other operating expenses increased due to the Company recording a provision for other real estate owned of $2.1 million compared to a provision of $302,000 for the same period in 2010 due to a decline in real estate value related to specific foreclosed properties. This increase was partially offset by a decline in salaries and employee benefits by $447,000, or 5.08%, as a result of lower commissions paid during the period on mortgage loans originated and sold in the secondary market due to decreased origination volume. In addition, occupancy expense decreased $141,000, or 6.70%, as a result of lower repairs and maintenance expense and lower depreciation as a result of fewer fixed asset purchases and improvements.

Net Interest Income

Three months ended September 30, 2011 and 2010. Fully tax equivalent (FTE) net interest income for the three month period ended September 30, 2011, was $4.6 million, an increase of $450,000, or 10.77%, from $4.2 million for the three month period ended September 30, 2010.

FTE interest income for the current year third quarter was $6.8 million, a decrease of $816,000, or 10.66%, from $7.7 million in the prior year third quarter. This decrease was primarily a result of a decline in average balances on earning assets, specifically lower average balances on outstanding loans, federal funds sold and available-for-sale securities. The overall yield on average earning assets increased 27 basis points to 4.54% during the three month period ending September 30, 2011, compared to 4.27% during the same period in 2010. The increase in yield is attributed to the decline in the volume of loans on non-accrual at September 30, 2011 as compared to the prior year period. Interest income on loans declined $591,000, or 8.49% for the three month period ended September 30, 2011 as compared to the prior year period as a result of the decline in the average outstanding balance of loans by $50.3 million, or 9.94%, as a result of loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Average available federal funds sold and other short-term investments decreased $49.6 million, or 46.64%. The decrease in average federal funds sold and other short-term investments was a result of a decline in average interest-bearing deposits, primarily time deposits as discussed below. Interest income on available-for-sale securities decreased $155,000, or 30.51%, as a result of a decrease in the average balance of available-for-sale securities by $11.6 million, or 13.65%, over the same period in the prior year. Available-for-sale securities were sold during the second, third and fourth quarter of 2010 to reduce the long term maturity risk within the portfolio as a result of the current rate environment. As higher yielding securities of $115.0 million in 2010 and $39.0 million in 2011 were called or matured, they were invested at lower yields due to the current rate environment and the securities available for investing, thus resulting in a decline in interest income.

Interest expense for the current year third quarter was $2.2 million, a decrease of $1.3 million, or 36.45%, from $3.5 million in the prior year third quarter. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits and long-term debt. The rate paid on total average interest-bearing

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

liabilities decreased to 1.70% for the three month period ending September 30, 2011, compared to 2.20% in the same period of 2010, a decrease of 50 basis points. Total average interest-bearing liabilities decreased $111.2 million, or 17.77%, to $514.4 million during the third quarter of 2011, compared to $625.6 million during the prior year period. The decrease was attributed to a decrease in time deposits. Average time deposits decreased $115.5 million, or 38.88%, partially as a result of the Company not renewing $30.9 million of brokered deposits as they matured during 2010 and $6.8 million in brokered deposits that matured in 2011. The Company replaced brokered funds with core deposits by generating increased interest in our Performance Checking product and in February 2011 started offering a new product, Ultimate Checking. The Company also had several higher rate time deposit promotions mature in 2010 and 2011 and were renewed at a lower rate. As the renewal rate for these deposits was much lower, some time deposits were not renewed. The decrease in average time deposits was offset by increases in average interest-bearing demand accounts by $7.1 million, or 5.65%, as a result of the growth experienced in balances of our Performance and Ultimate Checking products. While the balances in interest-bearing demand deposits have increased, the interest expense associated with these accounts has declined $180,000, or 33.58%, as a result of lowering the interest rate paid on the Performance and Ultimate Checking accounts in response to a decline in rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of its $82.5 million Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.

Nine months ended September 30, 2011 and 2010. FTE net interest income for the nine month period ended September 30, 2011, was $13.0 million, an increase of $1.3 million, or 11.46%, for the nine month period ended September 30, 2010.

FTE interest income for the nine months ended September 30, 2011, was $20.1 million, a decrease of $2.9 million, or 12.62%, from $23.0 million for the nine months ended September 30, 2010. This decrease was a result of a decline in average earning assets, specifically lower average balances on outstanding loans, federal funds sold and available-for-sale securities. However, the overall yield on average earning assets increased by 19 basis points to 4.39% for the period ending September 30, 2011, compared to 4.20% for the prior year period. The increase in yield is attributed to the decline in the volume of loans on non-accrual at September 30, 2011 as compared to the prior year period. Interest income on loans declined $2.1 million, or 10.05%, for the nine month period ended September 30, 2011, as compared to the prior year period, as a result of lower average outstanding balance of loans by $54.7 million, or 10.44%, as a result of loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Average federal funds sold and other short-term investments decreased $43.5 million, or 40.01%. The decrease in average federal funds sold and other short-term investments was a result of a decline in average interest-bearing deposits, primarily time deposits, as discussed below. Interest income on available-for-sale securities decreased $624,000, or 40.44%, as a result of a decrease in the average balance on available-for-sale securities by $19.7 million, or 22.11%, over the same period in the prior year. Available-for-sale securities were sold during the second, third and fourth quarter of 2010 to reduce the long term maturity risk within the portfolio as a result of the current rate environment. In addition, as higher yielding securities of $115.0 million during the twelve months ended December 31, 2010 and $39.0 million in 2011 were called or matured, they were invested at lower yields due to the current rate environment and the securities available for investing, thus resulting in a decline in interest income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Interest expense for the nine month period ended September 30, 2011, was $7.2 million, a decrease of $4.2 million, or 37.20%, from $11.4 million in the same period of the prior year. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased 52 basis points to 1.81% during the nine month period ending September 30, 2011, compared to 2.33% during the same period in 2010. Average interest-bearing liabilities decreased $125.9 million, or 19.24%, to $528.2 million during the nine month period ending September 30, 2011, compared to $654.1 million during the prior year period. The decrease was attributed to decreases in time deposits and savings and money market deposits. Average time deposits decreased $129.7 million, or 39.90%, partially as a result of the Company not renewing $30.9 million of brokered deposits as they matured during 2010 and $6.8 million in brokered deposits that matured during 2011. The Company replaced brokered funds with core deposits by generating increased interest in our Performance Checking product and in February 2011 started offering a new product, Ultimate Checking. The Company also had several higher rate time deposit promotions mature in 2010 and 2011 and were renewed at a lower rate. As the renewal rate for these deposits was much lower, some time deposits were not renewed. Average savings and money market deposits decreased $4.5 million, or 5.25%, as customers have moved their funds into interest-bearing demand accounts, specifically Performance and Ultimate Checking accounts, as these products offer a more attractive rate. Interest-bearing demand deposits have increased $10.8 million, or 8.73%, however the interest expense associated with these accounts has declined $529,000, or 29.37%, as a result of lowering the interest rate paid on the Performance and Ultimate Checking accounts in response to a decline in the rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of the $82.5 million Federal Home Loan bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Average Balances, Yields and Rates

	$65,253	$65,253	$65,253	$65,253	$65,253	$65,253
	Nine Months Ended September 30,
	2011			2010
(In thousands)	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate
Assets
Federal funds sold and other short-term investments	$65,253	$115	0.24%	$108,774	$199	0.24%
Available-for-sale securities – taxable	69,300	919	1.77	88,966	1,543	2.32
Mortgage loans held for sale	2,658	86	4.33	5,067	177	4.67
Loans, net of unearned discount and fees	469,312	18,862	5.37	524,014	20,969	5.35
Federal Home Loan and Federal Reserve Bank Stock	6,364	137	2.88	6,262	138	2.95

Total earning assets	612,887	20,119	4.39	733,083	23,026	4.20

Cash and due from banks – non-interest bearing	34,815			37,357
Allowance for possible loan losses	(14,004)			(18,947)
Premises and equipment, net	16,088			16,692
Other assets	38,957			38,816

Total assets	$688,743			$807,001

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$134,825	$1,272	1.26%	$123,996	$1,801	1.94%
Savings and money market deposits	81,540	267	0.44	86,059	335	0.52
Time deposits	195,431	2,980	2.04	325,175	6,307	2.59

Total interest-bearing deposits	411,796	4,519	1.47	535,230	8,443	2.11

Other interest-bearing liabilities	16,985	31	0.24	17,720	32	0.24
Long-term debt	99,452	2,607	3.50	101,160	2,922	3.86

Total interest-bearing liabilities	528,233	7,157	1.81	654,110	11,397	2.33

Non-interest bearing deposits	97,010			87,323
Other liabilities	7,922			6,227
Stockholders’ equity	55,578			59,341

Total liabilities and stockholders’ equity	$688,743			$807,001

FTE Net interest income/spread		$12,962	2.58%		$11,629	1.87%

FTE Net interest margin			2.83%			2.12%

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

Changes in Interest Income and

Expense Volume and Rate Variances

	Nine Months Ended September 30, 2011 compared to 2010
	Change Due to Rate	Change Due to Volume	Total Change

(In thousands)
Federal funds sold and other short-term investments	$—	$(84)	$(84)
Available-for-sale securities – taxable	(365)	(259)	(624)
Mortgage loans held for sale	(13)	(78)	(91)
Loans, net of unearned discount and fees	130	(2,237)	(2,107)
Federal Home Loan and Federal Reserve Bank Stock	(4)	3	(1)

Total interest income	(252)	(2,655)	(2,907)

Interest-bearing demand accounts	(690)	161	(529)
Savings and money market deposits	(53)	(15)	(68)
Time deposits	(1,342)	(1,985)	(3,327)
Other interest-bearing liabilities	—	(1)	(1)
Long-term debt	(271)	(44)	(315)

Total interest expense	(2,356)	(1,884)	(4,240)

Net interest income	$2,104	$(771)	$1,333

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

The provision for loan losses recorded for the third quarter of 2011 was $700,000 compared to no provision in the same period of 2010. For the nine months ended September 30, 2011 the provision for loan losses recorded was $2.7 million compared to $1.5 million for the same period in 2010, an increase of $1.2 million, or 86.21%. Management assessed the loan portfolio, specifically the non-performing loans, on a credit by credit basis, to assess the reserve requirement. Based on analysis of the loan portfolio, a provision for loan losses was deemed necessary for the three and nine month period ended September 30, 2011. The provision for this period was primarily the result of the decline in credit quality of a developer portfolio and the decline in real estate value on two commercial real estate properties and one construction property. While the Company experienced an increase in the provision for loan losses related to construction and commercial real estate loans, the Company has experienced improvement within the loan portfolio with a reduction in non-performing loans by $19.2 million, or 63.17%, since December 31, 2010 and $20.4 million, or 64.63% since September 30, 2010. The Company has also experienced a reduction in loans past due greater than 30 days, excluding the non-performing loans above, by $2.5 million, or 53.09%, since September 30, 2010. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the adverse real estate and construction industry and general economic conditions are more prolonged than management anticipates, the Company could experience higher than anticipated loan losses in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Loans held for sale fee income	$675	$1,007	$1,513	$2,391
NSF charges and service fees	223	249	687	827
Other service charges	574	546	1,672	1,501
Realized gains on available-for-sale securities	—	342	—	437
Other income	245	429	694	716

Total non-interest income	$1,717	$2,573	$4,566	$5,872

Non-interest income decreased $856,000, or 33.27%, to $1.7 million during the three month period ended September 30, 2011, from $2.6 million during the three month period ended September 30, 2010. Non-interest income for the nine month period ended September 30, 2011 was $4.6 million, a decrease of $1.3 million, or 22.24%, from $5.9 million for the nine months ended September 30, 2010. The decrease was the result of lower mortgage loans held for sale fee income of $332,000, or 32.97%, for the three months ended September 30, 2011, and $878,000, or 36.72%, for the nine months ended September 30, 2011, due to lower residential mortgage loan origination and refinancing volume during 2011 as a result of the economic environment. Sustainability of the level of our loans held for sale fee income is primarily dependent on the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Also contributing to the decrease in non-interest income was a decline in service fee income, specifically non-sufficient funds (NSF) charges and service fees. NSF and service charges fee income decreased by $26,000, or 10.44%, for the three months ended September 30, 2011, and decreased $140,000, or 16.93%, for the nine months ended September 30, 2011 due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts.

Other changes reflected in non-interest income include an increase in other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, by $28,000, or 5.13%, for the three months ended September 30, 2011 and an increase of $171,000, or 11.39%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase was primarily attributed to income generated from signature based debit card transactions associated with our Performance and Ultimate Checking products and increased activity in trust services. For the three months ended September 30, 2011, other non-interest income decreased by $184,000, or 42.89%, as compared to the same period in the prior year. This decrease was due to losses realized as a result of recording the net fair value of mortgage loan-related commitments of $18,000 compared to a gain of $133,000 for the same period in 2010. Other non-interest income decreased by $22,000, or 3.07%, for the nine months ended September 30, 2011, due to the effect of recording the net fair value of certain mortgage loan commitments. The net fair value of mortgage loan-related commitments recorded for the nine months ended September 30, 2011 was a loss of $264,000 compared to a loss of $46,000 for the same period in 2010. The fair value on these commitments will fluctuate based on the market rates for mortgage loans. This decrease was partially offset by higher gains realized on the sale of foreclosed assets as a result of the sale of several larger other real estate properties during 2011 and increased rental income from properties held in foreclosed assets as compared to prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Salaries and employee benefits	$2,813	$2,964	$8,353	$8,800
Net occupancy expense	682	704	1,963	2,104
Other operating expenses	4,177	2,473	9,426	7,816

Total non-interest expense	$7,672	$6,141	$19,742	$18,720

Non-interest expense increased by $1.5 million, or 24.93%, to $7.7 million during the three month period ended September 30, 2011, compared to $6.1 million during the prior year period. The change was attributed to an increase in other operating expenses of $1.7 million, or 68.90%, as a result of the Company recording a provision for other real estate owned of $1.5 million compared to a provision of $124,000 for the same period in 2010 due to a decline in real estate value related to specific foreclosed properties. In addition, expenses related to other real estate owned increased $355,000, or 126.72%, as compared to the same period in 2010. The increase in other operating expenses was partially offset by a decrease in FDIC deposit insurance assessment as a result of a decrease in the Company’s assessment base. The increase in non-interest expense was partially offset by a decrease in salaries and employee benefits of $151,000, or 5.09%, due to lower commissions paid during the period on residential mortgage loans originated and sold in the secondary market as a result of the decline in the volume of mortgage loan originations and refinancing for the period. In addition, net occupancy expense decreased $22,000, or 3.13%, due to lower depreciation expense, telephone and repairs and maintenance expense.

For the nine month period ended September 30, 2011 non-interest expense increased $1.0 million, or 5.46%, to $19.7 million compared to $18.7 million at September 30, 2010. The change was attributed to an increase in other operating expense of $1.6 million, or 20.60%, for the nine month period ended September 30, 2011 compared to the same period in the prior year. This increase was the result of the Company recording a provision for other real estate owned of $2.1 million compared to a provision of $302,000 for the same period in 2010 due to a decline in real estate value related to specific foreclosed properties. The Company could experience further provisions for other real estate owned if properties decline in value as they are periodically reassessed. The increase in other operating expenses was partially offset by decrease in FDIC deposit insurance assessment as a result of a decrease in the Company’s assessment base; as well the Company experienced a decrease in repossessed asset and data processing expenses. The increase in non-interest expense was partially offset by a decrease in salaries and employee benefits of $447,000, or 5.08%, as a result of lower commissions paid during the period on residential mortgage loans originated and sold in the secondary market due to the decline in the volume of mortgage loans originations and refinancing for the period. In addition, net occupancy expense decreased $141,000, or 6.70%, for the nine month period ended September 30, 2011, due to lower depreciation expense, telephone and repairs and maintenance expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets for the Company at September 30, 2011, were $677.5 million, a decrease of $45.6 million, or 6.30%, compared to $723.1 million at December 31, 2010. Deposits were $503.0 million compared with $541.2 million at December 31, 2010, a decrease of $38.2 million, or 7.06%. Stockholders’ equity was $51.9 million at September 30, 2011, compared with $57.2 million at December 31, 2010, a decrease of $5.3 million, or 9.19%.

Investments. Available-for-sale securities at September 30, 2011, totaled $65.0 million, reflecting a 2.11% increase from $63.6 million at December 31, 2010. The increase was a result of the purchase of $39.9 million in available-for-sale securities during 2011 to replace the $39.0 million securities called during the year.

Loans Held for Sale. Mortgage loans held for sale at September 30, 2011, totaled $4.3 million, a decrease of $3.9 million, or 47.28%, compared to $8.2 million at December 31, 2010. The volume of mortgage loans held for sale originated during 2011 slowed as a result of the economic environment.

Loans. Loans at September 30, 2011, totaled $455.4 million, reflecting a decrease of $37.1 million, or 7.53%, compared to $492.5 million at December 31, 2010. The decrease in the loan portfolio was attributed to loans paying off, lower loan originations due to the current economic conditions and loan foreclosures. The loan to deposit ratio at September 30, 2011, was 90.53% compared to 90.99% at December 31, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth our non-performing assets as of the dates indicated:

Non-Performing Assets

	As of
	September 30,	September 30,	December 31,
(In thousands)	2011	2010	2010
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	1,589	653	2,896
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	2,171	12,314	10,088
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	4,102	11,697	10,417
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	955	530	1,211
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	2,365	6,137	5,553
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	—	230	140
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	—	53	52
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	11,182	31,614	30,357

Foreclosed assets held for sale	28,704	21,362	20,144

Total non-performing assets	$39,886	$52,976	$50,501

Total non-performing loans to total loans	2.46%	6.32%	6.16%
Total non-performing loans to total assets	1.65%	4.19%	4.20%
Allowance for loan losses to non-performing loans	115.29%	53.97%	48.53%
Non-performing assets to loans and foreclosed assets held for sale	8.24%	10.16%	9.85%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing loans decreased 63.17% to $11.2 million at September 30, 2011, from $30.4 million at December 31, 2010. The decrease in non-performing loans was attributed to decreases in non-performing commercial real estate loans by $7.9 million, construction loans by $6.3 million and residential real estate loans by $3.2 million since December 31, 2010. The decrease in commercial real estate loans was the result of the foreclosure on one credit relationship and the result of two credit relationships being upgraded to pass rated loans as a result of improvement in the credit quality of the borrowers and the borrowers have shown a history of paying as agreed. The decrease in construction loans was primarily the result of the foreclosure on two builder portfolios and the decrease in residential real estate was primarily the result of the foreclosure on two builder portfolios. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Foreclosed assets held for sale were $28.7 million as of September 30, 2011, as compared to $20.1 million at December 31, 2010. The Company has sold $3.7 million in foreclosed assets and has transferred $13.9 million in loans to foreclosed property during 2011. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

Summary of Loan Loss Experience and Related Information

	As of and for the
	Nine Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
(In thousands)	2011	2010	2010
Balance at Beginning of Period	$14,731	$20,000	$20,000

Loans Charged Off
Commercial loans	581	797	1,364
Commercial real estate loans	1,069	407	2,985
Construction loans	2,277	3,354	3,662
Home equity loans	555	125	387
Residential real estate loans	526	364	660
Lease financing	—	6	43
Consumer loans	—	—	7

Total loans charged-off	5,008	5,053	9,108

Recoveries
Commercial loans	174	382	390
Commercial real estate loans	26	125	171
Construction loans	46	104	123
Home equity loans	40	17	17
Residential real estate loans	150	7	11
Lease financing	25	14	14
Consumer loans	8	17	18

Total recoveries	469	666	744

Net Loans Charged Off	4,539	4,387	8,364
Provision for Loan Losses	2,700	1,450	3,095

Balance at End of Period	$12,892	$17,063	$14,731

Loans Outstanding
Average	$469,312	$524,014	$518,010
End of period	$455,388	$500,228	$492,454
Ratio of Allowance for Loan Losses to Loans Outstanding
Average	2.75%	3.26%	2.84%
End of period	2.83%	3.41%	2.99%
Ratio of Net Charge-Offs to
Average loans	0.97%	0.84%	1.61%
End of period loans	1.00%	0.88%	1.70%

The allowance for loan losses as a percent of total loans was 2.83% as of September 30, 2011, compared to 2.99% as of December 31, 2010. The ratio of net charge-offs to average loans has improved since December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits. Deposits decreased by $38.2 million, or 7.06%, to $503.0 million as of September 30, 2011, compared with $541.2 million at December 31, 2010. The decrease was primarily attributed to a decrease in time deposits of $52.7 million, or 23.76%. During the third quarter of 2011, the Company had a higher rate time deposit promotion mature and approximately $22.9 million were not renewed at this time due to the rate environment. As a result of lower time deposit rates, as time deposits mature some have not renewed or have invested their funds in a higher yielding product such as our Performance or Ultimate Checking accounts. The Company also did not renew $6.8 million in brokered deposits that matured in January 2011. The Company continues to work on replacing brokered funds with core deposits by generating interest in the Performance and Ultimate checking products, as well as other products offered by the Company.

Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $250,000 (excluding brokered deposits), were 89.30% and 86.48% of our total deposits at September 30, 2011, and December 31, 2010, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the Certificate of Deposit Account Registry Service (“CDARS”) are Bank customer relationships that management views as core deposits. If CDARS deposits under $250,000 placed in the CDARS program are added back, our core deposit ratio would be 93.95% at September 30, 2011, and 91.83% at December 31, 2010. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLB”), as well as the brokered deposit market to provide for additional liquidity needs and take advantage of opportunities for lower costs. If needed, FHLB borrowings are used to fund originations of mortgage loans held for sale. Advance availability with the FHLB fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at September 30, 2011, approximately $27.6 million was available.

In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at September 30, 2011, was approximately $25.2 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

The Company also uses the brokered market as a source of liquidity. As of September 30, 2011, excluding CDARS as described above, the Company had approximately $10.1 million in brokered deposits compared to $16.9 million at December 31, 2010, a decrease of $6.8 million, or 40.29%. The decrease in brokered deposits was the result of the Company not renewing the deposits as they matured during the first quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company has deferred the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust III due since March 31, 2009 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II due since April, 24, 2009. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares since May 15, 2009. As part of the agreement with the Treasury, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of September 30, 2011, the Company has accrued $5.0 million for interest and dividends on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be incurred without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.

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

Capital. At September 30, 2011, our total stockholders’ equity was $51.9 million and our equity to asset ratio was 7.66%. At September 30, 2011, our Tier 1 capital ratio was 10.53% compared to 11.39% at December 31, 2010, while our total risk-based capital ratio was 12.11% compared to 12.66% at December 31, 2010. As of September 30, 2011, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At September 30, 2011, the Bank’s Tier 1 capital ratio was 11.64% compared to 11.88% at December 31, 2010, while our total risk-based capital ratio was 12.91% compared to 13.15% at December 31, 2010. As of September 30, 2011, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy and interest rate risk policy are established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to our Bank Board of Directors. Our interest rate risk policy includes guidelines for exposure and monitoring interest rate fluctuations and establishes reporting requirements to the Bank Board of Directors. Our investment policy complements our funds management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification. Our liquidity contingency funding plan is established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our liquidity contingency funding plan sets guidelines for the Company to monitor and control its liquidity position as well as ensure appropriate contingency liquidity plans are actively in place and consistent with the current and forecasted needs of the Company.

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

We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at September 30, 2011 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	18.35%	6.63%
100 basis point rise	8.49%	3.79%
Base Rate Scenario	—	—
25 basis point decline	(2.55)%	(1.98)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The above table indicates that, at September 30, 2011, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our Performance and Ultimate Checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities – long-term FHLB advances and existing time deposits – would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.

The above table also indicates that, at September 30, 2011, in the event of a sudden increase in prevailing market rates, the economic value of our equity would increase. Given our current asset/liability position, a 100 and 200 basis point increase in interest rates will result in an increase in the economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 25 basis point decline in interest rates will result in a slight decrease in the economic value of our equity. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Blue Valley Ban Corp.

Date: November 10, 2011	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)