Form 10-K
period 2011-12-31
BLUE VALLEY BAN CORP
filed 2012-03-23
CIK 901842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act    Yes  ☐    No  ☒

As of January 31, 2012 1,732,844 shares of the Registrant’s common stock were held by non-affiliates. The aggregate market value of these common shares, computed based on the June 30, 2011 closing price of the stock, was approximately $9.5 million. As of January 31, 2012 the registrant had 2,879,158 shares of Common Stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Part III – Proxy Statement for the 2012 Annual Meeting of Stockholders

BLUE VALLEY BAN CORP.

FORM 10-K INDEX

Part I

Item 1:	Business

The Company and Subsidiaries

As used in this Form 10-K, unless we specify otherwise, “we,” “us,” “our,” and “Company” refers to Blue Valley Ban Corp., a Kansas corporation.

Blue Valley Ban Corp. is a bank holding company organized in 1989. The Company’s primary wholly-owned subsidiary, Bank of Blue Valley (the “Bank”), was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a demographically attractive area within the Kansas City, Missouri - Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of the Company has been to take advantage of the anticipated growth in the market area as well as to serve the needs of small and mid-sized commercial borrowers. These are customers we believe currently are underserved as a result of banking consolidations in the industry and within our market.

We have experienced significant internal growth since the Company’s inception. As of December 31, 2011, we had five full service banking centers in Johnson County, Kansas, including our principal office and full-service banking centers in Leawood, Lenexa, Olathe and Shawnee, Kansas.

Our lending activities are focused on commercial, commercial real estate, construction, home equity and residential real estate lending. The Company strives to identify, develop and maintain diversified lines of business which provide acceptable risk-adjusted returns. In addition, the Bank provides lease financing and consumer lending.

We seek to develop lines of business which diversify our revenue sources, increase our non-interest income and offer additional value-added services to our customers. We develop these new or existing lines of business while monitoring related risk factors. In addition to fees generated in conjunction with lending activities, the Company derives non-interest income by providing mortgage origination, deposit and cash management, and trust and investment brokerage services.

In addition to the Bank, as of December 31, 2011, the Company had two wholly-owned subsidiaries: BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures. At December 31, 2008, the Company owned 100% of Blue Valley Building Corp., which owns the buildings and real property that comprise our headquarters, operations facility and the Leawood banking center. As of March 31, 2009, the Company contributed 100% of the outstanding shares of Blue Valley Building Corp. to the Bank.

The Company had a 49% ownership in Homeland Title, LLC through March 2009, at which time the Company terminated its ownership interest in Homeland Title, LLC. Homeland Title, LLC was established in June 2005 and provided title and settlement services. This entity is no longer in operation.

The Company’s principal executive offices are located at 11935 Riley, Overland Park, Kansas 66225-6128, and our telephone number is (913) 338-1000.

Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.

Our Market Area

The Company operates primarily as a community bank, serving the banking needs of small and medium-sized companies and individuals in the Kansas City MSA. Specifically, our trade area consists of Johnson County, Kansas, Wyandotte County, KS and Jackson County, MO. We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics makes us competitive in the Kansas City MSA.

The income levels and growth rate of Johnson County, Kansas compare favorably to national averages. Johnson County’s population growth rate ranks in the top 8.85% of counties nationally, and its per capita income ranks in the top 1.34% of counties nationally. Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA. According to available industry data, as of June 30, 2011, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $14.4 billion, which represented 23.63% of total deposits in the state of Kansas and 33.00% of total deposits in the Kansas City MSA.

As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become a highly developed retail area in the Kansas City MSA. Our Olathe, Kansas facility is located approximately eight miles southwest of our main office and opened in 1994. The Shawnee, Kansas banking facility is approximately 17 miles northwest of our headquarters location. We entered into the Shawnee market in 1999 and in the first quarter of 2001, construction of our freestanding banking facility in Shawnee was completed and operations commenced in that facility. The Leawood, Kansas banking facility is approximately four miles southeast of our headquarters location. We entered into the Leawood market in 2002 and in the second quarter of 2004, construction of our freestanding banking facility in Leawood was completed and operations commenced in that facility. During 2003 we acquired an office building in Overland Park, Kansas approximately one mile northwest of our headquarters location. At this location, we consolidated our mortgage operations, bank operations, and opened a banking facility. The banking facility was subsequently closed and consolidated into the main bank in November 2008. During 2010, our mortgage operation was consolidated into the main bank and the Company listed the office building for lease or possible sale. The Lenexa, Kansas banking facility is approximately seven miles northwest of our headquarters location. The Lenexa facility was opened in February 2007 when we acquired Unison Bancorp, Inc., and its subsidiary, Western National Bank. The Company made this acquisition to continue its expansion in Johnson County and to establish the Company’s first presence in the Lenexa market.

Lending Activities

Overview. Our principal loan categories include commercial, commercial real estate, construction, home equity and residential real estate loans. We also offer a variety of equipment financing and consumer loans. Our primary source of interest income is interest earned on our loan portfolio. As of December 31, 2011, our loans represented approximately 67.06% of our total assets, our legal lending limit to any one borrower was $19.3 million, and our largest single borrower as of that date had outstanding loans of $15.4 million.

The ability of financial institutions, including us, to originate loans has been substantially reduced due to current economic conditions. However, the Company continues to look for lending opportunities within our community. Our staff has significant experience in lending and has been successful in offering our products to both potential and existing customers. We believe our staff is attentive to our customers’ financial needs and develops professional relationships with our customers. We strive to become a strategic business partner, not just a source of funds.

The Bank conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These policies currently require the approval of our loan committee of all commercial credits in excess of $1.5 million, all real estate credits in excess of $2.5 million, and all unsecured loans in excess of $300,000. The Bank’s policies delegate lending authority up to these amounts to an internal loan discount committee comprised of the Bank’s President and three senior loan management officers. Our management information systems and lending administration policies and procedures are designed to monitor lending activities sufficiently to mitigate the risk of noncompliance with the loan policies. The following table shows the composition of our loan portfolio at December 31, 2011.

LOAN PORTFOLIO

	As of December 31, 2011
	Amount	Percent
	(In thousands)
Commercial	$130,398	29.71%
Commercial real estate	154,109	35.12
Construction	48,438	11.04
Home equity	59,750	13.61
Residential real estate	37,882	8.63
Lease financing	2,268	0.52
Consumer	5,998	1.37

Total loans and leases	438,843	100.00%
Less allowance for loan losses	13,189

Loans, net of allowance for loan losses	$425,654

Commercial loans. As of December 31, 2011, approximately $130.4 million, or 29.71%, of our loan portfolio represented commercial loans. The Bank has developed a strong reputation in providing and servicing small business and commercial loans. The commercial portfolio is the result of the efforts of seasoned commercial lending staff, their business development efforts and our reputation. Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

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

Included in commercial loans are Small Business Administration (SBA) loans which totaled approximately $5.7 million, or 4.40% of commercial loans at December 31, 2011. Of the $5.7 million in SBA loans, $4.3 million was government guaranteed. The SBA guarantees the repayment in the event of a default of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan. Under the Federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum loan amount of $5.0 million to any one borrower. The Bank is approved to participate in the SBA Certified Lender, SBA Express and Patriot Express Programs and is an active SBA lender in our market area.

Commercial lending is subject to risks specific to the business of each borrower. In order to address these risks, the Bank seeks to understand the business of each borrower, place appropriate value on any collateral pledged to secure the loan or personal guarantee, and structure the loan amortization to maintain the value of any collateral during the term of the loan.

Commercial real estate loans. The Bank also makes loans to provide permanent financing for retail and office buildings, hotels and churches. As of December 31, 2011, approximately $154.1 million, or 35.12%, of our loan portfolio represented commercial real estate loans. Our commercial real estate loans are underwritten on the basis of the appraised value of the property, the cash flow of the underlying property, and the financial strength of any guarantors.

Risks inherent in commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. Commercial real estate lending involves more risk than residential real estate lending because loan balances may be greater, there are fewer alternative uses for the property, and repayment is dependent on the borrower’s operations. We attempt to mitigate these risks by carefully assessing property values, investigating the source of cash flow servicing the loan on the property and adhering to our lending and underwriting policies and procedures.

Construction loans. Our construction loans include loans to developers, home building contractors and other companies and consumers for the construction of single-family and multi-family properties, land development, and commercial buildings, such as retail and office buildings. As of December 31, 2011, approximately $48.4 million, or 11.04%, of our loan portfolio represented real estate construction loans. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. The Bank’s experience and reputation in this area has enabled the Bank to focus on relationships with a smaller number of larger builders. Construction loans are made to qualified builders to build houses to be sold following construction, pre-sold houses and model houses. These loans are generally underwritten based on several factors, including the experience and current financial condition of the borrowing entity, amount of the loan to appraised value, and general conditions of the housing market with respect to the subdivision and surrounding area obtained from a third party reporting entity. Construction loans are also made to individuals for houses that are being constructed by builders with whom the Bank generally has an existing relationship. Such loans are made on the basis of the individual’s financial condition, the loan to value ratio, the reputation of the builder, and whether the individual will be pre-qualified for permanent financing. During the last three years, the Bank has experienced a decline in construction loans originated, specifically in residential real estate construction and land development, as a result of the continued decline in the real estate industry and the continued slow down in new housing construction.

Risks related to construction lending include assessment of the market for the finished product, reasonableness of the construction budget, ability of the borrower to fund cost overruns, and the borrower’s ability to liquidate and repay the loan at a point when the loan-to-value ratio is the greatest. The Bank seeks to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw.

Home equity loans. As of December 31, 2011, our home equity loans totaled $59.7 million, or 13.61%, of our total loan portfolio. Home equity loans are generally secured by second liens on residential real estate. Home equity loans are subject to the same risks as other loans to individuals, including the financial strength and employment stability of the borrower. The Bank attempts to mitigate these risks by carefully verifying and documenting the borrower’s credit quality, employment stability, monthly income, and understanding and documenting the value of the collateral.

Residential real estate loans. Our residential real estate loan portfolio consists primarily of first and second mortgage loans on residential properties. As of December 31, 2011, $37.9 million, or 8.63%, of our loan portfolio consisted of residential mortgage loans. The terms of these loans typically include 3 to 7 year balloon payments based on a 15 to 30 year amortization, and accrue interest at a fixed or variable rate. By offering these products, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.

In addition, we originate residential mortgage loans with the intention of selling these loans in the secondary market. During 2011, we originated approximately $66.0 million of residential mortgage loans held for sale, and we sold approximately $68.7 million in the secondary market. We originate conventional first mortgage loans through referrals from real estate brokers, builders, developers, prior customers and media advertising, as well as through our internet website, InternetMortgage.com. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. To reduce interest rate risk on mortgage loans sold in the secondary market, we acquire forward commitments from investors prior to loan closing.

Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources. The lender reviews the appraised value, credit report, debt service ratios, and gathers data during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to maximize per loan profits while minimizing the risks and costs associated with retaining servicing rights. Commitments are obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment. Interest rates are generally committed to the borrower when a rate commitment is obtained from the investor. Loans are funded by the Bank and purchased by the investor within 30-45 days following closing pursuant to commitments obtained from the investor. We sell conventional FHA, VA, USDA conforming and jumbo loans that are available to the Bank via the various secondary market investors for cash on a limited recourse basis. In our recent experience, we have not been asked to repurchase significant amounts of loans. The Bank repurchased one loan during 2011 and did not repurchase any loans in 2010. Consequently, foreclosure losses on all sold loans are primarily the responsibility of the investor and not that of the Bank.

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

Lease financing. Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties. As of December 31, 2011, our lease portfolio totaled $2.3 million, or 0.52%, of our total loan portfolio. We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years. We have provided lease financing in the past and will continue to do so for our customers. However, we do not expect to pursue lease financing unless the lessor maintains an ongoing relationship with the Bank through participation in other Bank product offerings. As a result of a reduction in force in our leasing department during 2008, we expect the lease portfolio to continue to decrease over time. Our leases are generally underwritten based on several factors, including the overall credit worthiness, experience and current financial condition of the lessee, the amount of the financing to collateral value, and general conditions of the market.

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

Consumer loans. As of December 31, 2011, our consumer loans totaled $6.0 million, or 1.37% of our total loan portfolio. A substantial part of this amount consisted of installment loans to individuals in our market area. Installment lending offered directly by the Bank in our market area includes automobile loans, recreational vehicle loans, home improvement loans, unsecured lines of credit and other loans to individuals. A portion of the Bank’s consumer loan portfolio consists of indirect automobile loans offered through automobile dealerships located primarily in our trade area. As of December 31, 2011, approximately $308,000, or 5.14%, of the Bank’s consumer loan portfolio represented indirect automobile loans. The Bank’s loans made to individuals through this program generally represent loans to purchase new or late model automobiles. The Bank’s consumer and other loans are underwritten based on the borrower’s income, current debt, past credit history, collateral, and the reputation of the originating dealership with respect to indirect automobile loans.

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

The Company invests primarily in obligations of agencies of the United States. Although direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, mortgage-backed securities and bank-qualified obligations of state and local political subdivisions are permitted by our investment policy, we currently do not hold any in our portfolio. In order to ensure the safety of principal, the Company does not invest in sub-prime mortgages and typically does not invest in corporate debt or other securities even though they are permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, act as a net seller or purchaser of these funds. The sale of federal funds is effectively a short-term loan from us to another bank; while conversely, the purchase of federal funds is effectively a short-term loan from another bank to us.

Deposit Services

The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s banking centers, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits. Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income, a low-cost source of funds and cross-marketing opportunities. Since 2001, the Bank has realized deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank. The Bank’s Performance Checking product has proven to be an attractive product in our market area as it pays a higher rate than most checking accounts as long as the customer meets the requirements of at least 12 signature based debit card transactions and at least one direct deposit or ACH debit each statement qualification cycle. In February 2011, the Bank introduced the Ultimate Checking product which has also been an attractive product in our market area. The Ultimate Checking product is an interest-bearing demand product that pays a higher tiered rate of interest based on the dollar amount of signature based debit card transactions and the customer must have at least one direct deposit or ACH debit each statement qualification and be enrolled in e-statements. The Bank realizes non-interest income from the signature based debit card transactions that, when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Bank. The Bank also offers a money market account which is a daily access account that bears a tiered rate of interest and allows for limited check-writing ability. We believe transaction and money market accounts to be a stable source of funding for the Bank and provide us with the potential to cross-sell additional services to these account holders.

Time deposits and savings accounts also provide a relatively stable customer base and source of funding. Due to the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also as compared to other alternative funding sources. In setting deposit rates, management also considers profitability, the matching of term lengths with assets, the attractiveness to customers, and rates offered by our competitors. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) which effectively gives depositors Federal Deposit Insurance Corporation (FDIC) insurance on amounts of certificate of deposits greater than FDIC insurance coverage, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. The Bank’s Funds Management policy allows for acceptance of brokered deposits excluding CDARS, up to 20% of total deposits, which can be utilized to support the growth of the Bank. As of December 31, 2011, the Bank had $10.1 million in brokered deposits excluding deposits in the CDARS program, or 2.07% of total deposits. The Bank had $24.4 million of customer funds placed into the CDARS program at December 31, 2011.

Trust Services

The Bank began offering trust services in 1996. Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company. The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers. Trust services are marketed to both existing Bank customers and new customers. We believe that the ability to offer trust services as a part of our financial services to customers of the Bank presents a significant cross-marketing opportunity. The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial trust accounts. As of December 31, 2011, the Bank’s trust department administered 258 accounts, with assets under administration of approximately $129.6 million. Trust services provide the Bank with a source of fee income and additional deposits. In 2011, the amount of our gross fee income from trust services was $527,000.

Investment Brokerage Services

In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer. These services are currently offered at all of our locations. Four individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer. As of December 31, 2011, the Bank’s investment brokerage services had assets under administration of approximately $80.5 million. Investment brokerage services provide a source of fee income for the Bank. In 2011, the amount of our fee income generated from investment brokerage services was $387,000.

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

Trademarks

As of December 31, 2011 the Bank had the following registered trademarks:

Bank of Blue Valley

DEPOSIT I.T.

INTERNETMORTGAGE.COM

Employees

At December 31, 2011, the Bank had approximately 173 total employees, with 162 full-time employees. The Company and its other subsidiaries do not have any employees. None of the Bank’s employees are subject to a collective bargaining agreement. We consider the Bank’s relationship with its employees to be excellent.

Directors and Executive Officers of the Registrant

For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2011, and their principal positions.

Name	Age	Positions
Directors

Robert D. Regnier	63	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley Ban Corp.; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank
Donald H. Alexander	73	Director of Blue Valley Ban Corp. and the Bank
Michael J. Brown	55	Director of Blue Valley Ban Corp.
Robert D. Taylor	64	Director of Blue Valley Ban Corp. and Chairman of the Audit Committee of Blue Valley Ban Corp.

Additional Directors of the Bank

Harvey S. Bodker	76	Director of the Bank
Richard L. Bond	76	Director of the Bank
Suzanne E. Dotson	65	Director of the Bank
Charles H. Hunter	69	Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino	45	Executive Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley Ban Corp.
Bruce A. Easterly	52	Executive Vice President – Chief Lending Officer of the Bank
Bonnie M. McConnaughy	52	Senior Vice President – Deposit Operations and e-Business Solutions of the Bank

Available Information

Our website address is http://www.bankbv.com. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this report. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports can be obtained free of charge from our website. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities Exchange Commission (“SEC”). These reports are also available on the SEC’s website at http://www.sec.gov.

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

•

Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad powers to enforce consumer protection laws and ensure that markets for consumer financial products and services are fair, transparent and competitive.

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

•

Restricts the ability of banks to apply trust preferred securities toward regulatory capital requirements. However, Tier 1 Capital treatment for trust preferred securities issued before May 19, 2010 is grandfathered for bank holding companies with less than $15 billion in total assets. Blue Valley Ban Corp.’s trust preferred issuances are grandfathered under this provision.

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

The Transaction Account Guarantee Program provided full coverage of non-interest bearing transaction accounts at participating insured depository institutions, regardless of the dollar amount. The Transaction Account Guarantee Program originally was effective through December 31, 2009. This program was extended through December 31, 2010 if opted by the participating entity. Financial institutions participating in the Transaction Account Guarantee Program were assessed a fee of ten basis points (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2009 and fees of 15 to 25 basis points (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2010 depending on the risk category assigned to the institution. The Bank was a participant in the Transaction Account Guarantee Program. As a result of the Dodd-Frank Act, unlimited deposit coverage for non-interest bearing accounts will be provided at all insured depository institutions starting January 1, 2011 until December 31, 2012.

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

Source of Strength. The Federal Reserve expects the Company to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. As of December 31, 2011, BVBC Capital Trust II and BVBC Capital Trust III are the Company’s only active direct subsidiaries that are not banks.

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

Under the terms of the Capital Purchase Plan, for so long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited from declaring or paying a common stock dividend in an amount greater than the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions. At the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly payment on the preferred shares due to the Treasury since May 15, 2009. Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The dividend payment due August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected a director to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued $3.2 million for the dividends and accrued interest and has every intention to bring the obligation current as soon as permitted. For additional information, see the liquidity and capital resources section under Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Bank Regulations

The Bank operates under a Kansas state bank charter and is subject to regulation by the Office of the State Bank Commissioner and the Federal Reserve Bank. The Office of the State Bank Commissioner and the Federal Reserve Bank regulate or monitor all areas of the Bank’s operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, loans, investments, borrowings, record keeping, establishment of branches, acquisitions, mergers, information technology and employee responsibility and conduct. The Office of the State Bank Commissioner places limitations on activities of the Bank, including the issuance of capital notes or debentures and the holding of real estate and personal property, and requires the Bank to maintain a certain ratio of reserves against deposits. The Office of the State Bank Commissioner requires the Bank to file a report annually, in addition to any periodic report requested.

The Board of Directors of the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have substantially complied with all terms of the written agreement.

Deposit Insurance. The FDIC, through its Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable limits of the FDIC. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the current standard maximum deposit insurance amount to $250,000. The FDIC bases deposit insurance premiums on each FDIC-insured institution based on the perceived risk each bank presents to its Deposit Insurance Fund. Each institution is assigned to one of the four risk categories based on its capital, supervisory ratings and other factors. In October 2010, the FDIC adopted a new deposit insurance fund restoration plan to ensure the fund reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC at least semi-annually will update its loss and income projections for the deposit insurance fund, and, if needed, will increase or decrease assessment rates, following notice-and commend rulemaking if required. In February 2011, the initial assessment rates along with the assessment base were adjusted effective April 1, 2011. This change effectively lowered the assessment rate ranges for each risk category. Under the FDIC’s risk-based assessment rules, assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV.

In addition to deposit insurance premiums, institutions also pay an assessment based on insured deposits to service debt issued by the Financing Corporation (FICO assessment), a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. For the fourth quarter of fiscal year 2011, the annual rate for this assessment was 0.68 basis points for each $100 in domestic deposits. FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and the rate adjusted to 0.66 basis points for the first quarter 2012. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

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

As of December 31, 2011, the Bank had capital in excess of the regulatory requirements for a “well capitalized” institution.

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

Federal Deposit Insurance Corporation Improvement Act. The Bank, having over $500 million in total assets, is subject to requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA 112). The primary purpose of FDICIA 112 is to provide a framework for early risk identification in financial management through an effective system of internal controls. Annual reporting requirements under FDICIA are as follows: (1) Annual audited financial statements; (2) Management report stating management’s responsibility for preparing the institution’s annual financial statements, establishing and maintaining an adequate internal control structure and procedures for financial reporting and for complying with laws and regulations, and assessment by management of the institution’s compliance with such laws and regulations; and (3) For insured depository institutions with consolidated total assets over $1.0 billion or more, the independent public accountant who audits the institution’s financial statements shall examine, attest to, and report separately on the assertion of management concerning the effectiveness of the institution’s internal control structure and procedures for financial reporting.

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

Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts. For net transaction accounts in 2012, the first $11.5 million, up from $10.7 million in 2011, is exempt from reserve requirements. A three percent reserve ratio will be assessed on net transaction accounts over $11.5 million up to and including $71.0 million, up from $58.8 million in 2011. A ten percent reserve ratio is assessed on net transaction accounts in excess of $71.0 million (subject to adjustment by the Federal Reserve). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

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

An investment in securities issued by the Company is subject to risks inherent to our business. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and they are not necessarily presented in order of significance. Additional risks and uncertainties could also adversely affect the Company’s business and financial results. If any one or a combination of these risks occurs, our business, financial condition or results of operations could be adversely affected and the market price of the Company’s stock could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitute forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ from those expressed in any forward-looking statements.

Difficult market conditions have adversely affected the Company’s industry and may continue to affect the industry.

We are particularly exposed to downturns in the U.S. real estate market. Dramatic declines over the past three years in the housing market, with falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, as a result of the concern regarding the stability of the financial markets and the strength of counterparties. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and could further negatively affect the Company’s financial results.

Our loan portfolio is concentrated in real estate lending, which has made and will make our loan portfolio more susceptible to credit losses in the current real estate market.

The new home real estate market in our geographic market area has declined. Our loan portfolio has a concentration in real estate construction, land development loans, and commercial real estate loans, most of which are located in our market area. We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate market and general economy. As a result, our non-performing assets and allowance for loan losses remained high during 2010 and 2011. If the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and may result in increased credit losses in these loans and additional loan foreclosures.

Current levels of market volatility.

The capital and credit markets have been experiencing significant volatility and disruption over the last few years. In certain cases, this volatility has resulted in downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility and disruption continue or worsen, there can be no assurance that we will not experience an adverse effect on our ability to access capital, if needed or desired, and on our business, financial condition and results of operation.

Our future ability to raise capital may be limited.

Our ability to raise capital in the current economic and regulatory environment may be limited. During fiscal year 2008, we completed a rights offering in which we sold $5.2 million worth of our common stock to certain existing stockholders at a price of $18 per share. In addition to the rights offering in 2008, we participated in the U.S. Treasury’s CPP program. Through that program, Treasury purchased 21,750 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A. This raised $21.75 million in additional capital. Should it become necessary to raise capital, opportunities to do so will not be as readily identifiable, and will likely be on less favorable terms than those previously available.

The Company and the Bank are subject to extensive governmental regulation.

The Company and the Bank are subject to extensive governmental regulation. The Company, as a bank holding company, is regulated primarily by the Federal Reserve Bank. The Bank is a commercial bank chartered by the State of Kansas and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the State Banking Commissioner of Kansas (OSBC). These federal and state bank regulators have the ability, to place significant regulatory and operational restrictions upon the Company and the Bank. Any such restrictions imposed by federal and state bank regulators could affect the profitability of the Company and the Bank. The Company and the Bank entered into a written agreement in November 2009 with the Federal Reserve Bank of Kansas City. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practice and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares or stock, or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have substantially complied with all terms of the written agreement. If the Company and Bank are not able to continue to comply with the agreement, they could be subject to further regulatory enforcement action.

If we are unable to pay our Preferred Shares dividend, the holder of the Preferred Shares may have additional rights.

Under the Capital Purchase Plan, failure to pay the Preferred Shares dividend is not considered an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holder of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. The Company has deferred quarterly Preferred Share dividends since May 15, 2009. The dividend payment due on August 15, 2010 was the sixth dividend payment deferred by the Company. At this time, the Treasury has not elected any directors to serve on the Company’s board; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for these dividends and it intends to bring the obligation current as soon as permitted.

Our operations may be adversely affected if we are unable to maintain and increase our deposit base and secure adequate funding.

The Company funds its banking and lending activities primarily through demand, savings and time deposits and, to a lesser extent, lines of credit, sale/repurchase facilities from various financial institutions, and Federal Home Loan Bank borrowings. The success of our business depends in part on our ability to maintain and increase our deposit base and our ability to maintain access to other funding sources. Our inability to obtain funding on favorable terms, timely basis, or at all, would adversely affect our operations and financial condition.

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

Our success is dependent to a significant extent upon the general economic conditions in the Kansas City MSA, including Johnson County, Kansas, and, in particular, the conditions for the small and medium-sized businesses that are the focus of our customer base. Further adverse changes in economic conditions in the Kansas City MSA, including Johnson County, Kansas, would impair our ability to collect loans, reduce our growth rate and have a negative impact on our overall financial condition. Adverse changes in the Kansas City MSA have already occurred and a continued downturn in the general economic conditions in the Kansas City MSA will continue to have an adverse effect on our overall financial condition.

The continued slowdown in real estate sales and a decrease in residential real estate values within our market areas have affected and may continue to affect our financial condition.

Non-performing assets and our provision for loan losses and other real estate owned have increased as a result of the downturn in economic conditions in the real estate market, continued slow down in home sales, and decline in median home prices and newly constructed homes. The housing industry in the Midwest has experienced a downturn since the last quarter of 2007 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in over-supply of housing inventory and increased foreclosure rates. As these market conditions continue, or deteriorate further, or as the slow economy continues to negatively impact the commercial non-residential real estate market, our results of operations will continue to be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.

If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, it will adversely affect our financial condition and results of operations.

Some borrowers may not have the ability to repay credit that we have extended to them. This risk is inherent in the banking business. Like all financial institutions, the Company maintains an allowance for loan losses to absorb probable loan losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio credit quality, economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. However, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will be sufficient to cover our future loan losses. Loan losses in excess of our reserves would have an adverse effect on our financial condition and results of operations. The loan loss provision related to loans secured by real estate has increased. This increase is a result of the continued industry wide decline in the real estate market and general economy. If the trend is prolonged and losses continue to increase, our results of operations would continue to be negatively impacted by higher loan losses.

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

The Company uses valuation methodologies, estimates and assumptions for certain assets measured at fair value and loan collateral which could be subject to differing interpretations and could result in changes to asset or collateral valuations that could have an impact on the Company’s financial condition or operating results.

The Company uses various valuation methodologies, estimates and assumptions when measuring the fair value of financial assets, liabilities, loan collateral and other real estate owned. Fair values and the information used to record valuation adjustments are based on quoted market prices, third-party appraisals and /or other observable inputs provided by third-party sources. Any changes in underlying factors, assumptions or estimates in any of these areas could impact the Company’s financial results.

It may be difficult to value certain assets if comparable sales become less frequent and/or market data becomes less observable. Assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment. In such cases, asset valuations may require more subjective judgment and estimates. The changing real estate market conditions could materially impact the valuation of assets and loan collateral as reported within the Company’s financial statements and changes in estimated values could vary significantly from one period to the next. Decreases in value may have a negative impact on the Company’s financial results.

The loss of our key personnel could adversely affect our operations.

We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Bruce A. Easterly, and Bonnie M. McConnaughy. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees; however, the Company has change in control agreements in place with Mr. Fortino, Mr. Easterly and Ms. McConnaughy. The change in control agreements include provisions regarding maintenance of the Company’s confidential information, non-solicitation and non-competition that would extend for a period of twelve months. If their employment were terminated, Mr. Fortino, Mr. Easterly, and Ms. McConnaughy would all lose unvested shares of Blue Valley Ban Corp. restricted stock awarded over the past three years as well as amounts awarded in their Long-Term Retention Bonus Pools. Mr. Regnier would lose unvested shares of Blue Valley Ban Corp. restricted stock awarded over the last three years. The Company has $1.0 million of bank owned life insurance on each employee named above with the Bank of Blue Valley as beneficiary of the policies. The Company has a $1 million “key person” life insurance policy on the life of Mr. Regnier.

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

Our capital level at December 31, 2011 was above the “well capitalized” level under regulatory definitions. However, continued losses could cause our capital level to fall to a level that is below the “well capitalized” level under regulatory definitions. Failure to maintain well capitalized status could result in adverse regulatory actions against us, as well as jeopardize our ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan advances, or unsecured Federal funds credit lines, and could damage our reputation in our deposit markets, possibly resulting in deposit declines that could decrease our liquidity. Additional significant increases in our allowance for loan losses, significant write-downs of assets, or other operating losses would decrease our capital levels further.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. The EESA authorizes the U.S. Treasury Department through the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities used by financial institutions and their holding companies. The Treasury allocated $250 billion to the TARP Capital Purchase Plan Program. The program was designed to attract broad participation by healthy institutions, to stabilize the financial system and to increase lending for the benefit of the U.S. economy. As part of the Capital Purchase Plan, the U.S. Treasury purchased debt and equity securities from participating institutions. The Company became a participant in the Capital Purchase Program in December 2008.

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

Various new regulations have been imposed over the past year, with additional regulations being proposed. Changing regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the way that financial institutions conduct their business. Complying with increased regulations may increase our costs and limit the availability of our business opportunities.

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

The Bank currently operates five full service banking centers, which includes our principal office located at 11935 Riley in Overland Park, Kansas, and an operations center location. In January 2009, the Company placed the 7900 College Boulevard location up for lease or possible sale. The portions of these premises listed below as subleased are leased to third parties. The following table sets forth the locations of the banking and operations centers, dates opened, mortgage indebtedness, and occupancy:

Location	Year Occupied	Mortgage Indebtedness as of December 31, 2011	Occupancy
Overland Park Banking Center 11935 Riley Overland Park, Kansas *	1994	None	100%

Olathe Banking Center 1235 E. Santa Fe Olathe, Kansas **	2001	None	100%

Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, Kansas **	2001	None	100%

Operations Center 7900 College Boulevard Overland Park, Kansas *	2003	None	27% occupied by the Bank; 15% occupied by one sublease; 58% is being marketed for sublease

Leawood Banking Center 13401 Mission Road Leawood, Kansas *	2004	None	45% occupied by the Bank, 49% occupied by five subleases; 6% is being marketed for sublease

Lenexa Banking Center 9500 Lackman Road Lenexa, Kansas **	2007	None	100%

*	The building is owned by Blue Valley Building Corp, which is owned 100% by the Bank.
**	The building is owned by the Bank.

Item 3:	Legal Proceedings

We are periodically involved in routine litigation incidental to our business. We are not a party to any pending litigation that we believe is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4:	Mine Safety Disclosures

No items are reportable.

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

We are a reporting company under the Securities Exchange Act of 1934, as amended, as a result of a trust preferred securities offering we completed during July 2000. Shares of our common stock have traded on the Over-The-Counter Bulletin Board (“OTCBB”) since July 2002 under the symbol “BVBC.” As of January 31, 2012, there were approximately 179 stockholders of record of our common stock. The following table sets forth the high and low bid prices of the Company’s common stock since the first quarter of 2010 based on closing stock price quotations provided by Yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
Fiscal Quarter
First	$8.00	$6.50	$10.25	$8.50
Second	8.00	5.50	9.75	7.00
Third	8.00	4.80	9.40	6.50
Fourth	6.00	4.10	8.00	5.50

Dividends

The Company did not declare a common stock dividend in 2009, 2010 or 2011.

The Company’s consolidated net income consists largely of the operations of the Bank; therefore, our ability to pay dividends on our common stock is subject to the receipt of dividends from the Bank. The ability of the Bank to pay dividends to us, and thus our ability to pay dividends to our stockholders, is regulated by federal banking laws. In addition, as we elect to defer interest payments on our outstanding junior subordinated debentures and dividends on our Preferred Shares, we are prohibited from paying dividends on our common stock during such deferral. As a result of an agreement with the Federal Reserve Bank (for more information see Regulatory Matters section in Management’s Discussion and Analysis of Financial Condition and Results of Operations), prior regulatory approval is currently required prior to the payment of any dividends by the Company or the Bank. After that agreement is terminated, our Board of Directors anticipates the ability to declare future dividends, subject to limitations imposed by regulatory capital guidelines and approval, as permitted by the Company’s profitability and liquidity. The date for termination of that agreement is not known. In addition, the Company is subject to dividend limitations as part of the Capital Purchase Plan. As long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited, without the consent of the Treasury, from declaring or paying a common stock dividend. The Company did not pay a cash dividend to our common stockholders in the fiscal years ended 2009, 2010 or 2011, and we do not know when we will be able to resume paying cash dividends.

Item 6:	Selected Financial Data

The following table presents our consolidated financial data as of and for the five years ended December 31, 2011, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K. The selected balance sheet and statements of operations data, insofar as they relate to the five years in the five-year period ended December 31, 2011, have been derived from our audited consolidated financial statements.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income:
Interest and fees on loans .	$25,277	$28,011	$33,996	$41,245	$47,194
Federal funds sold and other short-term investments	151	245	144	378	557
Available-for-sale securities	1,202	1,825	1,943	3,375	4,466
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	225	222	211	265	323

Total interest and dividend income	26,855	30,303	36,294	45,263	52,540

Interest expense:
Interest-bearing demand deposits	1,611	2,343	2,589	1,394	656
Savings and money market deposit accounts	346	438	490	2,402	6,362
Other time deposits	3,755	7,746	10,742	12,139	13,134
Funds borrowed	3,543	3,836	4,166	5,756	5,430

Total interest expense	9,255	14,363	17,987	21,691	25,582

Net interest income	17,600	15,940	18,307	23,572	26,958
Provision for loan losses	3,300	3,095	21,635	17,025	2,855

Net interest income (loss) after provision for loan losses	14,300	12,845	(3,328)	6,547	24,103

Non-interest income:
Loans held for sale fee income	2,120	3,506	2,785	2,136	3,160
NSF charges and service fees	944	1,062	1,472	1,641	1,418
Other service charges	2,276	2,021	1,778	1,658	1,412
Realized gains on available-for-sale securities	–	885	346	702	105
Gain on settlement of litigation	–	–	–	1,000	–
Other income	984	1,145	1,664	1,010	782

Total non-interest income	6,324	8,619	8,045	8,147	6,877

Non-interest expense:
Salaries and employee benefits	10,955	11,753	12,272	12,500	13,570
Net occupancy expense	2,599	2,756	2,811	3,144	3,200
Goodwill impairment	–	–	–	4,821	–
Foreclosed assets expense	5,219	2,708	3,862	944	339
Other operating expense	7,851	8,550	8,896	7,360	7,108

Total non-interest expense	26,624	25,767	27,841	28,769	24,217

Income (loss) before income taxes	(6,000)	(4,303)	(23,124)	(14,075)	6,763
Provision (benefit) for income taxes	9,823	(1,561)	(8,514)	(3,824)	2,275

Net income (loss)	$(15,823)	$(2,742)	$(14,610)	$(10,251)	$4,488

Per Share Data
Basic earnings	$(6.03)	$(1.38)	$(5.68)	$(4.20)	$1.86
Diluted earnings	(6.03)	(1.38)	(5.68)	(4.20)	1.84
Dividends	0.00	0.00	0.00	0.00	0.36
Book value basic (at end of period)	6.60	12.66	14.09	19.97	24.34
Weighted average common shares outstanding:
Basic	2,806,299	2,773,039	2,754,419	2,438,809	2,410,621
Diluted	2,827,888	2,788,154	2,762,603	2,460,045	2,438,203
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	19.35%

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Balance Sheet Data (at end of period):
Total available-for-sale securities	$61,790	$63,640	$72,757	$68,681	$76,653
Total mortgage loans held for sale, fair value	5,686	8,162	8,752	8,157	10,978
Total loans	438,843	492,454	554,111	662,401	596,646
Total assets	654,452	723,101	773,967	815,700	736,213
Total deposits	490,413	541,218	590,110	600,868	536,370
Funds borrowed	115,806	118,505	118,208	135,129	134,942
Total stockholders’ equity	40,455	57,164	60,603	76,439	58,934
Trust assets under administration	129,580	125,702	105,071	112,688	104,167

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	2.91%	2.23%	2.43%	3.20%	3.92%
Non-interest income to average assets	0.93	1.09	0.99	1.04	0.95
Non-interest expense to average assets	3.90	3.26	3.42	3.67	3.34
Net overhead ratio (2)	2.97	2.14	2.40	2.59	2.35
Efficiency ratio (3)	111.29	104.92	105.65	90.70	71.57
Return on average assets (4)	(2.32)	(0.35)	(1.79)	(1.31)	0.62
Return on average equity (5)	(51.84)	(10.25)	(33.07)	(17.53)	7.88

Asset Quality Ratios:
Non-performing loans to total loans	2.58%	6.16%	6.30%	6.54%	4.22%
Allowance for possible loan losses to:
Total loans	3.01	2.99	3.61	1.87	1.51
Non-performing loans	116.46	48.53	57.33	28.54	35.65
Net charge-offs to average total loans	1.04	1.61	2.30	2.16	0.06
Non-performing loans to total assets	1.73	4.20	4.51	5.31	3.42

Balance Sheet Ratios:
Loans to deposits	89.48%	90.99%	93.90%	110.24%	111.24%
Average interest-earning assets to average interest-bearing liabilities	116.17	113.18	115.08	116.25	118.92

Capital Ratios:
Total equity to total assets	6.18%	7.91%	7.83%	9.37%	8.01%
Total capital to risk-weighted assets ratio	12.08	12.66	12.54	13.82	11.53
Tier 1 capital to risk-weighted assets ratio	9.80	11.39	11.26	12.57	10.28
Tier 1 capital to average assets ratio	8.04	9.04	9.07	11.50	9.86
Average equity to average assets ratio	7.97	7.48	8.47	7.66	7.85

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.
(2)	Non-interest expense less non-interest income divided by average total assets.
(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(4)	Net income divided by average total assets.
(5)	Net income divided by average common equity.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our “Selected Consolidated Financial Data,” our consolidated financial statements and the accompanying notes, and other financial data contained elsewhere in this report.

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

Overview

The Company continued to face challenges during 2011; however, the Company was able to show improvement in several areas of operation. The Company experienced an improvement in net interest income by $1.7 million, or 10.41%, to $17.6 million for 2011, as compared to $15.9 for 2010. The improvement was the result of a decline in interest expense, which decreased $5.1 million, or 35.56%, as compared to 2010, due to the impact of lower market interest rates on interest-bearing deposits and a decline in the average balance of time deposits. The Company had funds from various time deposits mature during 2011, and as those higher rate time deposits matured they were renewed at lower rates. In addition, some time deposits were not renewed as the renewal rate for these time deposits was at a lower rate. The Company experienced improvement in asset quality due to the focus on improving the Company’s asset quality, specifically non-performing loans. Non-performing loans have declined $19.0 million, or 62.69%, from 2010 as management has aggressively managed defaults within the loan portfolio. The Company continues to keep the cost of funds low and works to improve asset quality and originate new loans.

The Company experienced a net loss for 2011 of $15.8 million, an increase of $13.1 million, or 477.06%, from the $2.7 million net loss in 2010. The net loss for 2011 was primarily attributed to the $12.6 million valuation allowance recorded for the Company’s deferred tax asset. Due to the Company’s losses recorded over the last four years, the Company assessed the deferred tax asset during 2011 and recognized a $12.6 million valuation allowance on the deferred tax asset based on historical and current information available relating to the Company’s ability to recognize the deferred tax asset in future near term periods. Loss per share on a diluted basis was $6.03 for the year ended December 31, 2011, an increase of 336.96% compared to diluted loss per share of $1.38 for the previous year. The Company’s returns on average assets and average stockholders’ equity for 2011 were negative 2.32% and negative 51.84% compared to negative 0.35% and negative 10.25%, respectively, for 2010.

Net interest income for 2011 was $17.6 million compared to $15.9 million earned during 2010. The increase of $1.7 million, or 10.41%, was attributed to a decrease in interest expense by $5.1 million, or 35.56% as compared to 2010. Interest expense declined due to the impact of lower market interest rates on interest-bearing deposits and a decline in the average balance of time deposits. In 2010 and 2011 the Company had funds from various time deposit promotions mature, and as those higher rate time deposits matured they were renewed at lower market rates. As the renewal rate for these deposits was much lower, some deposits were not renewed. In addition, the Company entered into a restructuring transaction during the third quarter of 2010 of $42.5 million of its $82.5 million in Federal Home Loan Bank advances. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings. This increase in net interest income was partially offset by the decline in interest income by $3.4 million, or 11.38%, as compared to the same period in 2010. The lower interest income was primarily a result of a decline in the average outstanding loan balances for year ended December 31, 2011 by $53.0 million, or 10.22%, as compared to 2010, as a result of loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures of $17.4 million. Interest income also declined due to lower interest earned on available-for-sale securities by $623,000, or 34.14%, as compared to prior year. The Company had $67.0 million in available-for-sale securities called or matured during the year and the funds from these securities were reinvested at lower yields due to the current rate environment and the securities available in the market place for investing.

The provision for loan losses in 2011 was $3.3 million compared to $3.1 million in 2010. The Company has experienced a reduction in non-performing loans by $19.0 million, or 62.69%, and a decline in net loan charge offs by $3.5 million, or 42.11%, since December 31, 2010. The provision for loan losses recorded in 2011 was primarily related to declines in collateral values of properties secured by real estate.

Non-interest income declined 26.63% to $6.3 million in 2011 compared to $8.6 million in 2010. The decline in non-interest income was a result of a decrease in loans held for sale fee income of $1.4 million, or 39.53%, due to a decline in residential mortgage loan origination and refinancing volume as a result of the economic environment. The Company realized gains of $885,000 on the sale of $29.0 million in available-for-sale securities during 2010. No securities were sold during 2011. Other income decreased $161,000, or 14.06%, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of mortgage loan-related commitments recorded for 2011 was a loss of $257,000 compared to a gain of $128,000 in 2010, a decline of $385,000. The fair value on these commitments will fluctuate based on the market rates for mortgage loans. The decrease in other income was partially offset by higher gains realized on the sale of foreclosed assets held for sale and increases in rental income and foreclosed assets held for sale rental income. The decrease in non-interest income was partly offset by an increase in other service charges by $255,000, or 12.62%, as compared to 2010. The increase in other service charges was primarily attributed to income generated from signature based debit card transactions associated with our Performance and Ultimate Checking products and increased activity in our trust services.

Non-interest expense increased 3.33% to $26.6 million in 2011 from $25.8 million in 2010. The increase in non-interest expense was attributed to a higher foreclosed assets expense by $2.5 million, or 92.73%, as compared to the prior year. The Company recorded a provision for losses on foreclosed assets held for sale of $3.2 million in 2011, compared to a provision of $734,000 for 2010, representing an increase of $2.4 million, as a result of a decline in real estate value related to specific foreclosed properties. The increase in non-interest expense was offset by a decline in salaries and employee benefits by $798,000, or 6.79%, as a result of lower salaries expense due to lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of decreased origination volume and a change in the commission structure for each loan originated and sold. Other operating expenses declined $699,000, or 8.18%, as compared to the prior year, due to a decline in legal fees, data processing and FDIC deposit assessment. The FDIC deposit assessment has decreased as a result of a decrease in the assessment base and a change in the assessment rates as of April 1, 2011.

Total assets at December 31, 2011, were $654.5 million, a decrease of $68.6 million, or 9.49%, from $723.1 million at December 31, 2010. Deposits and stockholders’ equity at December 31, 2011 were $490.4 million and $40.5 million, compared with $541.2 million and $57.2 million at December 31, 2010, decreases of $50.8 million, or 9.39%, and $16.7 million, or 29.23%, respectively.

Loans at December 31, 2011 totaled $438.8 million, a decrease of $53.7 million, or 10.89%, compared to December 31, 2010. The loan to deposit ratio at December 31, 2011 was 89.48% compared to 90.99% at December 31, 2010. Our funding philosophy for loans not held for sale is to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank’s capital base.

Net Interest Income

A primary component of our net income is our net interest income. Net interest income is determined by the spread between the fully tax equivalent (FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets. The following discussion should be read along with analysis of the “Average Balances, Yields and Rates” table on page 34.

Years ended December 31, 2011 and 2010. FTE net interest income for 2011 increased to $17.6 million from $15.9 million in 2010, a $1.7 million, or 10.41%, increase.

FTE interest income for 2011 was $26.9 million, a decrease of $3.4 million, or 11.38%, from $30.3 million in 2010. The decrease in interest income was attributed to a decline in the average balances on earning assets, specifically lower average balances on outstanding loans, federal funds sold and other short-term investments and available-for-sale securities. The overall yield on average earning assets increased 20 basis points to 4.43% for year ended December 31, 2011, compared to 4.23% for the prior year. The increase in yield is attributed to the decline in volume of loans on non-accrual during 2011 as compared to the prior year. In addition, the Company has received $270,000 in cash interest on loans previously on non-accrual and subsequently paid off or placed on accrual status and recovering interest income on the cost recovery method. Interest and fees on loans declined $2.7 million, or 9.76%, for the year ended December 31, 2011, as compared to the prior year as a result of the decline in average outstanding balance of loans by $53.0 million, or 10.22%, due to loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Average available federal funds sold and other short-term investments decreased $37.3 million, or 36.95%, as compared to 2010. The decrease in average federal funds sold and other short-term investments was attributed to a decline in the average interest-bearing deposits, specifically time deposits, as discussed below. Interest income on available-for-sale securities decreased $623,000, or 34.14%, as a result of a decrease in the average balance of available-for-sale securities by $17.2 million, or 20.41%, over the prior year. Available-for-sale securities of $29.0 million were sold during 2010 to reduce the long term maturity risk within the portfolio as a result of the rate environment. In addition, as higher yielding securities of $67.0 million for the year ended December 31, 2011 and $115.0 million for the year ended December 31, 2010 were called or matured, they were reinvested in lower yielding securities due to the rate environment and the securities available in the market for investing, thus resulting in a decline in interest income.

Interest expense for 2011 was $9.3 million, a decrease of $5.1 million, or 35.56%, from $14.4 million in 2010. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, savings and money market deposits, time deposits and long-term debt. The rate paid on total average interest-bearing liabilities decreased to 1.77% for the year ended December 31, 2011, compared to 2.27% in 2010, a decrease of 50 basis points. Average interest-bearing liabilities decreased $111.2 million, or 17.57%, to $521.5 million at December 31, 2011, compared to $632.7 million at December 31, 2010. The decrease was a result of lower average balance of time deposits and savings and money market deposits. Average time deposits decreased $114.2 million, or 37.68%, partially as a result of the Company not renewing $28.9 million of brokered deposits excluding CDARS deposits in 2010 and $6.8 million in brokered deposits that matured in 2011. The Company replaced brokered funds with core deposits by generating increased interest in our Performance Checking products and in February 2011 started offering a new product, Ultimate Checking. The Company also had several higher rate time deposit promotions mature in 2010 and 2011 and these time deposits were renewed at a lower rate. As the renewal rate for these time deposits was at a lower rate, some time deposits were not renewed. The savings and money market deposits decreased $2.3 million, or 2.69%, as customers have moved their funds into interest-bearing demand accounts, specifically Performance and Ultimate Checking accounts, as these products offer a more attractive rate. Interest-bearing demand deposits have increased $7.9 million, or 6.25%, however the interest expense associated with these accounts has declined $732,000, or 31.24%, as a result of lowering the interest rate paid on the Performance and Ultimate Checking accounts in response to a decline in the rates paid in the market. Interest expense for long-term debt is lower as a result of the Company’s restructuring transaction of $42.5 million of its $82.5 million of Federal Home Loan Bank advances during the third quarter of 2010, thus lowering overall interest expense on these borrowings.

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

AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(In thousands)
Assets
Federal funds sold and other short-term investments	$63,635	$151	0.24%	$100,929	$245	0.24%	$68,310	$144	0.21%
Available-for-sale securities – taxable	66,913	1,202	1.80	84,070	1,825	2.17	60,441	1,943	3.21
Mortgage loans held for sale	3,820	152	3.98	6,761	302	4.47	9,875	477	4.83
Loans, net of unearned discount and fees (1)	465,053	25,125	5.40	518,010	27,709	5.35	608,080	33,519	5.51
Federal Home Loan and Federal Reserve Bank Stock	6,377	225	3.53	6,275	222	3.54	6,742	211	3.13

Total earning assets	605,798	26,855	4.43	716,045	30,303	4.23	753,448	36,294	4.82

Cash and due from banks – non-interest bearing	33,724			37,565			36,257
Allowance for loan losses	(13,708)			(17,991)			(19,647)
Premises and equipment, net	16,048			16,601			18,270
Other assets	41,104			38,007			26,639

Total assets	$682,966			$790,227			$814,967

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$133,531	$1,611	1.21%	$125,672	$2,343	1.86%	$96,315	$2,589	2.69%
Savings and money market deposits	82,462	346	0.42	84,745	438	0.52	93,672	490	0.52
Time deposits	188,906	3,755	1.99	303,130	7,746	2.56	337,363	10,742	3.18

Total interest-bearing deposits	404,899	5,712	1.41	513,547	10,527	2.05	527,350	13,821	2.62

Other interest-bearing liabilities	17,045	41	0.24	18,477	45	0.24	23,261	58	0.25
Long-term debt	99,537	3,502	3.52	100,644	3,791	3.77	104,096	4,108	3.95

Total interest-bearing liabilities	521,481	9,255	1.77	632,668	14,363	2.27	654,707	17,987	2.75

Non-interest bearing deposits	98,927			91,863			86,744
Other liabilities	8,151			6,577			4,478
Stockholders’ equity	54,407			59,119			69,038

Total liabilities and stockholders’ equity	$682,966			$790,227			$814,967

FTE net interest income/spread		$17,600	2.66%		$15,940	1.96%		$18,307	2.07%

FTE net interest margin			2.91%			2.23%			2.43%

(1)	Includes average balances and income from loans on non-accrual status.

Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

	Year Ended December 31, (In thousands)
	2011 Compared to 2010			2010 Compared to 2009
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Federal funds sold and other short-term investments	$(3)	$(91)	$(94)	$21	$80	$101
Available-for-sale securities – taxable	(313)	(310)	(623)	(631)	513	(118)
Mortgage loans held for sale	(33)	(117)	(150)	(36)	(139)	(175)
Loans, net of unearned discount and fees	265	(2,849)	(2,584)	(987)	(4,823)	(5,810)
Federal Home Loan and Federal Reserve Bank Stock	(1)	4	3	28	(17)	11

Total interest income	(85)	(3,363)	(3,448)	(1,605)	(4,386)	(5,991)

Interest-bearing demand accounts	(827)	95	(732)	(794)	548	(246)
Savings and money market deposits	(82)	(10)	(92)	(3)	(49)	(52)
Time deposits	(1,716)	(2,275)	(3,991)	(2,115)	(881)	(2,996)
Other interest-bearing liabilities	(1)	(3)	(4)	(2)	(11)	(13)
Long-term debt	(250)	(39)	(289)	(185)	(132)	(317)

Total interest expense	(2,876)	(2,232)	(5,108)	(3,099)	(525)	(3,624)

Net interest income	$2,791	$(1,131)	$1,660	$1,494	$(3,861)	$(2,367)

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

During the year ended December 31, 2011, we provided $3.3 million for loan losses, as compared to $3.1 million for the year ended December 31, 2010, an increase of $205,000, or 6.62%. In 2011, the Company experienced a reduction in non-performing loans by $19.0 million, or 62.69% and a decline in net loan charge offs by $3.5 million, or 42.11%. The provision for loan losses recorded in 2011 was primarily related to declines in collateral values of properties secured by real estate. The allowance for loan losses as a percentage of loans was 3.01% at December 31, 2011, compared to 2.99% in 2010 and 3.61% in 2009. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the adverse real estate and construction industry and general economic conditions are more prolonged than management anticipates and losses increase, we could experience higher than anticipated loan losses in the future.

During the year ended December 31, 2010, we provided $3.1 million for loan losses, as compared to $21.6 million for the year ended December 31, 2009, a decrease of $18.5 million, or 85.69%. In 2010, the Company experienced a reduction in non-performing loans by $4.5 million, or 12.99%, a decline in net loan charge offs by $5.6 million, or 40.27%, and a reduction in past due loans greater than 30 days by $14.5 million, or 90.87%. The significant provision for loan losses recorded in 2009 was a result of refining the Company’s allowance for loan loss methodology to better reflect the inherent losses in the loan portfolio and to increase the general reserves on our performing loans to reflect the weakened economic conditions.

Non-interest Income

The following table describes the items of our non-interest income for the periods indicated:

NON-INTEREST INCOME

	Year Ended December 31,
	2011	2010	2009
(In thousands)
Loans held for sale fee income	$2,120	$3,506	$2,785
NSF charges and service fees	944	1,062	1,472
Other service charges	2,276	2,021	1,778
Realized gains on available-for-sale securities	—	885	346
Other income	984	1,145	1,664

Total non-interest income	$6,324	$8,619	$8,045

Non-interest income decreased $2.3 million from the prior year to $6.3 million for 2011 compared with $8.6 million for 2010, a decrease of 26.63%. Loans held for sale fee income decreased $1.4 million, or 39.53%, as compared to 2010. The volume of closed residential mortgage loans held for sale decreased in 2011 to $66.0 million, from $135.9 million in 2010 and $196.4 million in 2009 as a result of the economic environment and declining real estate industry. Sustainability of the level of our loans held for sale fee income is primarily dependent upon the economy and interest rate environment, and secondarily dependent on our ability to develop new products and alternative delivery channels. Another factor contributing to the decline in non-interest income was the Company realized gains on available-for-sale securities of $885,000 in 2010 as a result of the Company selling $29.0 million in available-for-sale securities. No securities were sold in 2011. Securities were sold during 2010 to reduce the long-term maturity risk within the investment portfolio due to the rate environment.

Other changes reflected in non-interest income include a decrease in NSF charges and service fees by $118,000, or 11.11%, as compared to 2010. The decrease was due to fewer overdraft items by our customers and a change in account service charges on commercial accounts. Other service charge income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $255,000, or 12.62%. This increase was a result of income generated from signature based debit card transactions associated with our Performance and Ultimate Checking products and an increase in fee income generated from our trust services due to increased market activity. Other income decreased $161,000, or 14.06%, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of mortgage loan-related commitments recorded for 2011 was a loss of $257,000 compared to a gain of $128,000 in 2010, a decline of $385,000. The fair value on these commitments will fluctuate based on the market rates for mortgage loans. The decrease in other income was partially offset by higher gains realized on the sale of foreclosed assets held for sale and an increase in rental income and foreclosed assets held for sale rental income. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.

Non-interest income for 2010 increased to $8.6 million compared to $8.0 million for 2009, an increase of 7.13%. Loans held for sale fee income increased $721,000, or 25.89%, as compared to 2009. The volume of closed residential mortgage loans decreased in 2010 to $135.9 million, from $196.4 million in 2009 and $136.8 million in 2008; however, the Company was able to secure more favorable terms for loans sold in the secondary market resulting in higher fee income realized. The increase in loans held for sale fee income was also a result of the fair value option for financial assets and financial liabilities for mortgage loans held for sale, which resulted in a net realized loss on mortgage loans held for sale of $33,000 in 2010 compared to a loss of $111,000 recorded in loans held for sale fee income during 2009. The fair value of mortgage loans held for sale will fluctuate with changes in the market rates offered on mortgage loans.

Other changes reflected in non-interest income in 2010 include a decrease in NSF charges and service fees by $410,000, or 27.85%. The decrease was due to fewer overdraft items by our customers and a decrease in account service charges on commercial accounts as a result of a change in account service charges on these accounts. Other service charge income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $243,000, or 13.67%. This increase was a result of income generated from signature based debit card transactions associated with our Performance Checking product. The Company has experienced growth of 14.91% in the Performance Checking product balances during the year. The increase in other service charge income was also attributed to an increase in fee income generated from our investment brokerage and trust services due to increased market activity. Realized gains on available-for-sale securities increased $539,000, or 155.78%, as compared to 2009 as a result of the Company selling $29.0 million in available-for-sale securities in 2010 compared to $11.0 million in securities sold during 2009. Securities were sold during 2010 to reduce the long-term maturity risk within the investment portfolio due to the current rate environment. Other income decreased $519,000, or 31.19%, as compared to 2009. The decrease was due to fewer gains realized on the sale of foreclosed assets held for sale by $296,000, or 40.60%. Other non-interest income also decreased due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of mortgage loan-related commitments recorded for 2010 was a gain of $128,000 compared to a gain of $236,000 in 2009, a decline of $108,000, or 46.19%. The fair value on these commitments will fluctuate based on the market for mortgage loans. Future growth of other non-interest income categories is dependent on new product development and growth in our customer base.

Non-interest Expense

The following table describes the items of our non-interest expense for the periods indicated.

NON-INTEREST EXPENSE

	Year Ended December 31,
	2011	2010	2009
(In thousands)
Salaries and employee benefits	$10,955	$11,753	$12,272
Net occupancy expense	2,599	2,756	2,811
Foreclosed assets expense	5,219	2,708	3,862
Other operating expense	7,851	8,550	8,896

Total non-interest expenses	$26,624	$25,767	$27,841

Non-interest expense increased $857,000, or 3.33% to $26.6 million during 2011, compared to $25.8 million in the prior year. The increase in non-interest expense was attributed to an increase in foreclosed assets expense by $2.5 million, or 92.73%, as compared to 2010. Foreclosed assets expense has increased as a result of the Company recording a $3.2 million provision for losses on foreclosed assets held for sale in 2011 compared to $734,000 in 2010, representing an increase of $2.4 million. The increase in provision for losses on foreclosed assets held for sale was a result of a decline in real estate value related to specific foreclosed properties. In addition, expenses related to foreclosed assets held for sale have increased as a result of an increase in the number of foreclosed properties. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. If the decline in real estate values continues, the Company could experience additional provisions in losses on foreclosed assets held for sale.

Other factors contributing to the change in non-interest expense include a decrease in salaries and employee benefits by $798,000, or 6.79%, as a result of lower salaries expense due to lower commissions paid during the period on mortgage loans originated and sold in the secondary market as a result of decreased origination volume and a change in the commission structure for each loan originated and sold. Other operating expenses declined $699,000, or 8.18%, as compared to the prior year, due to a decline in legal fees, data processing and FDIC deposit assessment. The FDIC deposit assessment has decreased as a result of a decrease in the assessment base and a change in the assessment rates as of April 1, 2011. Net occupancy expense declined slightly by $157,000, or 5.70%, as a result of lower depreciation and repairs and maintenance expense.

Non-interest expense for 2010 decreased 7.45% to $25.8 million, compared to $27.8 million in 2009. The decrease in non-interest expense was attributed to a decrease in foreclosed assets expense of $1.2 million, or 29.88%, as a result of the Company recording a $734,000 provision for losses on foreclosed assets held for sale in 2010 compared to $1.4 million in 2009. The provision for losses on foreclosed assets held for sale was a result of the decline in real estate values. In addition, expenses related to other real estate owned decreased $525,000, or 21.02%, as a result of a reduction in the number of construction and rehab properties held for sale. Expenses related to foreclosed assets held for sale include insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale. The decrease in other operating expenses was partly offset by an increase in professional fees expense of $223,000, or 17.19%, as a result of the legal fees expense related to loan workouts, routine litigation and foreclosed assets held for sale. Other factors contributing to the change in non-interest expense included a decrease in salaries and employee benefits of $519,000, or 4.23%. The decrease was a result of staff restructuring in the third quarter of 2009 and lower commissions paid in 2010 on mortgage loans originated and sold in the secondary market as a result of decreased origination and refinancing volume and a change in the commission structure for each loan originated and sold. Net occupancy expense declined slightly by $55,000, or 1.96%, as a result of lower repairs and maintenance expense.

Income Taxes

Our income tax benefit during 2011 was $2.8 million, compared to our income tax benefit of $1.6 million during 2010, and income tax benefit of $8.5 million during 2009. The benefit in 2011 reflects our net loss for the 2011 fiscal year. Our consolidated effective income tax rates, before consideration of the valuation allowance, of 36%,

36% and 37% for the three years ended December 31, 2011, 2010, and 2009, respectively, varies from the statutory rate principally due to the effects of state income taxes. Due to the Company’s losses recorded over the last four years, the Company assessed the deferred tax asset during 2011 and recognized a $12.6 million valuation allowance on the deferred tax asset based on historical and current information available relating to the Company’s ability to recognize the deferred tax asset in future near term periods. As the Company shows profits in the future, portions of this allowance may be able to be recognized in future years.

Financial Condition

Total assets for the Company at December 31, 2011 were $654.5 million, a decrease of $68.6 million, or 9.49%, compared to $723.1 million at December 31, 2010. Deposits were $490.4 million compared with $541.2 million at December 31, 2010, a decrease of $50.8 million, or 9.39%. Stockholders’ equity was $40.5 million at December 31, 2011 compared with $57.2 million at December 31, 2010, a decrease of $16.7 million, or 29.23%.

Investment securities. The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements. Income is a secondary consideration. As a result, we generally do not invest in corporate debt, sub-prime mortgages and other higher yielding investments. As of December 31, 2011, the securities in our investment portfolio were classified as available-for-sale in order to provide us with an additional source of liquidity when necessary and as pledging requirements permit.

Total investment securities at December 31, 2011 were $61.8 million, a decrease of $1.8 million, or 2.91%, compared to $63.6 million at December 31, 2010. The Company had $67.0 million in available-for-sale securities called or mature during 2011 and at this time the Company has only reinvested $64.9 million of the funds into purchases of available for sale securities as a result of the current rate environment.

The following table presents the composition of our available-for-sale investment portfolio by major category at the dates indicated.

INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2011	2010	2009
(In thousands)
U.S. government sponsored agency securities	$61,171	$63,039	$72,163
Equity and other securities	619	601	594

Total	$61,790	$63,640	$72,757

The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2011. Yields are presented on a tax equivalent basis. Expected maturities could differ from contractual maturities due to unscheduled repayments.

MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
(In thousands)
Available-For-Sale
U.S. government sponsored agency	$6,024	0.90%	$30,011	0.88%	$25,136	2.60%	$—	—%	$61,171	1.59%
Equity and other securities with no defined maturity	—	—	—	—	—	—	—	—	619	2.98

Total available-for-sale	$6,024	0.90%	$30,011	0.88%	$25,136	2.60%	$—	—%	$61,790	1.60%

Loans Held for Sale. Mortgage loans held for sale at December 31, 2011 totaled $5.7 million, a decrease of $2.5 million, or 30.34%, compared to $8.2 million at December 31, 2010. The Company has elected to carry loans held for sale at fair value. The volume of loans held for sale originated during 2011 slowed as a result of a slow down in mortgage originations and refinancing due to the economic environment. The Company’s principal funding source for mortgage loans held for sale are our core deposits. Core deposits are demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $250,000 (excluding brokered deposits).

Loans. Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue. Our loan portfolio reflects an emphasis on commercial, commercial real estate, construction, home equity and real estate lending. We also offer lease financing and consumer loans. We emphasize commercial lending to professionals, businesses and their owners. Commercial loans and loans secured by commercial real estate accounted for 64.83%, 63.65% and 55.96% of our total loans at December 31, 2011, 2010 and 2009, respectively.

Loans were $438.8 million at December 31, 2011, a decrease of $53.7 million, or 10.89%, compared to December 31, 2010. The Bank experienced decreases in most loan categories during 2011. These decreases were attributable to several larger loans paying off, the foreclosure of approximately $17.4 million of foreclosed assets held for sale during 2011, and lower loan originations due to the current economic conditions and a decline in new construction within our market area.

The loan to deposit ratio decreased to 89.48% at December 31, 2011, compared to 90.99% at December 31, 2010, and 93.90% at December 31, 2009.

The following table sets forth the composition of the Company’s loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$130,398	29.71%	$144,181	29.28%	$142,528	25.72%	$172,647	26.06%	$139,120	23.32%
Commercial real estate	154,109	35.12	169,253	34.37	167,581	30.24	170,697	25.77	150,655	25.25
Construction	48,438	11.04	64,641	13.13	113,077	20.41	182,933	27.62	188,229	31.55
Home equity	59,750	13.61	64,289	13.05	66,586	12.02	59,257	8.94	38,473	6.45
Residential real estate	37,882	8.63	36,903	7.49	45,014	8.12	43,695	6.60	37,511	6.29
Lease financing	2,268	0.52	5,530	1.12	11,259	2.03	18,927	2.86	19,724	3.30
Consumer	5,998	1.37	7,657	1.56	8,066	1.46	14,245	2.15	22,934	3.84

Total loans and leases	438,843	100.00%	492,454	100.00%	554,111	100.00%	662,401	100.00%	596,646	100.00%

Less allowance for loan losses	13,189		14,731		20,000		12,368		8,982

Loans, net	$425,654		$477,723		$534,111		$650,033		$587,664

Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 25% of Tier 1 Capital and concentrations in excess of 10% of total loans. At December 31, 2011, 2010 and 2009, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration. Loans to individuals and businesses in the construction industry totaled $48.4 million, or 11.04%, of total loans, as of December 31, 2011. Of the $48.4 million, approximately $18.3 million were for new single and multi-family housing construction and $19.7 million were for land subdivisions. The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history. However, new loan origination volume in this industry has slowed as a result of the decline in the real estate and construction industry. The Bank’s lending limit under federal law to any one borrower was $19.3 million at December 31, 2011. The Bank’s largest single borrower, net of participations, at December 31, 2011 had outstanding loans of $15.4 million.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2011, excluding the allowance for loan and valuation losses. Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2011 which have predetermined interest rates (fixed) or adjustable interest rates (variable). Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

MATURITIES AND SENSITIVITIES OF LOANS TO

CHANGES IN INTEREST RATES

	As of December 31, 2011
					More than One Year
	Less than one year	One to five years	Over five years	Total	Fixed	Variable
(In thousands)
Commercial	$73,814	$42,268	$14,316	$130,398	$22,659	$33,925
Commercial Real Estate	32,395	111,540	10,174	154,109	81,091	40,623
Construction	37,503	10,515	420	48,438	2,348	8,587

Non-accrual loans included in the more than one year category for fixed rate loans were $208,000 and for variable rate loans were $264,000.

Non-performing Assets

Non-performing assets consist primarily of loans past due 90 days or more, non-accrual loans and foreclosed real estate. Generally loans are placed on non-accrual status at 90 days past due and interest accrued to date is considered a loss, unless the loan is well-secured and in the process of collection. Interest accrued but not collected for the loans placed on non-accrual or charged off is reversed against interest income. The interest on these loans is generally accounted for on a cash basis or a cost recovery method, meaning interest is not recognized until the past due balance has been collected. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table sets forth our non-performing assets as of the dates indicated:

NON-PERFORMING ASSETS

	As of December 31,
	2011	2010	2009	2008	2007
(In thousands)
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—	$—	$680
Non-accrual	2,029	2,896	1,327	2,143	60
Commercial real estate loans:
Past due 90 days or more	—	—	—	—	—
Non-accrual	1,340	10,088	13,267	1,951	512
Construction loans:
Past due 90 days or more	—	—	—	—	10,699
Non-accrual	3,058	10,417	11,205	32,110	10,115
Home equity loans:
Past due 90 days or more	—	—	—	—	637
Non-accrual	2,676	1,211	344	488	—
Residential real estate loans:
Past due 90 days or more	—	—	—	—	1,194
Non-accrual	2,204	5,553	8,404	6,129	189
Lease financing:
Past due 90 days or more	—	—	—	—	11
Non-accrual	18	140	335	475	1,084
Consumer loans:
Past due 90 days or more	—	—	—	—	13
Non-accrual	—	52	6	36	—
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—	—	—
Non-accrual	—	—	—	—	—

Total non-performing loans	11,325	30,357	34,888	43,332	25,194

Foreclosed assets held for sale	29,246	20,144	19,434	4,783	2,523

Total non-performing assets	$40,571	$50,501	$54,322	$48,115	$27,717

Total non-performing loans to total loans	2.58%	6.16%	6.30%	6.54%	4.22%
Total non-performing loans to total assets	1.73	4.20	4.51	5.31	3.42
Allowance for loan losses to non-performing loans	116.46	48.53	57.33	28.54	35.65
Non-performing assets to loans and foreclosed assets held for sale	8.67	9.85	9.47	7.21	4.63

Non-performing assets. Non-performing assets decreased to $40.6 million at December 31, 2011 from $50.5 million at December 31, 2010, an improvement of 19.66%. Non-performing loans decreased to $11.3 million at December 31, 2011 from $30.4 million at December 31, 2010, an improvement of 62.69%. The decrease was attributed to a decline in non-performing commercial real estate loans by $8.7 million, non-performing construction loans by $7.4 million and non-performing residential real estate loans by $3.3 million from December 31, 2010. The decrease in commercial real estate loans was the result of the foreclosure on three credit relationships and the result of two credit relationships being upgraded to pass rated loans due to improvement in the credit quality of the borrowers and the borrowers having shown a history and ability to pay as agreed. The decline in non-performing construction loans was primarily the result of foreclosure on three builder portfolios and the decrease in residential real estate was the result of foreclosure on two builder portfolios. The decrease was partly offset by an increase in non-performing home equity loans by $1.5 million due to the deterioration in the credit quality of one credit relationship. If the real estate industry and general economy continue to decline, the Company could experience an increase in non-performing loans and foreclosed assets held for sale. We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and aggressively manage these situations. Foreclosed assets were $29.2 million as of December 31, 2011, compared to $20.1 million at December 31, 2010. During 2011, the Company sold $5.6 million in foreclosed assets and transferred $17.4 million in loans to foreclosed assets. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

For the five years ended December 31, 2011, our average year-end ratio of non-performing loans to total loans was 5.16%. As of December 31, 2011, our ratio of non-performing loans to total loans was 2.58%, which is below our recent historical averages primarily due to the Bank’s focus on improving credit quality. As of December 31, 2011, our ratio of allowance for loan losses to non-performing loans was 116.46%, compared to 48.53% at December 31, 2010. The Bank continues to aggressively manage defaults in the loan portfolio. Management intends to continue to vigorously pursue collection of all charged-off loans.

The following table sets forth the amount of gross interest income that would have been recorded had the non-accrual loans in the Non-Performing Asset table on page 42 been current and accruing during the period and the amount of interest income on the non-performing loans included in net income for the year ended December 31, 2011.

Year Ended December 31, 2011
(In thousands)
Gross interest income (since date of non-accrual) if the loans had been current and accruing interest	$681
Interest income reversed at time loan placed on non-accrual	115
Cash interest received during the period	270

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will not receive all scheduled payments of principal and interest due according to the contractual terms of the loan agreement. This includes loans that are delinquent 90 days or more, non-accrual loans, troubled debt restructurings and certain other loans identified by management. For loans placed on non-accrual, accrual of interest is discontinued and interest accrued but not collected is reversed against interest income at the time the loans are delinquent 90 days or when management believes that full collection of principal and interest under the original loan contract is unlikely to occur. Interest on non-accrual loans is generally accounted for on a cash basis or cost recovery method, meaning interest is not recognized until the full past due principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Impaired loans totaled $31.2 million at December 31, 2011, $51.1 million at December 31, 2010, and $35.0 million at December 31, 2009, with related allowances for loan losses of $6.6 million, $6.2 million, and $6.6 million, respectively.

Included in certain loan categories in the impaired loans are loans designated as troubled debt restructurings and classified as impaired. At December 31, 2011, the Company had $2.6 million of commercial loans, $5.2 million of commercial real estate loans, $13.7 million of construction loans, $3.3 million of residential real estate loans and $290,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired.

Total interest income of $1.2 million, $93,000 and $497,000 was recognized on average impaired loans of $39.4 million, $53.8 million and $41.7 million for 2011, 2010 and 2009, respectively. Included in this total is cash basis interest income of $270,000, $88,000 and $212,000 recognized on non-accrual impaired loans during 2011, 2010 and 2009, respectively.

Allowance For Loan Losses. The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged-off, net of recoveries. The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserves, based on loss factors, to the remainder of the loan portfolio. The loss factors are determined based on such items as management’s evaluation of risk in the portfolio, current and projected local and national economic conditions, loan growth, loan trends and classifications and historical loss experience. Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.

The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

SUMMARY OF LOAN LOSS EXPERIENCE

AND RELATED INFORMATION

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
(In thousands)
Balance at beginning of period	$14,731	$20,000	$12,368	$8,982	$6,106

Loans charged-off:
Commercial loans	582	1,364	4,713	6,603	215
Commercial real estate loans	1,218	2,985	374	262	—
Construction loans	2,352	3,662	7,716	6,022	244
Home equity loans	725	387	653	127	—
Residential real estate loans	637	660	1,480	424	49
Lease financing	—	43	109	372	139
Consumer loans	—	7	58	112	16

Total loans charged-off	5,514	9,108	15,103	13,922	663
Recoveries:
Commercial loans	282	390	259	223	294
Commercial real estate loans	91	171	123	—	1
Construction loans	60	123	592	24	—
Home equity loans	48	17	31	—	—
Residential real estate loans	157	11	72	1	6
Lease financing	25	14	21	29	9
Consumer loans	9	18	2	6	14

Total recoveries	672	744	1,100	283	324

Net loans charged-off	4,842	8,364	14,003	13,639	339
Allowance of acquired company	—	—	—	—	360
Provision for loan losses	3,300	3,095	21,635	17,025	2,855

Balance at end of period	$13,189	$14,731	$20,000	$12,368	$8,982

Loans outstanding:
Average	$465,053	$518,010	$608,080	$631,673	$563,224
End of period	438,843	492,454	554,111	662,401	596,646
Ratio of allowance for loan losses to loans outstanding:
Average	2.84%	2.84%	3.29%	1.96%	1.59%
End of period	3.01	2.99	3.61	1.87	1.51
Ratio of net charge-offs to:
Average loans	1.04	1.61	2.30	2.16	0.06
End of period loans	1.10	1.70	2.53	2.06	0.06

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
(In thousands)
Commercial	$2,987	22.65%	$3,339	22.66%	$3,630	18.15%	$3,040	24.58%	$1,790	19.93%
Commercial real estate	3,772	28.60	3,974	26.98	7,253	36.27	2,507	20.27	1,597	17.78
Construction	2,721	20.63	4,579	31.08	5,929	29.65	4,695	37.96	4,188	46.63
Home equity	1,338	10.14	1,262	8.57	1,061	5.30	409	3.31	247	2.75
Residential real estate	2,312	17.53	1,488	10.10	1,737	8.68	1,201	9.71	377	4.20
Lease financing	30	0.23	38	0.26	238	1.19	449	3.63	664	7.39
Consumer	29	0.22	51	0.35	152	0.76	67	0.54	119	1.32

Total	$13,189	100.00%	$14,731	100.00%	$20,000	100.00%	$12,368	100.00%	$8,982	100.00%

Deposits. Deposits are the primary funding source for the Company. Deposits declined by $50.8 million, or 9.39%, to $490.4 million for the year ended December 31, 2011, compared to $541.2 million for the year ended December 31, 2010. The decline in deposits was attributed to a decrease in time deposits by $55.2 million, or 24.91%. The decline in time deposits was a result of a higher rate time deposit promotion that matured during the third quarter of 2011 and approximately $22.9 million in time deposits were not renewed at this time due to rate environment. As a result of lower time deposit rates, as time deposits mature some have not renewed or have invested their funds in a higher yielding products such as our Performance and Ultimate Checking products. This decrease was offset by an increase in savings, NOW and money market deposits by $4.6 million, or 2.10%. The increase in savings, NOW and money market deposits was the result of growth experienced in money market and savings accounts. The Company’s Performance and Ultimate Checking products continue to be attractive to our market as these products pay a higher rate of interest to the customer as long as the customer meets the signature based debit card transactions qualifications and at least one ACH or direct deposit each statement qualification cycle. The Bank realizes non-interest income from the signature based debit card transactions that when netted against the high rate paid to the customer, results in a very attractive cost of funds for the Bank. The Performance and Ultimate Checking products have enabled us to focus more on transaction based deposits that develop stronger customer relationships with the Bank versus time deposits that are principally rate driven. We believe this will yield a lower cost funding base over time and positively impact the value of our franchise. We have traditionally offered market-competitive rates on our deposit products and believe they provide us with a more attractive source of funds than other alternative sources such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders. In addition, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our Board of Directors.

The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

DEPOSITS

	Year Ended December 31,
	2011			2010			2009
	Balance	Percent of Deposits	Weighted Average Rate	Balance	Percent of Deposits	Weighted Average Rate	Balance	Percent Of Deposits	Weighted Average Rate
(In thousands)
Demand	$100,842	20.56%	—%	$100,975	18.65%	—%	$91,158	15.45%	—%
Savings	13,814	2.82	0.19	11,040	2.04	0.24	8,947	1.52	0.25
Interest-bearing demand	133,702	27.26	1.21	140,697	26.00	1.86	117,519	19.91	2.69
Money Market	75,468	15.39	0.46	66,670	12.32	0.56	77,779	13.18	0.55
Time Deposits	166,587	33.97	1.99	221,836	40.99	2.56	294,707	49.94	3.18

Total deposits	$490,413	100.00%		$541,218	100.00%		$590,110	100.00%

The following table sets forth the amount of our time deposits that are $100,000 and greater by time remaining until maturity as of December 31, 2011:

AMOUNTS AND MATURITIES OF

TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2011
	Amount	Weighted Average Rate
(In thousands)
Three months or less	$27,894	0.97%
Over three months through six months	8,375	0.89
Over six months through twelve months	23,628	1.53
Over twelve months	26,454	2.40

Total	$86,351	1.56%

Liquidity and Capital Resources

Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits, liquid assets and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $250,000 (excluding brokered deposits), were 88.93% of our total deposits at December 31, 2011 and 86.48% of total deposits at December 31, 2010. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core deposits. If CDARS deposits under $250,000 placed in the CDARS program are added back, our core deposit ratio would be 93.91% at December 31, 2011 and 91.83% at December 31, 2010. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLB”), as well as the brokered CD market to provide for additional liquidity needs, as necessary, and take advantage of opportunities for lower costs.

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Topeka, is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount of 0.2% of our total assets as of December 31 of the preceding calendar year to meet the asset based stock requirement and 5.00% of our total outstanding FHLB advances to meet the activity-based stock requirement. The Bank is currently in compliance with this requirement, with a $4.5 million investment in stock of the FHLB of Topeka as of December 31, 2011. The Bank had $82.5 million in outstanding long-term advances from the FHLB of Topeka at December 31, 2011 and 2010. If needed, FHLB borrowings are also used to fund originations of mortgage loans held for sale. Advance availability with the FHLB fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability. Advances are made at the discretion of the FHLB. At December 31, 2011, approximately $16.3 million was available but unused as the Bank was operating with cash and cash equivalents of approximately $99.9 million.

The Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit (see Note 10 of the Consolidated Financial Statements). The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at December 31, 2011 was $32.6 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

The Company also uses the brokered market as a source of liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that full FDIC insurance coverage is gained on the entire deposit. CDARS has enabled us to maintain our customer relationships as well as provide funding for the Company to maintain its liquidity position. As of December 31, 2011, the Bank had approximately $34.5 million in brokered deposits of which $24.4 million were customer funds placed in the CDARS program, as compared to $45.9 million in brokered deposits of which $29.0 million were customer funds placed in the CDARS program at December 31, 2010. The decrease in brokered deposits during 2011 was primarily the result of $6.8 million in brokered deposits maturing and not renewed during 2011. The Company has worked on replacing brokered funds with core deposits through time deposit promotions and generating increased interest in our Performance and Ultimate checking products.

As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of any dividends by the Bank. In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank, to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company has deferred the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust III since March 31, 2009 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II since April 24, 2009. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company has deferred the quarterly dividend payment on the Preferred Shares due to the Treasury since May 15, 2009. As part of the agreement with the Treasury, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right continues until the Company pays all dividends in arrears. As of December 31, 2011, the Company has deferred 11 dividend payments. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for the interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of December 31, 2011, the Company has accrued $5.6 million for dividends and interest on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to legal and accounting fees which could be incurred without the ability of the Bank to make a dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.

The following table sets forth a summary of our short-term debt during and as of the end of each period indicated.

SHORT-TERM DEBT

	Amount outstanding at period end	Average amount outstanding during the period (1)	Maximum Outstanding At any Month end	Weighted average interest rate during the period	Weighted Average interest rate at period end
(In thousands)
At or for the year ended December 31, 2011:
Federal Home Loan Bank borrowings	$—	$2	$—	0.24%	—%
Federal Funds purchased	—	2	—	1.14	—
Federal Reserve Bank line of credit	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	15,372	17,041	20,111	0.24	0.24

Total	$15,372	$17,045		0.24	0.24

At or for the year ended December 31, 2010:
Federal Home Loan Bank borrowings	$—	$3	$—	0.26%	—%
Federal Funds purchased	—	2	—	0.98	—
Federal Reserve Bank line of credit	—	—	—	—	—
Repurchase agreements and other interest bearing liabilities	18,748	18,472	22,071	0.24	0.24

Total	$18,748	$18,477		0.24	0.24

At or for the year ended December 31, 2009:
Federal Home Loan Bank borrowings	$—	$7	$—	0.43%	—%
Federal Funds purchased	—	8	—	1.20	—
Federal Reserve Bank line of credit	—	11	—	0.50	—
Repurchase agreements and other interest bearing liabilities	16,120	23,235	25,955	0.25	0.24

Total	$16,120	$23,261		0.25	0.24

(1)	Calculations are based on daily averages where available and monthly averages otherwise.

Capital Resources. At December 31, 2011, our total stockholders’ equity was $40.5 million, and our equity to asset ratio was 6.18%. At December 31, 2010, our total stockholders’ equity was $57.2 million, and our equity to asset ratio was 7.91%.

The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2011, our Tier 1 capital ratio was 9.80%, while our total risk-based capital ratio was 12.08%, both of which exceed the capital minimums established in the risk-based capital requirements.

Our risk-based capital ratios at December 31, 2011, 2010 and 2009 are presented below.

RISK-BASED CAPITAL

	December 31,
	2011	2010	2009
(In thousands)
Tier 1 capital
Stockholders’ equity	$40,455	$57,164	$60,603
Intangible assets	(321)	(464)	(607)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	(123)	(30)	(106)
Disallowed deferred tax asset	—	(9,684)	(8,435)
Trust preferred securities (1)	13,444	19,000	19,000

Total Tier 1 capital	53,455	65,986	70,455

Tier 2 capital
Qualifying allowance for loan losses	6,897	7,334	7,969
Trust preferred securities (1)	5,556	—	—
Qualifying unrealized gains on available-for-sale equity securities	9	—	—

Total Tier 2 capital	12,462	7,334	7,969

Total risk-based capital	$65,917	$73,320	$78,424

Risk weighted assets	$545,494	$579,334	625,475

Ratios at end of period
Total capital to risk-weighted assets ratio	12.08%	12.66%	12.54%
Tier 1 capital to risk-weighted assets ratio	9.80%	11.39%	11.26%
Tier 1 capital to average assets ratio (leverage ratio)	8.04%	9.04%	9.07%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%
Tier 1 capital to average assets ratio (leverage ratio)	4.00%	4.00%	4.00%

(1)	Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). Only $13.4 million of the trust preferred securities balance of $19.0 million has been included in Tier 1 capital as of December 31, 2011. All of the trust preferred securities balance of $19.0 million have been included as Tier 1 capital as of December 31, 2010 and 2009.

On December 5, 2008, the Company issued and sold to the United States Department of Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21.75 million. The Transaction occurred pursuant to the U.S. Treasury’s Capital Purchase Plan which was designed to attract broad participation by institutions, to stabilize the financial system and to increase lending for the benefit of the U.S. economy. In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes a Securities Purchase Agreement-Standard Terms. The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:

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

•

Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of December 31, 2011, the Company has deferred 11 Preferred Share dividend payments.

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

Contractual Obligations

Our known contractual obligations outstanding as of December 31, 2011 are presented below.

		Payments due by Period
	Total	Amortization	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
(In thousands)
Time deposit obligations	$166,587	$—	$100,404	$40,071	$24,447	$1,665
Long-term debt obligations	102,088	—	—	27,500	30,000	44,588
Less: Deferred prepayment penalty on modification of Federal Home Loan Bank advances	(1,654)	(1,654)	—	—	—	—

Total obligations	$267,021	$(1,654)	$100,404	$67,571	$54,447	$46,253

Inflation

The consolidated financial statements and related data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. Additional discussion of the impact of interest rate changes is included in Item 7A: Qualitative and Quantitative Disclosure About Market Risk. In addition, we disclose the estimated fair value of our financial instruments in Note 20 to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

The Company enters into off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet arrangements generally are limited to commitments to extend credit, mortgage loans in the process of origination and forward commitments to sell those mortgage loans, letters of credit and lines of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2011, the Company had outstanding commitments to originate loans aggregating approximately $22.7 million. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $1.4 million at December 31, 2011. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates. Mortgage loans held for sale amounted to $5.7 million at December 31, 2011.

Forward commitments to sell mortgage loans are obligations to sell loans at a specified price on or before a specified future date. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related forward commitments to sell mortgage loans were approximately $7.1 million at December 31, 2011.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $853,000 at December 31, 2011, with terms ranging from one year to three years.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2011, the Company has unused lines of credit to borrowers aggregating approximately $141.2 million for commercial, commercial real estate, and construction lines and $38.4 for open-end consumer lines of credit.

Future Accounting Requirements

On June 16, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in financial statements. The main provision of this update provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. In the single statement approach the entity must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments for this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This update does not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Regulatory Matters

The Board of Directors of the Company and the Bank, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have substantially complied with all terms of the written agreement.

Item 7A:	Qualitative and Quantitative Disclosure About Market Risk

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our funds management policy and interest rate risk policy are established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our funds management policy sets standards within which we are expected to operate. These standards include guidelines for liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our funds management policy also establishes the reporting requirements to our Bank Board of Directors. Our interest rate risk policy includes guidelines for exposure and monitoring interest rate risk fluctuations and establishes reporting requirements to the Bank’s Board of Directors. Our investment policy complements our funds management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification. Our liquidity contingency funding plan is established by our Bank Board of Directors and monitored by our Asset/Liability Management Committee. Our liquidity contingency funding plan sets guidelines for the Company to monitor and control its liquidity position as well as ensure appropriate contingency liquidity plans are actively in place and consistent with the current and forecasted needs of the Company.

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

We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank’s net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2011 based on the indicated instantaneous and permanent changes in interest rates.

Changes in Interest Rates	Net Interest Income (next 12 months)	Net Economic Value of Equity at Risk
200 basis point rise	17.13%	5.44%
100 basis point rise	7.13%	2.96%
Base Rate Scenario	—	—
25 basis point decline	(2.48)%	(1.82)%

The above table indicates that, at December 31, 2011, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our Performance and Ultimate Checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which could decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities – long-term FHLB advances and existing time deposits – would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.

The above table also indicates that, at December 31, 2011, in the event of a sudden increase in prevailing market rates, the economic value of our equity would increase. Given our current asset/liability position, a 100 and 200 basis point increase in interest rates will result in an increase in the economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 25 basis point decline in interest rates will result in a decrease in the economic value of our equity. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2011, based on the information and assumptions set forth below.

INTEREST-RATE SENSITIVITY ANALYSIS

	Expected Maturity or Repricing Date (In thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$23,178	$40,671	$63,849	$56,680	$51,275	$14,716	$186,520
Average Interest Rate	4.44%	6.23%	5.58%	6.12%	6.27%	6.07%	5.97%
Variable Rate Loans	234,062	8,487	242,549	3,128	11,982	350	258,009
Average Interest Rate	4.74%	4.06%	4.71%	5.54%	5.86%	3.88%	4.78%
Fixed Rate Investments	—	16,005	16,005	14,991	10,038	20,137	61,171
Average Interest Rate	—%	1.00%	1.00%	0.58%	1.22%	3.00%	1.59%
Variable Rate Investments	619	—	619	—	—	—	619
Average Interest Rate	2.98%	—%	2.98%	—%	—%	—%	2.98%
Interest Bearing Deposits	76,419	—	76,419	—	—	—	76,419
Average Interest Rate	0.19%	—%	0.19%	—%	—%	—%	0.19%
Federal Funds Sold	—	—	—	—	—	—	—
Average Interest Rate	—%	—%	—%	—%	—%	—%	—%

Total interest-earning assets	$334,278	$65,163	$399,441	$74,799	$73,295	$35,203	$582,738

Interest-Bearing Liabilities:
Interest-bearing demand	$133,365	$—	$133,365	$—	$—	$—	$133,365
Average Interest Rate	1.28%	—%	1.28%	—%	—%	—%	1.28%
Savings and money market	89,619	—	89,619	—	—	—	89,619
Average Interest Rate	0.37%	—%	0.37%	—%	—%	—%	0.37%
Time deposits	43,002	57,407	100,409	30,155	34,358	1,665	166,587
Average Interest Rate	1.11%	1.38%	1.26%	2.19%	2.90%	2.38%	1.78%
Funds borrowed	79,360	—	79,360	10,000	26,446	—	115,806
Average Interest Rate	2.31%	—%	2.31%	3.71%	3.30%	—%	2.66%

Total interest-bearing liabilities	$345,346	$57,407	$402,753	$40,155	$60,804	$1,665	$505,377

Cumulative:
Rate sensitive assets (RSA)	$334,278	$399,441	$399,441	$474,240	$547,535	$582,738	$582,738
Rate sensitive liabilities (RSL)	345,346	402,753	402,753	442,908	503,712	505,377	505,377
GAP (GAP = RSA – RSL)	(11,068)	(3,312)	(3,312)	31,332	43,823	77,361	77,361
RSA/RSL	96.80%	99.18%	99.18%	107.07%	108.70%	115.31%
RSA/Total assets	51.08	61.03	61.03	72.46	83.66	89.04
RSL/Total assets	52.77	61.54	61.54	67.68	76.97	77.22
GAP/Total assets	(1.69)	(0.51)	(0.51)	4.79	6.70	11.82
GAP/RSA	(3.31)	(0.83)	(0.83)	6.61	8.00	13.28

Certain assumptions contained in the above table may affect the presentation. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

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

Management’s Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Information regarding the Company’s directors and executive officers is included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

This information is included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 13:	Certain Relationships, Related Transactions, and Director Independence

The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies with which they are affiliated. As of December 31, 2011, the Bank had aggregate loans outstanding to such persons of approximately $13.1 million, which represented 32.32% of our stockholders’ equity of $40.5 million on that date. These loans at the time of origination:

•	were made in the ordinary course of business;

•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank;

•	did not involve more than the normal risk of collectibility or present other unfavorable features; and

•	were being paid as agreed.

Information regarding Director Independence is included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 14:	Principal Accounting Fees and Services

This information is included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

Date: March 22, 2012	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 22, 2012	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 22, 2012	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 22, 2012	By:	/s/ Donald H. Alexander
Donald H. Alexander, Director

Date: March 22, 2012	By:	/s/ Michael J. Brown
Michael J. Brown, Director

Date: March 22, 2012	By:	/s/ Robert D. Taylor
Robert D. Taylor, Director

Exhibits

2.1	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006.*****

2.2	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007.*****

2.3	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007.*****

3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

3.3	Certificate of Designations dated December 3, 2008.******

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Agreement as to Expenses and Liabilities. *

4.4	Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Junior Subordinated Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

4.12	Warrant to purchase Common Stock dated December 5, 2008.******

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen’s Assurance Company of America, dated July 15, 1994. *

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen’s Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

10.6	Letter Agreement dated December 5, 2008, including Securities Purchase Agreement – Standard Terms, incorporated by reference herein, between Blue Valley Ban Corp. and the United States Department of Treasury.******

10.7	Amendment and Waiver by and among Bank of Blue Valley, Blue Valley Ban Corp. and its Senior Executive Officers.******

11.1	Statement regarding computation of per share earnings. Please see p. F-16.

21.1	Subsidiaries of Blue Valley Ban Corp.

23.3	Consent of BKD, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of the Principal Executive Officer pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flow and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text*******

*	Filed with the SEC on April 10, 2000 as an Exhibit to Blue Valley Ban Corp.’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.
**	Filed with the SEC on March 19, 2004 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.
***	Filed with the SEC on August 3, 2005 as an Exhibit to Blue Valley Ban Corp.’s Current Report on Form 8-K. Exhibit incorporated herein by reference.
****	Filed with the SEC on March 27, 2006 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.
*****	Filed with the SEC on March 29, 2007 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.
******	Filed with the SEC on December 8, 2008 as an Exhibit to Blue Valley Ban Corp.’s Current Report on Form 8-K. Exhibit incorporated herein by reference.
*******	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

BLUE VALLEY BAN CORP.

DECEMBER 31, 2011, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Audit Committee,

Board of Directors and Stockholders

Blue Valley Ban Corp.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Kansas City, Missouri

March 22, 2012

BLUE VALLEY BAN CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except share data)

ASSETS

	2011	2010
Cash and due from banks	$23,480	$37,255
Interest bearing deposits in other financial institutions	76,419	67,526
Federal funds sold	—	10,000

Cash and cash equivalents	99,899	114,781
Available-for-sale securities	61,790	63,640
Mortgage loans held for sale, fair value	5,686	8,162
Loans, net of allowance for loan losses of $13,189 and $14,731 in 2011 and 2010, respectively	425,654	477,723
Premises and equipment, net	15,897	16,239
Foreclosed assets held for sale, net	29,246	20,144
Interest receivable	1,573	1,783
Deferred income taxes	911	10,976
Prepaid expenses and other assets	6,106	2,026
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,369	7,163
Core deposit intangible asset, at amortized cost	321	464

Total assets	$654,452	$723,101

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
LIABILITIES
Deposits
Demand	$100,842	$100,975
Savings, NOW and money market	222,984	218,407
Time	166,587	221,836

Total deposits	490,413	541,218
Other interest-bearing liabilities	15,372	18,748
Long-term debt	100,434	99,757
Interest payable and other liabilities	7,778	6,214

Total liabilities	613,997	665,937

STOCKHOLDERS’ EQUITY
Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference Authorized 15,000,000 shares; issued and outstanding 2011 – 21,750 shares; 2010 – 21,750 shares	22	22
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2011 – 2,879,158 shares; 2010 – 2,843,301 shares	2,879	2,843
Additional paid-in capital	38,511	38,431
Retained earnings (Accumulated deficit)	(1,091)	15,838
Accumulated other comprehensive income, net of income tax of $89 in 2011 and $20 in 2010	134	30

Total stockholders’ equity	40,455	57,164

Total liabilities and stockholders’ equity	$654,452	$723,101

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$25,277	$28,011	$33,996
Federal funds sold and other short-term investments	151	245	144
Available-for-sale securities	1,202	1,825	1,943
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	225	222	211

Total interest and dividend income	26,855	30,303	36,294

INTEREST EXPENSE
Interest-bearing demand deposits	1,611	2,343	2,589
Savings and money market deposit accounts	346	438	490
Other time deposits	3,755	7,746	10,742
Federal funds purchased and other interest-bearing liabilities	41	45	58
Long-term debt, net	3,502	3,791	4,108

Total interest expense	9,255	14,363	17,987

NET INTEREST INCOME	17,600	15,940	18,307

PROVISION FOR LOAN LOSSES	3,300	3,095	21,635

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	14,300	12,845	(3,328)

NON-INTEREST INCOME
Loans held for sale fee income	2,120	3,506	2,785
NSF charges and service fees	944	1,062	1,472
Other service charges	2,276	2,021	1,778
Realized gains on available-for-sale securities	—	885	346
Other income	984	1,145	1,664

Total non-interest income	6,324	8,619	8,045

NON-INTEREST EXPENSE
Salaries and employee benefits	10,955	11,753	12,272
Net occupancy expense	2,599	2,756	2,811
Foreclosed assets expense	5,219	2,708	3,862
Other operating expense	7,851	8,550	8,896

Total non-interest expense	26,624	25,767	27,841

LOSS BEFORE INCOME TAXES	(6,000)	(4,303)	(23,124)
PROVISION (BENEFIT) FOR INCOME TAXES
Benefit for income taxes	(2,777)	(1,561)	(8,514)
Valuation allowance for deferred tax asset	12,600	—	—

Total provision (benefit) for income taxes	9,823	(1,561)	(8,514)

NET LOSS	(15,823)	(2,742)	(14,610)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	1,106	1,105	1,045

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(16,929)	$(3,847)	$(15,655)

BASIC LOSS PER SHARE	$(6.03)	$(1.38)	$(5.68)

DILUTED LOSS PER SHARE	$(6.03)	$(1.38)	$(5.68)

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share data)

	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2008		$22	$2,760	$37,666	$35,340	$651	$76,439
Issuance of 60,350 shares of restricted stock, net of forfeitures of 5,300			55	232			287
Issuance of 2,495 shares of common stock for the employee stock purchase plan			3	59			62
Net loss	$(14,610)				(14,610)		(14,610)
Accretion of discount on preferred shares				18	(18)		—
Dividend on preferred shares					(1,027)		(1,027)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(365)	(548)					(548)	(548)

BALANCE, DECEMBER 31, 2009	$(15,158)	$22	$2,818	$37,975	$19,685	$103	$60,603

Issuance of 29,640 shares of restricted stock, net of forfeitures of 7,454			22	406			428
Issuance of 3,465 shares of common stock for the employee stock purchase plan			3	32			35
Net loss	(2,742)				(2,742)		(2,742)
Accretion of discount on preferred shares				18	(18)		—
Dividend on preferred shares					(1,087)		(1,087)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(49)	(73)					(73)	(73)

BALANCE, DECEMBER 31, 2010	$(2,815)	$22	$2,843	$38,431	$15,838	$30	$57,164

Issuance of 40,666 shares of restricted stock, net of forfeitures of 7,437			33	44			77
Issuance of 2,628 shares of common stock for the employee stock purchase plan			3	18			21
Net loss	(15,823)				(15,823)		(15,823)
Accretion of discount on preferred shares				18	(18)		—
Dividend on preferred shares					(1,088)		(1,088)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(69)	104					104	104

BALANCE, DECEMBER 31, 2011	$(15,719)	$22	$2,879	$38,511	$(1,091)	$134	$40,455

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(15,823)	$(2,742)	$(14,610)
Adjustments to reconcile net loss to net cash flow From operating activities:
Depreciation and amortization	1,661	1,298	1,417
Amortization (accretion) of premiums and discounts on available-for-sale securities	(62)	(73)	10
Provision for loan losses	3,300	3,095	21,635
Provision for losses on foreclosed assets held for sale	3,159	734	1,363
Deferred income taxes	9,823	(1,561)	(6,126)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(106)	(104)	(101)
Net realized gains on available-for-sale securities	—	(885)	(346)
Net gain on sale of foreclosed assets	(555)	(168)	(212)
Restricted stock earned and forfeited	77	428	287
Compensation expense related to the Employee Stock Purchase Plan	4	3	7
Originations of loans held for sale	(66,014)	(135,930)	(196,374)
Proceeds from the sale of loans held for sale	68,668	136,487	195,668
Realized (gain) loss on loans held for sale fair value adjustment	(178)	33	111
Changes in:
Interest receivable	210	520	970
Net fair value of loan related commitments	257	(128)	(236)
Income taxes receivable	—	2,746	—
Prepaid expenses and other assets	(172)	981	839
Interest payable and other liabilities	490	116	913

Net cash provided by operating activities	4,739	4,850	5,215

INVESTING ACTIVITIES
Net change in loans	28,561	42,909	57,854
Proceeds from sale of loan participations	2,854	32	4,199
Purchase of premises and equipment	(499)	(226)	(136)
Proceeds from the sale of foreclosed assets, net of expenses	5,638	9,077	16,431
Purchases of available-for-sale securities	(64,915)	(134,932)	(85,749)
Proceeds from maturities of available-for-sale securities	67,000	115,000	69,750
Proceeds from sale of available-for-sale securities	—	29,885	11,346
Purchases of bank owned life insurance	(4,000)	—	—
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock and other securities	(100)	—	(521)
Proceeds from the redemption of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	—	—	1,451

Net cash provided by investing activities	34,539	61,745	74,625

FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	4,444	23,979	29,372
Net decrease in time deposits	(55,249)	(72,871)	(40,130)
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	(3,376)	2,628	(11,425)
Repayments of long-term debt	—	(42,500)	(5,396)
Proceeds from long-term debt	—	42,500	—
Prepayment penalty on modification of FHLB advances	—	(2,569)	—
Discount on repayment of long-term debt	—	—	(100)
Dividends paid on preferred stock	—	—	(212)
Net proceeds from the sale of stock through Employee Stock Purchase Plan	21	35	62

Net cash used in financing activities	(54,160)	(48,798)	(27,829)

Increase (decrease) in cash and cash equivalents	(14,882)	17,797	52,011
Cash and cash equivalents, beginning of year	114,781	96,984	44,973

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,899	$114,781	$96,984

(Continued)

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$9,794	$14,372	$18,057
Income taxes, net of refunds	$1	$(2,750)	$(3,496)
Noncash investing and financing activities:
Transfer of loans to foreclosed property, net of specific allowance	$17,354	$10,352	$32,234
Restricted stock issued	$33	$22	$55
Preferred dividends accrued but not paid	$1,088	$1,087	$815

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

DECEMBER 31, 2011, 2010 AND 2009

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents for the Company consist primarily of federal funds sold and as of December 31, 2011, the Company did not have an investment in federal funds sold.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012 at all FDIC-insured institutions. Effective July 21, 2011, the FDIC’s insurance limits were permanently increased to $250,000. The Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $22,000 at December 31, 2011.

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Bank had no reserve required at December 31, 2011, but had a clearing balance requirement of $15,000,000. The deposit balance held at the Federal Reserve Bank on December 31, 2011 was $76,138,000.

Investment in Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Unrealized gains and losses are excluded from earnings and are reported, net of related income tax effects, in accumulated other comprehensive income. Purchase premiums and discounts are amortized and accreted, respectively, to interest income using a method which approximates the level-yield method over the terms of the securities. Realized gains and losses, based on amortized cost of the specific security, are recorded on trade date and included in non-interest income. Interest on investments in debt securities is included in income when earned.

For debt securities with fair value below amortized cost and the Company does not intend to sell the debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not have any securities with other-than-temporary impairment at December 31, 2011.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mortgage Loans Held for Sale

Effective April 1, 2009, the Company adopted Statement of Financial Account Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which was subsequently incorporated into the FASB Accounting Standards Codification (ASC) in Topic 825, to account for mortgage loans originated after April 1, 2009. Mortgage loans originated and intended for sale in the secondary market are carried at fair value in the aggregate. Net unrealized gains and losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gain and losses, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate are recognized in non-interest income upon sale of the loan.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, as well as premiums and discounts, are deferred and amortized over the respective term of the loan.

Generally, the accrual of interest on loans is discontinued at the time the loan is 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Past due status is based on contractual term of the loans. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans placed on non-accrual or charged off are reversed against interest income. The interest on these loans is generally accounted for on a cash-basis or a cost recovery method, until qualifying for return to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is management's estimate of probable losses which have occurred as of the balance sheet date based on management's evaluation of risk in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The Company computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio. The general reserve covers non classified loans and is based on historical charge off experience, expected loss given default derived from the Company’s internal risk rating process and current and projected economic conditions and factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are reported as other income and foreclosed assets expense.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Other Securities

Federal Home Loan Bank and Federal Reserve Bank stock are required investments for institutions that are members of the Federal Home Loan Bank and Federal Reserve systems. The required investment in the stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Derivatives

Derivatives are recognized as assets and liabilities in the consolidated balance sheet and measured at fair value.

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

Core Deposit Intangible Assets

Intangible assets are being amortized on the straight-line basis over seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Fee Income

Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance at December 31, 2011 was $12,600,000. Due to the Company’s losses recorded over the last four years, the Company assessed the deferred tax asset during 2011 and recognized a $12,600,000 valuation allowance on the deferred tax asset based on historical and current information available relating to the Company’s ability to recognize the deferred tax asset in future near term periods. As the Company shows profits in the future, portions of this allowance may be able to be recognized in future years.

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. The Company is generally not subject to federal, state and local examination by tax authorities for years prior to 2008.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and accumulated other comprehensive income (loss), net of applicable income taxes. Accumulated other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities. Net unrealized gain or loss on available-for-sale securities, net of income taxes, included in accumulated other comprehensive income was $134,000 and $30,000, respectively, at December 31, 2011 and 2010.

Reclassification

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net loss.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings is as follows:

	2011	2010	2009
(In thousands, except share and per share data)
Net loss	$(15,823)	$(2,742)	$(14,610)
Dividends and accretion on preferred stock	(1,106)	(1,105)	(1,045)

Net loss available to common shareholders	$(16,929)	$(3,847)	$(15,655)

Average common shares outstanding	2,806,299	2,773,039	2,754,419
Average common share stock options outstanding and restricted stock (B)	21,589	15,115	8,184

Average diluted common shares (B)	2,827,888	2,788,154	2,762,603

Basic loss per share	$(6.03)	$(1.38)	$(5.68)

Diluted loss per share (A)	$(6.03)	$(1.38)	$(5.68)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at December 31, 2011, 2010 and 2009, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 10,575, 24,375 and 33,875 shares of common stock were outstanding at December 31, 2011, 2010 and 2009 respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.

Income available for common stockholders will be reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion on the warrants.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Future Accounting Requirements

On June 16, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in financial statements. The main provision of this update provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. In the single statement approach the entity must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments for this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This update does not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 2: AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Government sponsored agencies	$60,967	$228	$(24)	$61,171
Equity and other securities	600	19	—	619

	$61,567	$247	$(24)	$61,790

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Government sponsored agencies	$62,990	$228	$(179)	$63,039
Equity and other securities	600	1	—	601

	$63,590	$229	$(179)	$63,640

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$5,997	$6,024
Due after one year through five years	29,994	30,011
Due after five years through ten years	24,976	25,136
Due after ten years	—	—

Total	60,967	61,171
Equity and other securities	600	619

	$61,567	$61,790

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,000,000 and $5,013,000 at December 31, 2011 and $5,002,000 and $5,013,000 at December 31, 2010.

Gross gains of $0, $885,000, and $346,000 were realized in 2011, 2010 and 2009, respectively, and no gross losses were realized in 2011, 2010 and 2009, respectively, from sales of available-for-sale securities.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and 2010, was $19,973,000 and $29,813,000, which is approximately 32.3% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from recent increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary.

Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2011
	Less than 12 Months		12 Months or More		Total	Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government sponsored agencies	$19,973	$24	$—	$—	$19,973	$24
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$19,973	$24	$—	$—	$19,973	$24

	December 31, 2010
	Less than 12 Months		12 Months or More		Total	Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government sponsored agencies	$29,813	$179	$—	$—	$29,813	$179
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$29,813	$179	$—	$—	$29,813	$179

The unrealized losses on the Company’s investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 2: AVAILABLE-FOR-SALE SECURITIES (Continued)

The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At December 31, 2011, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity.

Information on sales of securities under agreements to repurchase is as follows:

	2011	2010
(In thousands)
Balance as of December 31	$14,413	$17,674
Carrying value of securities pledged to secure agreements to repurchases at December 31	$24,131	$27,031
Average balance during the year of securities sold under agreements to repurchase	$16,405	$17,922
Maximum amount outstanding at any month-end during the year	$18,633	$21,935

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2011 and 2010 include the following:

	2011	2010
(In thousands)
Commercial loans	$130,398	$144,181
Commercial real estate loans	154,109	169,253
Construction loans	48,438	64,641
Home equity loans	59,750	64,289
Residential real estate loans	37,882	36,903
Lease financing	2,268	5,530
Consumer loans	5,998	7,657

Total loans	438,843	492,454
Less: Allowance for loan losses	13,189	14,731

Net loans	$425,654	$477,723

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the balance in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731
Provision charged to expense	(52)	925	434	753	1,304	(33)	(31)	3,300
Losses charged off	(582)	(1,218)	(2,352)	(725)	(637)	—	—	(5,514)
Recoveries	282	91	60	48	157	25	9	672

Balance, end of year	$2,987	$3,772	$2,721	$1,338	$2,312	$30	$29	$13,189

	For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000
Provision charged to expense	683	(465)	2,189	571	400	(171)	(112)	3,095
Losses charged off	(1,364)	(2,985)	(3,662)	(387)	(660)	(43)	(7)	(9,108)
Recoveries	390	171	123	17	11	14	18	744

Balance, end of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731

	For the Year Ended December 31, 2009
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,040	$2,507	$4,695	$409	$1,201	$449	$67	$12,368
Provision charged to expense	5,044	4,997	8,358	1,274	1,944	(123)	141	21,635
Losses charged off	(4,713)	(374)	(7,716)	(653)	(1,480)	(109)	(58)	(15,103)
Recoveries	259	123	592	31	72	21	2	1,100

Balance, end of year	$3,630	$7,253	$5,929	$1,061	$1,737	$238	$152	$20,000

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of December 31, 2011 and 2010:

	December 31, 2011
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,825	$3,055	$1,462	$565	$1,727	$26	$–	$8,660
Collectively evaluated for impairment	1,162	717	1,259	773	585	4	29	4,529

Total	$2,987	$3,772	$2,721	$1,338	$2,312	$30	$29	$13,189

Loans:
Individually evaluated for impairment	$24,625	$18,099	$16,535	$3,836	$6,981	$648	$2	$70,726
Collectively evaluated for impairment	105,773	136,010	31,903	55,914	30,901	1,620	5,996	368,117

Total	$130,398	$154,109	$48,438	$59,750	$37,882	$2,268	$5,998	$438,843

	December 31, 2010
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,832	$2,617	$3,647	$576	$912	$5	$2	$9,591
Collectively evaluated for impairment	1,507	1,357	932	686	576	33	49	5,140

Total	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731

Loans:
Individually evaluated for impairment	$26,444	$26,704	$35,521	$3,544	$8,691	$983	$64	$101,951
Collectively evaluated for impairment	117,737	142,549	29,120	60,745	28,212	4,547	7,593	390,503

Total	$144,181	$169,253	$64,641	$64,289	$36,903	$5,530	$7,657	$492,454

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of December 31, 2011 and 2010. These categories are defined as follows:

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

	2011			2010
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$118,396	$12,002	$130,398	$133,603	$10,578	$144,181
Commercial real estate	144,693	9,416	154,109	148,892	20,361	169,253
Construction	33,792	14,646	48,438	35,896	28,745	64,641
Home equity	56,779	2,971	59,750	61,442	2,847	64,289
Residential real estate	32,002	5,880	37,882	30,115	6,788	36,903
Lease financing	1,960	308	2,268	5,048	482	5,530
Consumer	5,998	—	5,998	7,605	52	7,657

Total	$393,620	$45,223	$438,843	$422,601	$69,853	$492,454

The following tables present the Company’s loan portfolio aging analysis, including loans on non-accrual, as of December 31, 2011 and 2010:

	December 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$703	$200	$928	$1,831	$128,567	$130,398	$—
Commercial real estate	—	—	143	143	153,966	154,109	—
Construction	1,376	—	1,781	3,157	45,281	48,438	—
Home equity	—	2,165	—	2,165	57,585	59,750	—
Residential real estate	678	717	1,367	2,762	35,120	37,882	—
Lease financing	104	—	18	122	2,146	2,268	—
Consumer	—	—	—	—	5,998	5,998	—

Total	$2,861	$3,082	$4,237	$10,180	$428,663	$438,843	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$241	$307	$2,648	$3,196	$140,985	$144,181	$—
Commercial real estate	—	—	1,247	1,247	168,006	169,253	—
Construction	46	—	7,936	7,982	56,659	64,641	—
Home equity	200	—	964	1,164	63,125	64,289	—
Residential real estate	265	322	3,741	4,328	32,575	36,903	—
Lease financing	20	51	114	185	5,345	5,530	—
Consumer	4	—	—	4	7,653	7,657	—

Total	$776	$680	$16,650	$18,106	$474,348	$492,454	$—

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest due from the borrower in accordance with the contractual terms of the loan agreement. Impaired loans include non-performing loans, but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loans for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$16	$32	$—	$223	$56
Commercial real estate	482	514	—	1,781	109
Construction	101	101	—	1,427	—
Home equity	468	500	—	532	3
Residential real estate	904	1,014	—	1,140	17
Lease financing	—	—	—	25	67
Consumer	—	—	—	28	1
Loans with a specific valuation allowance:
Commercial	$3,709	$3,850	$1,281	$4,298	$171
Commercial real estate	4,819	5,357	2,257	6,793	107
Construction	14,313	14,776	1,353	18,080	454
Home equity	2,208	2,242	296	940	3
Residential real estate	3,838	4,416	1,389	3,791	149
Lease financing	307	307	25	324	21
Consumer	—	—	—	—	—
Total:
Commercial	$3,725	$3,882	$1,281	$4,521	$227
Commercial real estate	5,301	5,871	2,257	8,574	216
Construction	14,414	14,877	1,353	19,507	454
Home equity	2,676	2,742	296	1,472	6
Residential real estate	4,742	5,430	1,389	4,931	166
Lease financing	307	307	25	349	88
Consumer	—	—	—	28	1

Total	$31,165	$33,109	$6,601	$39,382	$1,158

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2010
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$220	$315	$—	$627	$24
Commercial real estate	4,080	4,700	—	3,891	37
Construction	3,203	3,203	—	3,384	—
Home equity	585	587	—	102	—
Residential real estate	1,279	1,924	—	1,391	—
Lease financing	140	256	—	254	2
Consumer	52	54	—	50	3
Loans with a specific valuation allowance
Commercial	$5,541	$5,585	$1,133	$2,834	$7
Commercial real estate	8,022	8,092	1,110	10,760	—
Construction	22,318	22,430	3,039	23,662	20
Home equity	626	648	299	411	—
Residential real estate	4,618	5,480	577	6,150	—
Lease financing	402	402	3	302	—
Consumer	—	—	—	12	—
Total:
Commercial	$5,761	$5,900	$1,133	$3,461	$31
Commercial real estate	12,102	12,792	1,110	14,651	37
Construction	25,521	25,633	3,039	27,046	20
Home equity	1,211	1,235	299	513	—
Residential real estate	5,897	7,404	577	7,541	—
Lease financing	542	658	3	556	2
Consumer	52	54	—	62	3

Total	$51,086	$53,676	$6,161	$53,830	$93

The December 31, 2010 information presented above was reclassified from the information presented in the 2010 Form 10K, to include troubled debt restructurings that were paying as agreed but not classified as impaired loans at December 31, 2010. This reclassification had no impact on the calculation of the allowance for loan losses.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2009
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$616	$679	$—	$406	$8
Commercial real estate	2,331	2,369	—	1,088	—
Construction	5,398	6,636	—	6,554	70
Home equity	—	—	—	32	3
Residential real estate	2,651	2,779	—	1,085	2
Lease financing	335	383	—	244	—
Consumer	—	—	—	9	—
Loans with a specific valuation allowance
Commercial	$740	$790	$512	$3,199	$36
Commercial real estate	10,936	11,076	4,309	9,952	186
Construction	5,807	7,409	839	13,576	146
Home equity	412	425	170	423	—
Residential real estate	5,753	7,172	761	5,048	41
Lease financing	—	—	—	80	3
Consumer	6	7	1	34	2
Total:
Commercial	$1,356	$1,469	$512	$3,605	$44
Commercial real estate	13,267	13,445	4,309	11,040	186
Construction	11,205	14,045	839	20,130	216
Home equity	412	425	170	455	3
Residential real estate	8,404	9,951	761	6,133	43
Lease financing	335	383	—	324	3
Consumer	6	7	1	43	2

Total	$34,985	$39,725	$6,592	$41,730	$497

The following table presents the Company’s non-accrual loans, also included in impaired loans, at December 31, 2011 and 2010:

	2011	2010
(In thousands)
Commercial	$2,029	$2,896
Commercial real estate	1,340	10,088
Construction	3,058	10,417
Home equity	2,676	1,211
Residential real estate	2,204	5,553
Lease financing	18	140
Consumer	—	52

	$11,325	$30,357

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in certain loan categories in the impaired loans are loans designated as troubled debt restructurings and classified as impaired. At December 31, 2011, the Company had $2,565,000 of commercial loans, $5,233,000 of commercial real estate loans, $13,659,000 of construction loans, $3,271,000 of residential real estate loans and $290,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired.

As a result of adopting the amendments in ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all restructurings that occurred on or after the beginning of its current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified four loans restructured during the current fiscal year not originally classified as troubled debt restructurings totaling $1,066,000; however, these loans were properly classified as non-accrual impaired loans at the time of restructure and thus the allowance for loan losses was measured using the impairment measurement guidance. Accordingly, there was no change in the valuation of these loans.

At December 31, 2011, the Company had a number of loans that were modified in troubled debt restructuring and classified as impaired. The modification of terms of such loans were primarily renewals of existing debt to troubled borrowers at a below market rate, debt restructurings to interest-only terms and debt restructurings extending the amortization period.

The following table presents loans restructured and classified as troubled debt restructurings by class during the years ended December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
Commercial	6	$1,417	$1,408	3	$3,230	$2,865
Commercial real estate	5	3,498	3,498	2	6,339	6,418
Construction	3	3,724	3,724	8	20,638	19,932
Home equity	—	—	—	—	—	—
Residential real estate	—	—	—	2	204	204
Lease financing	—	—	—	2	596	446
Consumer	—	—	—	—	—	—

Total	14	$8,639	$8,630	17	$31,007	$29,865

The following table presents troubled debt restructurings modified within the past 12 months included above that are 90 days past due or are non-accrual as of December 31, 2011:

	December 31, 2011
	Number of Loans	Recorded Balance
(In thousands)
Commercial	6	$868
Commercial real estate	1	339
Construction	2	532
Home equity	—	—
Residential real estate	—	—
Lease financing	—	—
Consumer	—	—

	9	$1,739

As of December 31, 2011, the Company had $753,000 of commitments outstanding to borrowers with loans classified as troubled debt restructurings. However, these commitments are subject to approval prior to advancement of funds to the borrower.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 4: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	2011	2010
(In thousands)
Land	$5,154	$5,154
Buildings and improvements	15,898	15,795
Furniture and equipment	8,110	7,717

	29,162	28,666
Less accumulated depreciation	13,265	12,427

Total premises and equipment	$15,897	$16,239

NOTE 5: FORECLOSED ASSETS HELD FOR SALE

Activity in the allowance for losses on foreclosed assets was as follows:

	2011	2010	2009
(In thousands)
Balance, beginning of year	$481	$166	$—
Provision charged to expense	3,159	734	1,363
Charge offs, net of recoveries	(655)	(419)	(1,197)

Balance, end of year	$2,985	$481	$166

Expenses applicable to foreclosed assets at December 31 include the following:

	2011	2010	2009
(In thousands)
Net loss (gain) on sales of foreclosed assets	$(555)	$(168)	$(212)
Provision for losses	3,159	734	1,363
Operating expenses, net of rental income	1,921	1,656	1,902

	$4,525	$2,222	$3,053

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 6: CORE DEPOSIT INTANGIBLE ASSETS

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2011 and 2010 were:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Core Deposit Intangible	$1,000	$(679)	$1,000	$(536)

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $143,000, $143,000 and $219,000, respectively. Estimated amortization expense for the remainder of the amortization period is:

(In thousands)
2012	$143
2013	143
2014	35

NOTE 7: DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded an increase in other assets of $7,000, a decrease in other liabilities of $8,000 and an increase in other income of $15,000 for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recorded an increase in other assets of $1,000, a decrease in other liabilities of $38,000 and an increase in other income of $39,000. For the year ended December 31, 2009, the Company recorded an increase in other liabilities of $47,000 and an increase in other income of $47,000.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded a decrease in other assets of $272,000 and a decrease in other income of $272,000 for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recorded an increase in other assets of $89,000 and an increase in other income of $89,000.

At December 31, 2011 and 2010, total mortgage loans in the process of origination amounted to $1,410,000 and $1,688,000, respectively. At December 31, 2011 and 2010, related forward commitments to sell mortgage loans amounted to approximately $7,096,000 and $9,850,000, respectively.

The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2011 and 2010, is disclosed in Note 20, Disclosures About Fair Value of Assets and Liabilities.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 8: INTEREST-BEARING DEPOSITS

Interest-bearing time deposits in denominations of $100,000 or more were $86,351,000 on December 31, 2011 and $104,092,000 on December 31, 2010. The Company acquires brokered deposits in the normal course of business. At December 31, 2011 and 2010, brokered deposits of $34,544,000 and $45,949,000, respectively, were included in the Company’s time deposit balance. Of the $34,544,000 in brokered deposits, $24,414,000 represented customer funds placed into the Certificate of Deposit Account Registry Service (“CDARS”). The Bank is a member of the CDARS service which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS institutions to ensure that full FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core funding.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(In thousands)
2012	$100,404
2013	30,160
2014	9,911
2015	15,071
2016	9,376
Thereafter	1,665

$166,587

NOTE 9: OPERATING LEASES

Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2015. Minimum future rent receivable under noncancellable operating leases at December 31, 2011 was as follows:

(In thousands)
2012	$301
2013	181
2014	75
2015	7

$564

Consolidated rental and operating lease expenses incurred for space the Company leases from others were $11,000, $14,000 and $6,000 in 2011, 2010 and 2009, respectively. The Company terminated the lease for space rented from others September 30, 2011.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 10: SHORT TERM DEBT

The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans and available-for-sale securities. At December 31, 2011 and 2010, there was no outstanding balance on the line of credit. The variable interest rate was 0.26% on December 31, 2011 and 2010. At December 31, 2011 approximately $16,282,000 was available. Advances are made at the discretion of the Federal Home Loan Bank of Topeka.

The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At December 31, 2011 and 2010, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at December 31, 2011 approximately $32,583,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

NOTE 11: LONG TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following components:

	2011	2010
(In thousands)
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(1,654)	(2,331)

Net Federal Home Loan Bank advances	80,846	80,169

Subordinated Debentures – BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures – BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$100,434	$99,757

(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans and available-for-sale securities totaling $159,011,000 at December 31, 2011. Advances, at interest rates from 0.31% to 4.26% are subject to restrictions or penalties in the event of prepayment. Federal Home Loan Bank advance availability is determined quarterly and at December 31, 2011, approximately $16,282,000 was available. Advances are made at the discretion of the Federal Home Loan Bank of Topeka.

In the third quarter of 2010, the Company repaid $42,500,000 of FHLB advances by rolling the net present value of the advances being repaid into the funding cost of $42,500,000 of new advances. A $2,569,000 modification fee was associated with paying off the original FHLB advances which is amortized as an adjustment of interest expense over the remaining term of the new FHLB advances using the straight line method. The unamortized modification fee at December 31, 2011 was approximately $1,654,000. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings.

(B)	Due in 2033; interest only at three month LIBOR + 3.25% (3.68% at December 31, 2011 and 3.54% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust II issued and sold $7,500,000 in Capital Securities to third parties and $232,000 of Common Securities to the Company. As of 2008, the Company may prepay the subordinated debentures, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at three month LIBOR + 1.60% (2.18% at December 31, 2011 and 1.90% at December 31, 2010) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company. Subordinated to the trust preferred securities (B) due in 2033. As of 2010, the Company may prepay the subordinated debentures, in whole or in part, at their face value plus accrued interest.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 11: LONG TERM DEBT (Continued)

At the request of the Federal Reserve Bank of Kansas City, quarterly payments are being deferred on the Company’s outstanding trust preferred securities. Under the governing documents of the BVBC Capital Trust II and III, the quarterly payments since April 24, 2009 for BVBC Capital Trust II and March 31, 2009 for BVBC Capital Trust III were deferred. The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement. During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded. For BVBC Capital Trust III, the Company must also accrue additional interest that is equal to the three month LIBOR rate plus 1.60% during the deferral period. All accrued interest and compounded interest must be paid at the end of the deferral period.

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

Aggregate annual maturities of long-term debt at December 31, 2011 are as follows:

(In thousands)
2012	$—
2013	20,000
2014	7,500
2015	20,000
2016	10,000
Thereafter	44,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(1,654)

$100,434

NOTE 12: INCOME TAXES

The provision for income taxes consists of the following:

	2011	2010	2009
(In thousands)
Taxes currently (refundable) payable	$—	$—	$(2,388)
Deferred income taxes	9,823	(1,561)	(6,126)

	$9,823	$(1,561)	$(8,514)

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 12: INCOME TAXES (Continued)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2011	2010	2009
(In thousands)
Computed at the statutory rate (34%)	$(2,040)	$(1,463)	$(7,862)
Increase (decrease) resulting from:
Tax-exempt interest	(50)	(5)	(12)
State income taxes	(20)	124	(208)
Deferred tax asset valuation allowance	12,600	—	—
Other	(667)	(217)	(432)

Actual tax provision	$9,823	$(1,561)	$(8,514)

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2011 and 2010 consolidated balance sheets are as follows:

	2011	2010
(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,880	$5,451
Net Operating Loss from Blue Valley Ban Corp. and subsidiary	7,733	5,991
Deferred compensation	123	174
Offering costs	190	200
Non-accrual loan interest	59	75
Other real estate owned reserve	1,215	178
Other	516	88

	14,716	12,157

Deferred tax liabilities:
Accumulated depreciation	(321)	(346)
FHLB stock basis	(511)	(472)
Accumulated appreciation on available-for- sale securities	(89)	(20)
Prepaid intangibles	(185)	(198)
Core Deposit Intangible related to Unison Bancorp Inc. and subsidiary acquisition	(90)	(136)
Other	(9)	(9)

	(1,205)	(1,181)

Net deferred tax asset before valuation allowance	13,511	10,976
Valuation Allowance	(12,600)	—

Net deferred tax asset	$911	$10,976

The Company has unused Federal net operating loss carryforwards of $20,004,000, which expire starting in 2029. The Company has unused Kansas Privilege Tax net operating loss carryforwards of $31,047,000 which expire between 2018 and 2022.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Bank had capital in excess of regulatory requirements for a well-capitalized institution. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2011 that management believes have changed the Bank’s position.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$65,917	12.08%	$43,640	8.00%	N/A
Bank Only	$70,736	12.98%	$43,587	8.00%	$54,484	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$53,455	9.80%	$21,820	4.00%	N/A
Bank Only	$63,838	11.72%	$21,794	4.00%	$32,691	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$53,455	8.04%	$26,609	4.00%	N/A
Bank Only	$63,838	9.61%	$26,571	4.00%	$33,214	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$73,320	12.66%	$46,347	8.00%	N/A
Bank Only	$76,043	13.15%	$46,260	8.00%	$57,825	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$65,986	11.39%	$23,173	4.00%	N/A
Bank Only	$68,722	11.88%	$23,130	4.00%	$34,695	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$65,986	9.04%	$29,213	4.00%	N/A
Bank Only	$68,722	9.41%	$29,215	4.00%	$36,519	5.00%

The Company and Bank are subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2011, any dividend declaration would require regulatory approval.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 13: REGULATORY MATTERS (Continued)

Preferred Stock and Warrants

On December 5, 2008, the Company issued and sold to the United States Department of Treasury (the “Treasury”) 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Shares”), along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21,750,000 (the “Transaction”). The Preferred Shares have a liquidation preference of $1,000 per share. The Transaction occurred pursuant to, and is governed by the U.S. Treasury’s Capital Purchase Plan (the “CPP”), which was designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy. In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes a Securities Purchase Agreement-Standard Terms (the “SPA”). The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid. During the first three years after the transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:

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

DECEMBER 31, 2011, 2010 AND 2009

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

The Board of Directors of Blue Valley Ban Corp. and its wholly owned subsidiary, Bank of Blue Valley, entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009. This agreement was a result of an examination that was completed by the regulators in May 2009, and relates primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank have substantially complied will all items in the agreement.

At the request of the Federal Reserve Bank of Kansas City, the Company notified the Treasury of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of December 31, 2011, the Company has deferred eleven dividend payments. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, in November 2010 the Treasury assigned an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of December 31, 2011, the Company had accrued $3,205,000 for the dividends and interest on outstanding Preferred Shares.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2011 and 2010, the Company had loans outstanding to executive officers, directors and to companies in which the Company’s and Bank’s executive officers or directors were principal owners, in the amount of $13,076,000 and $20,549,000, respectively. Annual activity consisted of the following:

	2011	2010
(In thousands)
Balance, beginning of year	$20,549	$22,387
New loans and advances	7,191	9,450
Repayments and reclassifications	(14,664)	(11,288)

Balance, end of year	$13,076	$20,549

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, when originated these loans did not involve more than the normal risk of collectability or present other unfavorable features.

Deposits from executive officers and directors held by the Company at December 31, 2011, and 2010 totaled $4,514,000 and $5,997,000, respectively.

NOTE 15: PROFIT SHARING AND 401(K) PLANS

The Company’s profit sharing and 401(k) plans cover substantially all employees. Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period. The Company did not make a contribution to the profit sharing plan during 2011, 2010 and 2009. The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches 100% of the first 3% of the employee’s contribution plus 50% of the next 2% of compensation contributed by the employee. The Company’s matching contributions to the 401(k) plan are vested immediately. The Company’s matching contributions charged to expense for 2011, 2010 and 2009 were $255,000, $282,000 and $302,000, respectively.

NOTE 16: EQUITY INCENTIVE COMPENSATION

The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.

Under the fixed option provisions of the Plan, the Company may grant options for shares of common stock that vest two years from the date of grant to its employees. At December 31, 2011, the Company had 141,796 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms). The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.

During 2011, 2010 and 2009, the Company granted no stock options, but did grant 40,666, 29,640 and 60,350 shares of restricted common stock, respectively. Recipients of the restricted stock grant who are employees fully vest in the stock after three years from the date of the grant. Recipients of the restricted stock grant who are directors vested immediately in 2011, 2010 and 2009. The non-vested shares were 40,529, 49,308, and 61,750 as of December 31, 2011, 2010 and 2009, respectively. The cost basis of the restricted shares granted which is equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 16: EQUITY INCENTIVE COMPENSATION (Continued)

the applicable vesting period. Expenses associated with restricted stock grants were $300,000, $608,000, and 306,000 for 2011, 2010 and 2009, respectively. The amount of unrecognized compensation costs was $127,000, $264,000, and $650,000 as of December 31, 2011, 2010, and 2009, respectively. During 2011, 2010 and 2009, 7,437, 7,454 and 5,300 shares of restricted stock were forfeited, respectively.

A summary of the status of option shares under the plan at December 31, 2011, 2010 and 2009, and changes during the years then ended, is presented below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	24,375	$22.07	33,875	$20.51	51,225	$20.38
Exercised	—	—	—	—	—	—
Forfeited	13,800	19.82	9,500	16.50	17,350	20.12

Outstanding, end of year	10,575	$25.00	24,375	$22.07	33,875	$20.51

Intrinsic value of shares exercised	$—		$—		$—

Options exercisable, end of year	10,575	$25.00	24,375	$22.07	33,875	$20.51

The weighted-average remaining contractual life of option shares at December 31, 2011 was 0.95 years and the exercise price was $25.00. Information about options outstanding and exercisable as of December 31, 2011 is set forth in the following table.

Exercise Price	Number Outstanding and Exercisable at 12/31/11	Options Outstanding and Exercisable Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$25.00	10,575	1year	$25.00

NOTE 17: EMPLOYEE STOCK PURCHASE PLAN

The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company. The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February 2004. Expense associated with the plan recognized in 2011, 2010 and 2009 was approximately $4,000, $3,000 and $7,000, respectively. Information about employee stock purchase plan activity as of December 31, 2011, 2010 and 2009 is set forth in the following table.

Plan year ending January	Employee Stock Purchase Plan Activity Shares purchased	Purchase Price
2011	2,628	$6.80
2010	3,465	$8.71
2009	2,495	$21.25

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 18: OTHER INCOME/EXPENSE

Other income consists of the following:

	2011	2010	2009
(In thousands)
Rental income	$378	$264	$377
Realized gain on foreclosed assets	578	434	730
Other income	28	447	557

Total	$984	$1,145	$1,664

Other operating expenses consist of the following:

	2011	2010	2009
(In thousands)
FDIC assessments	$1,509	$2,076	$2,267
Professional fees	1,237	1,520	1,297
Data processing	1,110	1,278	1,318
ATM and network fees	758	743	684
Loan processing fees	283	308	346
Other expense	2,954	2,625	2,984

Total	$7,851	$8,550	$8,896

NOTE 19: FAIR VALUE OPTION

The Company elected to adopt The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which was subsequently incorporated into FASB Accounting Standards Codification in Topic 825, for mortgage loans held for sale originated after April 1, 2009. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date.

In accordance with Topic 825, the Company has elected to measure loans held for sale at fair value. Loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing release. These loans are sold prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). It is management’s opinion given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.

The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was a gain of $34,000 at December 31, 2011 and a loss of $144,000 at December 31, 2010. Gains from fair value changes included in loans held for sale fee income was $178,000 for the year ended December 31, 2011 and losses from fair value changes included in loans held for sale fee income was $33,000 for the year ended December 31, 2010. Interest income on loans held for sale is included in interest and fees on loan in the Company’s consolidated statement of operations. See Note 20 for additional disclosures regarding fair value of mortgage loans held for sale.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the Company’s consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Commitments to Originate Loans and Forward Sales Commitments

The fair value of commitments to originate loans and the fair value of forward sales commitments are estimated using a valuation model which considers differences between quoted prices for loans with similar characteristics in the secondary market and the committed rates. The valuation model includes assumptions which adjust the price for the likelihood that the commitment will ultimately result in a closed loan. These measurements are significant unobservable inputs and are classified as Level 3 within the hierarchy.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(In thousands)
December 31, 2011:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$61,171	$—	$61,171	$—
Equity and other securities	619	619	—	—
Mortgage loans held for sale	5,686	—	5,686	—
Commitments to originate loans	8	—	—	8
Forward sales commitments	100	—	—	100

Total assets	$67,584	$619	$66,857	$108

Liabilities:
Commitments to originate loans	$1	$—	$—	$1
Forward sales commitments	—	—	—	—

Total liabilities	$1	$—	$—	$1

December 31, 2010:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$63,039	$—	$63,039	$—
Equity and other securities	601	601	—	—
Mortgage loans held for sale	8,162	—	8,162	—
Commitments to originate loans	1	—	—	1
Forward sales commitments	372	—	—	372

Total assets	$72,175	$601	$71,201	$373

Liabilities:
Commitments to originate loans	$9	$—	$—	$9
Forward sales commitments	—	—	—	—

Total liabilities	$9	$—	$—	$9

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s consolidated balance sheet using significant unobservable (Level 3) inputs:

	Commitments to Originate Loans	Forward Sales Commitments
(In thousands)
Balance as of December 31, 2010	$(8)	$372
Total realized and unrealized gains (losses):
Included in net income (loss)	15	(272)

Balance as of December 31, 2011	$7	$100

Balance as of December 31, 2009	$(47)	$283
Total realized and unrealized gains (losses):
Included in net income (loss)	39	89

Balance as of December 31, 2010	$(8)	$372

Realized and unrealized gains and losses for items reflected in the table above are included in other income in the consolidated statement of operations.

Following is a description of the valuation methodologies and inputs used for financial and nonfinancial instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to the contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are recorded at the lower of carrying amount or fair value less cost to sell.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements at December 31, 2011 and 2010 of assets and liabilities measured at fair value on a non-recurring basis during the respective year:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(In thousands)
December 31, 2011:
Impaired loans, net of reserves	$21,139	$—	$—	$21,139
Foreclosed assets held for sale, net	12,826	—	—	12,826

	$33,965	$—	$—	$33,965

December 31, 2010:
Impaired loans, net of reserves	$26,106	$—	$—	$26,106
Foreclosed assets held for sale, net	3,360	—	—	3,360

	$29,466	$—	$—	$29,466

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

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and other securities

The carrying amounts for these securities approximate their fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these deposits approximates fair value. The fair value of fixed maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Securities Sold Under Agreement to Repurchase and Other Interest-Bearing Liabilities

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 20: DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Long-Term Debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. Fair value of long-term debt is based on quoted market prices or dealer prices for the identical liability when traded as an asset in an active market. If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at December 31, 2011 and 2010.

	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$99,899	$99,899	$114,781	$114,781
Loans, net of allowance for loan losses	425,654	428,698	477,723	478,926
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,369	7,369	7,163	7,163
Interest receivable	1,573	1,573	1,783	1,783
Financial liabilities:
Deposits	490,413	492,688	541,218	543,832
Securities sold under agreement to repurchase and other interest-bearing liabilities	15,372	15,372	18,748	18,748
Long-term debt	100,434	94,411	99,757	90,880
Interest payable	3,228	3,228	2,689	2,689
Unrecognized financial instruments
(net of amortization):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 21: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS

The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County. The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2011 and 2010, the Company had outstanding commitments to originate loans aggregating approximately $22,744,000 and $6,081,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to $1,410,000 and $1,688,000 at December 31, 2011 and 2010, respectively. Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates. Mortgage loans held for sale amounted to $5,686,000 and $8,162,000 at December 31, 2011 and 2010, respectively.

Forward commitments to sell mortgage loans are obligations to sell loans at a specified price on or before a specified future date. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related forward commitments to sell mortgage loans amounted to approximately $7,096,000 and $9,850,000 at December 31, 2011 and 2010, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $853,000 and $6,880,000 at December 31, 2011 and 2010, respectively, with terms ranging from one year to three years with the majority expiring in one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2011, the Company had unused lines of credit to borrowers aggregating approximately $141,238,000 for commercial, commercial real estate and construction lines and $38,446,000 for open-end consumer lines of credit. At December 31, 2010, the Company had unused lines of credit to borrowers aggregating approximately $109,600,000 for commercial, commercial real estate and construction lines and $39,987,000 for open-end consumer lines of credit.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 21: COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS (Continued)

The current protracted decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s and Bank’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company’s and Bank’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s and Bank’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

NOTE 22: LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 23: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents the unaudited results of operations for the past two years by quarter. See discussion on earnings per share in "Note 1: Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$6,736	$6,837	$6,631	$6,651	$7,277	$7,653	$7,717	$7,656
Interest expense	2,098	2,207	2,410	2,540	2,966	3,473	3,909	4,015

Net interest income	4,638	4,630	4,221	4,111	4,311	4,180	3,808	3,641
Provision for loan losses	600	700	2,000	—	1,645	—	1,200	250

Net interest income after provision for loan losses	4,038	3,930	2,221	4,111	2,666	4,180	2,608	3,391
Non-interest income	1,758	1,717	1,445	1,404	2,299	2,231	1,631	1,573
Realized gains on available-for sale securities	—	—	—	—	448	342	95	—
Non-interest expense	6,882	7,672	5,882	6,188	7,047	6,141	6,226	6,353

Income (loss) before income taxes	(1,086)	(2,025)	(2,216)	(673)	(1,634)	612	(1,892)	(1,389)
Provision (benefit) for income taxes	10,136	—	(69)	(244)	(595)	230	(680)	(516)

Net income (loss)	(11,222)	(2,025)	(2,147)	(429)	(1,039)	382	(1,212)	(873)

Dividends on preferred shares	290	272	272	272	289	272	272	272

Net income (loss) available to common shareholders	$(11,512)	$(2,297)	$(2,419)	$(701)	$(1,328)	$110	$(1,484)	$(1,145)

Net Income (loss) per Share Data
Basic	$(4.10)	$(0.82)	$(0.86)	$(0.25)	$(0.47)	$0.04	$(0.54)	$(0.41)

Diluted	$(4.10)	$(0.82)	$(0.86)	$(0.25)	$(0.47)	$0.04	$(0.54)	$(0.41)

Balance Sheet
Total assets	$654,452	$677,511	$691,580	$693,776	$723,101	$755,362	$818,275	$844,228
Total loans, net	425,654	442,496	443,878	462,009	477,723	483,165	498,238	507,910
Stockholders' equity	40,455	51,912	54,310	56,368	57,164	58,786	58,786	59,583

The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2011 and 2010

	2011	2010
(In thousands)
ASSETS
Cash and cash equivalents	$743	$842
Investments in subsidiaries:
Bank of Blue Valley	64,282	77,703
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	55	1,214

Total Assets	$65,668	$80,347

LIABILITIES
Subordinated debentures	$19,588	$19,588
Other liabilities	5,625	3,595

Total Liabilities	25,213	23,183

STOCKHOLDERS’ EQUITY
Preferred Stock	22	22
Common stock	2,879	2,843
Additional paid-in capital	38,511	38,431
Retained earnings (Accumulated deficit)	(1,091)	15,838
Accumulated other comprehensive income, net of income tax of $89 and $20 at 2011 and 2010, respectively	134	30

Total Stockholders’ Equity	40,455	57,164

Total Liabilities and Stockholders’ Equity	$65,668	$80,347

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011		2010		2009
(In thousands)
Income
Dividends from subsidiaries	$—		$—		$700
Other income	19		20		20

	19		20		720
Expenses	1,291		1,496		1,336

Loss before income taxes and equity in undistributed net loss of subsidiaries Income tax (benefit)	(1,272 (1,142	) )	(1,476 (531	) )	(616 (474	) )
Valuation allowance on deferred tax asset	2,169		—		—

Loss before equity in undistributed net loss of subsidiaries	(2,299)		(945)		(142)
Equity in undistributed net loss of subsidiaries	(13,524)		(1,797)		(14,468)

Net loss	$(15,823)		$(2,742)		$(14,610)

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
(In thousands)
OPERATING ACTIVITIES
Net loss	$(15,823)	$(2,742)	$(14,610)
Items not requiring (providing) cash:
Deferred income taxes	1,197	(417)	(29)
Equity in undistributed net loss of subsidiaries	13,524	1,797	14,468
Restricted stock earned	77	428	287
Changes in:
Other assets	(38)	—	(243)
Other liabilities	943	842	696

Net cash provided by (used in) operating activities	(120)	(92)	569

INVESTING ACTIVITIES
Capital contributed to subsidiary	—	—	(4,000)

Net cash used in investing activities	—	—	(4,000)

FINANCING ACTIVITIES
Dividends paid on preferred stock	—	—	(212)
Proceeds from sale of common stock through Employee Stock Purchase Plan (ESPP)	21	35	62

Net cash provided by (used in) financing activities	21	35	(150)

DECREASE IN CASH AND CASH EQUIVALENTS	(99)	(57)	(3,581)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	842	899	4,480

CASH AND CASH EQUIVALENTS, END OF YEAR	$743	$842	$899