Form 10-Q
period 2012-03-31
BLUE VALLEY BAN CORP
filed 2012-05-11
CIK 901842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012 the registrant had 2,883,936 shares of Common Stock ($1.00 par value) outstanding.

Blue Valley Ban Corp.

FORM 10-Q Index

Part I. Financial Information

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Blue Valley Ban Corp.

Overland Park, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of Blue Valley Ban Corp. as of March 31, 2012, and the related condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 22, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri

May 11, 2012

Blue Valley Ban Corp.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$29,546	$23,480
Interest-bearing deposits in other financial institutions	86,443	76,419

Cash and cash equivalents	115,989	99,899

Available-for-sale securities	66,666	61,790
Mortgage loans held for sale, fair value	1,597	5,686
Loans, net of allowance for loan losses of $10,841 and $13,189 in 2012 and 2011, respectively	427,094	425,654

Premises and equipment, net	15,873	15,897
Foreclosed assets held for sale, net	27,864	29,246
Interest receivable	1,899	1,573
Deferred income taxes	965	911
Prepaid expenses and other assets	6,315	6,106
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,398	7,369
Core deposit intangible asset, at amortized cost	286	321

Total assets	$671,946	$654,452

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES

Deposits
Demand	$107,740	$100,842
Savings, NOW and money market	228,767	222,984
Time	170,897	166,587

Total deposits	507,404	490,413

Other interest-bearing liabilities	15,625	15,372
Long-term debt	100,603	100,434
Interest payable and other liabilities	8,481	7,778

Total liabilities	632,113	613,997

STOCKHOLDERS’ EQUITY
Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference; authorized 15,000,000 shares; issued and outstanding 2012 – 21,750 shares; 2011 – 21,750 shares	22	22
Common stock, par value $1 per share; authorized 15,000,000 shares; issued and outstanding 2012 – 2,883,936 shares; 2011 – 2,879,158 shares	2,884	2,879
Additional paid-in capital	38,550	38,511
Retained earnings (Accumulated deficit)	(1,678)	(1,091)
Accumulated other comprehensive income, net of income tax of $36 in 2012 and $89 in 2011	55	134

Total stockholders’ equity	39,833	40,455

Total liabilities and stockholders’ equity	$671,946	$654,452

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(In thousands, except share data)

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,884	$6,343
Federal funds sold and other short-term investments	43	39
Available-for-sale securities	268	244
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	29	25

Total interest and dividend income	6,224	6,651

INTEREST EXPENSE
Interest-bearing demand deposits	265	474
Savings and money market deposit accounts	84	97
Other time deposits	700	1,099
Federal funds purchased and other interest-bearing liabilities	9	10
Long-term debt, net	912	860

Total interest expense	1,970	2,540

NET INTEREST INCOME	4,254	4,111

PROVISION FOR LOAN LOSSES	450	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,804	4,111

NON-INTEREST INCOME
Loans held for sale fee income	543	554
NSF charges and service fees	256	223
Other service charges	618	500
Other income	193	127

Total non-interest income	1,610	1,404

NON-INTEREST EXPENSE
Salaries and employee benefits	2,581	2,822
Net occupancy expense	647	663
Foreclosed assets expense	609	741
Other operating expense	1,893	1,962

Total non-interest expense	5,730	6,188

LOSS BEFORE INCOME TAXES	(316)	(673)

PROVISION (BENEFIT) FOR INCOME TAXES
Benefit for income taxes	(104)	(244)
Valuation allowance for deferred tax asset	103	—

Total provision (benefit) for income taxes	(1)	(244)

NET LOSS	(315)	(429)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	(272)	(272)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(587)	$(701)

BASIC LOSS PER SHARE	$(0.21)	$(0.25)

DILUTED LOSS PER SHARE	$(0.21)	$(0.25)

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2012 and 2011

(In thousands)

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
NET LOSS

OTHER COMPREHENSIVE LOSS	$(315)	$(429)

Change in unrealized appreciation on available-for-sale securities, net of income taxes of $(53) in 2012 and $(18) in 2011	(79)	(26)

COMPREHENSIVE LOSS	$(394)	$(455)

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2010	$22	$2,843	$38,431	$15,838	$30	$57,164

Forfeiture of 2,280 shares of restricted stock	—	(2)	(88)	—	—	(90)
Issuance of 2,628 shares common stock for the employee stock purchase plan	—	3	18	—	—	21
Dividends on preferred stock	—	—	—	(272)	—	(272)
Net loss	—	—	—	(429)	—	(429)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $18	—	—	—	—	(26)	(26)

BALANCE, MARCH 31, 2011	$22	$2,844	$38,361	$15,137	$4	$56,368

BALANCE, DECEMBER 31, 2011	$22	$2,879	$38,511	$(1,091)	$134	$40,455

Forfeiture of 1,730 shares of restricted stock	—	(2)	19	—	—	17
Issuance of 6,508 shares common stock for the employee stock purchase plan	—	7	20	—	—	27
Dividends on preferred stock	—	—	—	(272)	—	(272)
Net loss	—	—	—	(315)	—	(315)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $53	—	—	—	—	(79)	(79)

BALANCE, MARCH 31, 2012	$22	$2,884	$38,550	$(1,678)	$55	$39,833

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(In thousands)

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315)	$(429)
Adjustments to reconcile net loss to net cash flow
From operating activities:
Depreciation and amortization	411	404
Accretion of premiums and discounts on available-for-sale securities	(20)	(3)
Provision for loan losses	450	—
Provision for losses on foreclosed assets held for sale	128	361
Deferred income taxes	(1)	(107)
Stock dividends on Federal Home Loan Bank (FHLB) stock	(29)	(24)
Net (gain) loss on sale of foreclosed assets	79	(345)
Restricted stock earned and forfeited	17	(90)
Compensation expense related to the Employee Stock Purchase Plan (ESPP)	1	1
Originations of loans held for sale	(16,111)	(6,244)
Proceeds from the sale of loans held for sale	20,167	14,200
Realized (gain) loss on loans held for sale fair value adjustment	33	(146)
Changes in:
Interest receivable	(326)	(36)
Net fair value of loan related commitments	61	354
Cash surrender value of life insurance	(37)	(6)
Prepaid expenses and other assets	(231)	(403)
Interest payable and other liabilities	433	101

Net cash provided by operating activities	4,710	7,588

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(4,343)	14,992
Proceeds from the sale of loan participations	1,456	—
Purchase of premises and equipment	(183)	(29)
Proceeds from the sale of foreclosed assets, net of expenses	2,167	1,768
Purchases of available-for-sale securities	(9,988)	—
Proceeds from maturities of available-for-sale securities	5,000	8,000

Net cash provided by (used in) investing activities	(5,891)	24,731

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	12,681	(2,243)
Net increase (decrease) in time deposits	4,310	(23,659)
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	253	(3,163)
Net proceeds from the sale of stock through ESPP	27	21

Net cash provided by (used in) financing activities	17,271	(29,044)

Increase in cash and cash equivalents	16,090	3,275
Cash and cash equivalents, beginning of period	99,899	114,781

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,989	$118,056

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(In thousands)

	March 31, 2012		March 31, 2011
	(Unaudited	)	(Unaudited	)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,093		$2,466
Income taxes, net of refunds	—		—

Noncash investing and financing activities:
Transfer of loans to foreclosed property, net of specific allowance	997		722
Restricted stock issued, net of forfeitures	(2)		(2)
Preferred dividends accrued but not paid	272		272

See Accompanying Notes to Condensed Consolidated Financial Statements

and Report of Independent Registered Public Accounting Firm

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Blue Valley Ban Corp.’s (the “Company”) condensed consolidated financial position as of March 31, 2012, and the condensed consolidated results of its operations, comprehensive loss, stockholders’ equity and cash flows for the periods ended March 31, 2012 and 2011, and are of a normal recurring nature. The condensed consolidated balance sheet of the Company, as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The report of BKD, LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

Note 2: Recent and Future Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements. The main provision of this update provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. In the single statement approach the entity must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments for this update are to be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update had no adverse impact on the Company’s consolidated financial statements.

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This update does not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update had no adverse impact on the Company’s consolidated financial statements.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 3: Earnings Per Share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The computation of per share earnings (loss) for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011
(In thousands, except share and per share data)	(Unaudited)	(Unaudited)
Net loss	$(315)	$(429)
Preferred dividends	(272)	(272)

Net loss available to common stockholders	$(587)	$(701)

Average common shares outstanding	2,845,444	2,798,084
Average common share stock options outstanding and restricted stock (B)	18,338	24,522

Average diluted common shares (B)	2,863,782	2,822,606

Basic loss per share	$(0.21)	$(0.25)

Diluted loss per share (A)	$(0.21)	$(0.25)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.
(B)	Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at March 31, 2012 and 2011, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 10,575 and 24,375 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.

Income available for common stockholders is reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion of the warrants.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 4: Available-for-Sale Securities

The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	March 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government sponsored agencies	$65,975	$80	$(7)	$66,048
Equity and other securities	600	18	—	618

	$66,575	$98	$(7)	$66,666

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government sponsored agencies	$60,967	$228	$(24)	$61,171
Equity and other securities	600	19	—	619

	$61,567	$247	$(24)	$61,790

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,998	$6,014
Due after one year through five years	24,996	25,023
Due after five years through ten years	34,981	35,011
Due after ten years	—	—

Total	65,975	66,048
Equity and other securities	600	618

	$66,575	$66,666

The book value and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,000,000 and $5,005,000, respectively at March 31, 2012 and $5,000,000 and $5,013,000, respectively at December 31, 2011.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 4: Available-for-Sale Securities (Continued)

There were no gross gains or losses realized for the three months ended March 31, 2012 and 2011, respectively, from sales of available-for-sale securities.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2012 and December 31, 2011, was $9,981,000 and $19,973,000, which is approximately 15.0% and 32.3%, respectively, of the Company’s available-for-sale investment portfolio. These declines in fair value resulted primarily from recent increases in market interest rates. Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in the fair value for these securities are temporary.

Unrealized losses and fair value as of March 31, 2012 and December 31, 2011, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$9,981	$7	$—	$—	$9,981	$7
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$9,981	$7	$—	$—	$9,981	$7

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$19,973	$24	$—	$—	$19,973	$24
Equity and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$19,973	$24	$—	$—	$19,973	$24

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 4: Available-for-Sale Securities (Continued)

The unrealized losses on the Company’s investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The Company enters into sales of securities under agreements to repurchase. The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are book-entry securities. During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities. At March 31, 2012, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity. Information on sales of securities under agreements to repurchase is as follows:

(In thousands)	March 31, 2012	December 31, 2011
Balance	$15,625	$14,413
Carrying value of securities pledged to secure agreements to repurchase at period end	24,037	24,131
Average balance during the period of securities sold under agreements to repurchase	15,138	16,405
Maximum amount outstanding at any month-end during the period	15,625	18,633

Note 5: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2012 and December 31, 2011 include the following:

(In thousands)	March 31, 2012	December 31, 2011
Commercial loans	$132,283	$130,398
Commercial real estate loans	150,702	154,109
Construction loans	49,207	48,438
Home equity loans	57,446	59,750
Residential real estate loans	40,324	37,882
Lease financing	1,910	2,268
Consumer loans	6,063	5,998

Total loans	437,935	438,843
Less: Allowance for loan losses	10,841	13,189

Net loans	$427,094	$425,654

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following tables present the balance in the allowance for loan losses at or for the three months ended March 31, 2012 and 2011:

	At or For the Three Months Ended March 31, 2012
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,987	$3,772	$2,721	$1,338	$2,312	$30	$29	$13,189
Provision charged to expense	725	747	(206)	55	(854)	(15)	(2)	450
Losses charged off	(1,829)	—	(876)	—	(339)	—	—	(3,044)
Recoveries	75	8	125	25	12	—	1	246

Balance, end of period	$1,958	$4,527	$1,764	$1,418	$1,131	$15	$28	$10,841

	At or For the Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731
Provision charged to expense	33	643	(940)	(5)	246	27	(4)	—
Losses charged off	(18)	—	(80)	—	(183)	—	—	(281)
Recoveries	155	—	21	37	64	25	3	305

Balance, end of period	$3,509	$4,617	$3,580	$1,294	$1,615	$90	$50	$14,755

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$953	$3,638	$679	$615	$473	$11	$—	$6,369
Collectively evaluated for impairment	1,005	889	1,085	803	658	4	28	4,472

Total	$1,958	$4,527	$1,764	$1,418	$1,131	$15	$28	$10,841

Loans:
Individually evaluated for impairment	$21,580	$19,137	$15,177	$4,855	$5,935	$601	$12	$67,297
Collectively evaluated for impairment	110,703	131,565	34,030	52,591	34,389	1,309	6,051	370,638

Total	$132,283	$150,702	$49,207	$57,446	$40,324	$1,910	$6,063	$437,935

	December 31, 2011
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,825	$3,055	$1,462	$565	$1,727	$26	$—	$8,660
Collectively evaluated for impairment	1,162	717	1,259	773	585	4	29	4,529

Total	$2,987	$3,772	$2,721	$1,338	$2,312	$30	$29	$13,189

Loans:
Individually evaluated for impairment	$24,625	$18,099	$16,535	$3,836	$6,981	$648	$2	$70,726
Collectively evaluated for impairment	105,773	136,010	31,903	55,914	30,901	1,620	5,996	368,117

Total	$130,398	$154,109	$48,438	$59,750	$37,882	$2,268	$5,998	$438,843

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of March 31, 2012 and December 31, 2011. These categories are defined as follows:

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

	March 31, 2012			December 31, 2011
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$124,847	$7,436	$132,283	$118,396	$12,002	$130,398
Commercial real estate	140,203	10,499	150,702	144,693	9,416	154,109
Construction	36,497	12,710	49,207	33,792	14,646	48,438
Home equity	53,493	3,953	57,446	56,779	2,971	59,750
Residential real estate	35,393	4,931	40,324	32,002	5,880	37,882
Lease financing	1,617	293	1,910	1,960	308	2,268
Consumer	6,052	11	6,063	5,998	–	5,998

Total	$398,102	$39,833	$437,935	$393,620	$45,223	$438,843

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following tables present the Company’s loan portfolio aging analysis, including loans on non-accrual, as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$20	$177	$600	$797	$131,486	$132,283	$—
Commercial real estate	1,932	1,479	142	3,553	147,149	150,702	—
Construction	—	1,253	1,171	2,424	46,783	49,207	—
Home equity	—	—	3,155	3,155	54,291	57,446	—
Residential real estate	861	247	448	1,556	38,768	40,324	—
Lease financing	—	—	18	18	1,892	1,910	—
Consumer	—	—	—	—	6,063	6,063	—

Total	$2,813	$3,156	$5,534	$11,503	$426,432	$437,935	$—

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$703	$200	$928	$1,831	$128,567	$130,398	$—
Commercial real estate	—	—	143	143	153,966	154,109	—
Construction	1,376	—	1,781	3,157	45,281	48,438	—
Home equity	—	2,165	—	2,165	57,585	59,750	—
Residential real estate	678	717	1,367	2,762	35,120	37,882	—
Lease financing	104	—	18	122	2,146	2,268	—
Consumer	—	—	—	—	5,998	5,998	—

Total	$2,861	$3,082	$4,237	$10,180	$428,663	$438,843	$—

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

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following tables present impaired loans for March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial	$154	$361	$—
Commercial real estate	2,509	3,085	—
Construction	910	1,420	—
Home equity	1,462	1,500	—
Residential real estate	826	947	—
Lease financing	—	—	—
Consumer	—	—	—

Loans with a specific valuation allowance:
Commercial	$1,950	$1,969	$471
Commercial real estate	3,955	3,955	2,837
Construction	11,571	11,580	550
Home equity	2,260	2,304	380
Residential real estate	2,922	2,947	125
Lease financing	293	294	11
Consumer	—	—	—

Total:
Commercial	$2,104	$2,330	$471
Commercial real estate	6,464	7,040	2,837
Construction	12,481	13,000	550
Home equity	3,722	3,804	380
Residential real estate	3,748	3,894	125
Lease financing	293	294	11
Consumer	—	—	—

Total	$28,812	$30,362	$4,374

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

	December 31, 2011
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial	$16	$32	$—
Commercial real estate	482	514	—
Construction	101	101	—
Home equity	468	500	—
Residential real estate	904	1,014	—
Lease financing	—	—	—
Consumer	—	—	—

Loans with a specific valuation allowance
Commercial	$3,709	$3,850	$1,281
Commercial real estate	4,819	5,357	2,257
Construction	14,313	14,776	1,353
Home equity	2,208	2,242	296
Residential real estate	3,838	4,416	1,389
Lease financing	307	307	25
Consumer	—	—	—

Total:
Commercial	$3,725	$3,882	$1,281
Commercial real estate	5,301	5,871	2,257
Construction	14,414	14,877	1,353
Home equity	2,676	2,742	296
Residential real estate	4,742	5,430	1,389
Lease financing	307	307	25
Consumer	—	—	—

Total	$31,165	$33,109	$6,601

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following table presents additional information related to impaired loans for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012		For the three months ended March 31, 2011
(In thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$85	$—	$216	$—
Commercial real estate	1,416	87	2,458	—
Construction	303	—	2,814	—
Home equity	715	—	619	—
Residential real estate	878	—	1,277	14
Lease financing	—	—	54	35
Consumer	—	—	51	—
Loans with a specific valuation allowance:
Commercial	$4,218	$32	$5,093	$47
Commercial real estate	4,174	50	9,548	28
Construction	13,369	116	21,856	95
Home equity	2,468	—	745	—
Residential real estate	3,154	35	4,289	37
Lease financing	300	4	350	7
Consumer	—	—	—	—
Total:
Commercial	$4,303	$32	$5,309	$47
Commercial real estate	5,590	137	12,006	28
Construction	13,672	116	24,670	95
Home equity	3,183	—	1,364	—
Residential real estate	4,032	35	5,566	51
Lease financing	300	4	404	42
Consumer	—	—	51	—

Total	$31,080	$324	$49,370	$263

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following table presents the Company’s non-accrual loans, also included in impaired loans, at March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
Commercial	$749	$2,029
Commercial real estate	2,509	1,340
Construction	1,171	3,058
Home equity	3,722	2,676
Residential real estate	1,220	2,204
Lease financing	18	18
Consumer	—	—

	$9,389	$11,325

Included in certain loan categories in the impaired loans are loans designated as troubled debt restructurings and classified as impaired. At March 31, 2012, the Company had $1,594,000 of commercial loans, $5,222,000 of commercial real estate loans, $12,350,000 of construction loans, $2,664,000 of residential real estate loans and $276,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired. At December 31, 2011, the Company had $2,565,000 of commercial loans, $5,233,000 of commercial real estate loans, $13,659,000 of construction loans, $3,271,000 of residential real estate loans and $290,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired

The modification of terms for loans restructured and classified as troubled debt restructurings and impaired during the three month period ended March 31, 2012 and for the year ended December 31, 2011, were primarily the renewals of existing debt to troubled borrowers at a below market rate, debt restructurings to interest-only terms and debt restructurings extending the amortization period.

The following table presents loans restructured and classified as troubled debt restructurings during the three months ended March 31, 2012 and during the year ended December 31, 2011:

	March 31, 2012			December 31, 2011
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial	—	$—	$—	6	$1,417	$1,408
Commercial real estate	—	—	—	5	3,498	3,498
Construction	—	—	—	3	3,724	3,724
Home equity	—	—	—	—	—	—
Residential real estate	1	136	136	—	—	—
Lease financing	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	1	$136	$136	14	$8,639	$8,630

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 5: Loans and Allowance for Loan Losses (Continued)

The following table presents troubled debt restructurings within the previous 12 months included above that are 90 days past due or are on non-accrual as of March 31, 2012:

	March 31, 2012
(In thousands)	Number of Loans	Recorded Balance
Commercial	3	$238
Commercial real estate	2	1,114
Construction	1	261
Home equity	—	—
Residential real estate	1	136
Lease financing	—	—
Consumer	—	—

Total	7	$1,749

As of March 31, 2012, the Company had $9,000 of commitments outstanding to borrowers with loans classified as troubled debt restructurings. However, these commitments are subject to approval prior to advancement of funds to the borrower.

Note 6: Short-Term Debt

The Company has a line of credit with the Federal Home Loan Bank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans and available-for-sale securities. At March 31, 2012 and December 31, 2011, there was no outstanding balance on the line of credit. The variable interest rate was 0.29% on March 31, 2012 and 0.26% on December 31, 2011. At March 31, 2012 approximately $10,308,000 was available.

The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans. At March 31, 2012 and December 31, 2011, there was no outstanding balance on the line of credit. The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at March 31, 2012 approximately $32,831,000 was available. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 7: Long-Term Debt

Long-term debt at March 31, 2012 and December 31, 2011, consisted of the following components:

(In thousands)	March 31, 2012	December 31, 2011
Federal Home Loan Bank advances (A)	$82,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(1,485)	(1,654)

Net Federal Home Loan Bank advances	81,015	80,846

Subordinated Debentures – BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures – BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$100,603	$100,434

(A)	Due in 2013, 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans and available-for-sale securities. Advances, at interest rates from 0.37% to 4.26% are subject to restrictions on or penalties in the event of prepayment. Federal Home Loan Bank advance availability is determined quarterly and at March 31, 2012, approximately $10,308,000 was available.

In the third quarter of 2010, the Company repaid $42,500,000 of FHLB advances by rolling the net present value of the advances being repaid into the funding cost of $42,500,000 of new advances. A $2,569,000 modification fee was associated with paying off the original FHLB advances which is amortized as an adjustment of interest expense over the remaining term of the new FHLB advances using the straight line method. The unamortized modification fee at March 31, 2012 was approximately $1,485,000. This transaction reduced the effective interest rate, as well as modified the maturity date on these borrowings.

(B)	Due in 2033; interest only at LIBOR + 3.25% (3.80% at March 31, 2012 and 3.68% at December 31, 2011) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. BVBC Capital Trust II issued and sold $7,500,000 in Preferred Securities to third parties and $232,000 of Common Securities to the Company. As of 2008, the Company may prepay the subordinated debentures, in whole or in part, at their face value plus accrued interest.

(C)	Due in 2035; interest only at LIBOR + 1.60% (2.07% at March 31, 2012 and 2.18% at December 31, 2011) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust. Subordinated to the trust preferred securities (B) due in 2033. BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company. As of 2010, the Company may prepay the subordinated debentures, in whole or in part, at their face value plus accrued interest.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

Aggregate annual maturities of long-term debt at March 31, 2012 are as follows:

(In thousands)
April 1 to December 31, 2012	$—
2013	20,000
2014	7,500
2015	20,000
2016	10,000
Thereafter	44,588

102,088

Less: Deferred prepayment penalty on modification of FHLB advances	(1,485)

$100,603

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 8: Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance is a contra asset account that reduces the deferred tax asset to its expected realizable value and is based on management’s expectation of future taxable income. As of March 31, 2012 and December 31, 2011, the Company had a valuation allowance of $12,703,000, and $12,600,000, respectively, which covered all but $965,000 and $911,000 of the Company’s gross deferred tax asset of $13,668,000 and $13,511,000 at March 31, 2012 and December 31, 2011, respectively.

Note 9: Derivative Instruments

The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period. As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale. These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815. This standard requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of measuring the fair value of the commitments to originate loans, the Company recorded a decrease of $4,000 in other assets, an increase in other liabilities of $1,000 and a decrease in other income of $5,000 for the three month period ended March 31, 2012. The Company recorded an increase in other assets of $1,000, a decrease in other liabilities of $7,000, and an increase in other income of $8,000 for the three month period ended March 31, 2011.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded a decrease in other assets of $55,000, an increase in other liabilities of $1,000 and a decrease in other income of $56,000 for the three month period ended March 31, 2012. The Company recorded a decrease in other assets of $362,000 and a decrease in other income of $362,000 for the three month period ended March 31, 2011.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 9: Derivative Instruments (Continued)

Total mortgage loans in the process of origination amounted to $1,636,000 at March 31, 2012 and $1,410,000 at December 31, 2011. Related forward commitments to sell mortgage loans amounted to approximately $3,233,000 at March 31, 2012 and $7,096,000 at December 31, 2011.

The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2012, is disclosed in Note 11, Disclosures About Fair Value of Assets and Liabilities.

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

The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale was a gain of $1,000 at March 31, 2012. The net loss from fair value changes included in loans held for sale fee income was $33,000 for the three months ended March 31, 2012 and a net gain of $146,000 for the three months ended March 31, 2011. Interest income on loans held for sale is included in interest and fees on loans in the Company’s condensed consolidated statement of operations. See Note 11 for additional disclosures regarding fair value of mortgage loans held for sale.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the Company’s condensed consolidated balance sheet, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 11: Disclosures About Fair Value of Assets and Liabilities (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

	Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2012:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$66,048	$—	$66,048	$—
Equity and other securities	618	618	—	—
Mortgage loans held for sale	1,597	—	1,597	—
Commitments to originate loans	4	—	—	4
Forward sales commitments	45	—	—	45

Total assets	$68,312	$618	$67,645	$49

Liabilities:
Commitments to originate loans	$2	$—	$—	$2
Forward sales commitments	1	—	—	1

Total liabilities	$3	$—	$—	$3

December 31, 2011:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$61,171	$—	$61,171	$—
Equity and other securities	619	619	—	—
Mortgage loans held for sale	5,686	—	5,686	—
Commitments to originate loans	8	—	—	8
Forward sales commitments	100	—	—	100

Total assets	$67,584	$619	$66,857	$108

Liabilities:
Commitments to originate loans	$1	$—	$—	$1
Forward sales commitments	—	—	—	—

Total liabilities	$1	$—	$—	$1

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 11: Disclosures About Fair Value of Assets and Liabilities (Continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

(In thousands)	Commitments to Originate Loans	Forward Sales Commitments
Balance as of December 31, 2011	$7	$100
Total realized and unrealized gains (losses):
Included in net loss	(5)	(56)
Included in other comprehensive loss	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of March 31, 2012	$2	$44

Balance as of December 31, 2010	$(8)	$372
Total realized and unrealized gains (losses):
Included in net loss	8	(362)
Included in other comprehensive loss	—	—
Transfers in and/or out due to changes in significant inputs	—	—

Balance as of March 31, 2011	$—	$10

Realized and unrealized gains and losses for items reflected in the table above are included in other income in the condensed statements of operations for the periods ended March 31, 2012 and 2011.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to the contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Collateral evaluations on collateral-dependent loans are monitored on an ongoing basis. The collateral values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company based on comparison to historical results and other factors.

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 11: Disclosures About Fair Value of Assets and Liabilities (Continued)

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated costs to sell when the real estate is acquired. Subsequent to foreclosure, valuations are periodically performed and the assets are recorded at the lower of carrying amount or estimated fair value less cost to sell. Estimated fair value of foreclosed assets held for sale is based on outside third party appraisals. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and annually thereafter. Appraisals are reviewed for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurement at March 31, 2012 and December 31, 2011 of assets and liabilities measured at fair value on a non-recurring basis during the respective period:

	Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2012:
Impaired loans, net of reserves	$16,684	$—	$—	$16,684
Foreclosed assets held for sale, net	3,339	—	—	3,339

Total	$20,023	$—	$—	$20,023

December 31, 2011:
Impaired loans, net of reserves	$21,139	$—	$—	$21,139
Foreclosed assets held for sale, net	12,826	—	—	12,826

Total	$33,965	$—	$—	$33,965

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 11: Disclosures About Fair Value of Assets and Liabilities (Continued)

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2012:
Impaired Loans (Collateral Dependent)	$16,684	Market comparable properties	Marketability discount	10-50%

Foreclosed assets held for sale, net	3,339	Outside Appraisals	Comparability adjustments	5-10%

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

Blue Valley Ban Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 11: Disclosures About Fair Value of Assets and Liabilities (Continued)

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

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 11: Disclosures About Fair Value of Assets and Liabilities (Continued)

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$115,989	$115,989	$99,899	$99,899
Loans, net of allowance for loan losses (Level 3)	427,094	429,650	425,654	428,698
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities (Level 3)	7,398	7,398	7,369	7,369
Interest receivable (Level 3)	1,899	1,899	1,573	1,573

Financial liabilities:
Deposits (Level 3)	507,404	509,458	490,413	492,688
Securities sold under agreement to repurchase and other interest-bearing liabilities (Level 3)	15,625	15,625	15,372	15,372
Long-term debt (Level 3)	100,603	94,433	100,434	94,411
Interest payable (Level 3)	3,351	3,351	3,228	3,228
Unrecognized financial instruments (net of amortization):
Commitments to extend credit (Level 3)	—	—	—	—
Letters of credit (Level 3)	—	—	—	—
Lines of credit (Level 3)	—	—	—	—

Note 12: Dividends on Preferred Shares

At the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares due to the Treasury since May 15, 2009. As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on December 5, 2008, which includes a Securities Purchase Agreement-Standard Terms. As part of the agreement, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of March 31, 2012, the Company has deferred 12 Preferred Share dividend payments. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, the Treasury has assigned an observer to attend the Company’s board meetings. The Company has accrued for the dividends and interest and has every intention to bring the obligation current as soon as permitted. As of March 31, 2012, the Company had accrued $3,518,000 for dividends and interest on outstanding Preferred Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology. The Company is unable to predict the actual results of its future plans or strategies with certainty. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a continued deterioration of general economic conditions or the demand for housing in the Company’s market areas; a deterioration in the demand for mortgage financing; legislative or regulatory changes; regulatory action; continued adverse developments in the Company’s loan or investment portfolio; any inability to obtain funding on favorable terms; the Company’s non-payment on TARP funds or Trust Preferred Securities; the loss of key personnel; significant increases in competition; potential unfavorable actions from rating agencies; potential unfavorable results of litigation to which the Company may become a party; and the possible dilutive effect of potential acquisitions or expansions. For other risk factors refer to the risk factors section of the December 31, 2011 Form 10-K filed with the SEC on March 22, 2012. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors. Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

Critical Accounting Policies

Our critical accounting policies are largely prescribed by accounting principles generally accepted in the United States of America. After a review of our policies, we determined that accounting for the allowance for loan losses and income taxes are deemed critical accounting policies because of the valuation techniques used and the sensitivity of certain financial statement amounts to the methods, as well as the assumptions and estimates underlying these policies. Accounting for these critical areas requires subjective and complex judgments that could be subject to revision as new information becomes available. Further description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three months ended March 31, 2012 and 2011. Net loss for the quarter ended March 31, 2012, was $315,000 compared to net loss of $429,000 for the quarter ended March 31, 2011, representing an improvement of $114,000, or 26.57%. The loss per share on a diluted basis was $0.21 for the three months ended March 31, 2012, which represented an improvement of 16.00%, compared to diluted loss per share of $0.25 in the same period of 2011. The Company’s annualized returns on average assets and average stockholders’ equity for the three month period ended March 31, 2012 were negative 0.19% and negative 12.74%, compared to negative 0.25% and 8.13%, respectively, for the same period in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The Company experienced improvement in net interest income by $143,000, or 3.48%, to $4.3 million for the three month period ended March 31, 2012, as compared to $4.1 million earned during the same period in 2011. The increase was due to a decline in the interest expense, which decreased $570,000, or 22.44%, from the same period in 2011, as a result of a decrease in rates paid on deposits as market rates have declined and a decline in the average balance of time deposits. The Company had funds from various time deposit promotions mature in 2011, and as those higher rate time deposits matured they were renewed at lower market rates. As the renewal rate for these deposits was much lower, some deposits were not renewed. This increase in net interest income was a result of the decrease in interest expense described above partially offset by the decline in interest income by $427,000, or 6.42%, as compared to the same period in 2011. The lower interest income was the result of a decline in the average outstanding loan balances by $43.8 million, or 9.08%, for the three month period ended March 31, 2012, as compared to the prior year period. The decline in outstanding loan balances was the result of loan payoffs and lower loan origination volume due to the current economic environment and loan foreclosures.

The provision for loan losses was $450,000 for the three month period ended March 31, 2012, compared to no provision for the same period in the prior year. The provision for this period was the result of the elimination of a larger commercial credit at a discount during March 2012. While the Company experienced an increase in the provision for loan losses during the quarter related to commercial loans, the Company has experienced improvement in the loan portfolio with a reduction in non-performing loans by $1.9 million, or 17.09%, since December 31, 2011, as management continues to work on improving the credit quality of the loan portfolio.

Non-interest income increased $206,000 to $1.6 million, or 14.67%, for the three month period ended March 31, 2012, as compared to the same period in 2011. The increase was the result of an increase in other service charges during the three month period ended March 31, 2012 of $118,000, or 23.60%, as compared to the same period in 2011. Other service charges includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing. The increase in other service charges was attributed to increased income generated from signature based debit card transactions associated with our Performance and Ultimate Checking products and increased activity from trust and investment brokerage services. Other income increased $66,000, or 51.97%, due to the effect of recording the net fair value of certain mortgage loan-related commitments. The net fair value of certain mortgage loan-related commitments recorded for the three month period ended March 31, 2012 was a loss of $61,000 compared to a loss of $354,000 for the same period in 2011. This increase in other income was offset by lower gains realized on the sale of foreclosed assets held for sale, as compared to the same period in the 2011.

Non-interest expense declined $458,000, or 7.40%, for the three month period ended March 31, 2012, as compared to the same period in the prior year. The decline in non-interest expense was attributed to lower salaries and employee benefits by $241,000, or 8.54%, as compared to the prior year period, as a result of a reduction in staffing during the third quarter of 2011. Foreclosed assets expense declined $132,000, or 17.81%, for the three months ended March 31, 2012, as compared to the same period in 2011, due to the Company recording a lower provision for foreclosed assets held for sale for the first quarter of 2012 of $128,000, compared to a provision for foreclosed assets held for sale of $361,000 for the first quarter of 2011, a decrease of $233,000, or 64.54%. This was offset by a higher loss realized on the sale of foreclosed assets held for sale during the first quarter

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

of 2012, as compared to the same period in 2011. Other operating expenses have declined $69,000, or 3.52%, for the three months ended March 31, 2012, as compared to the same period in 2011, due to lower legal fees and Federal Deposit Insurance Corporation (FDIC) deposit assessment. The FDIC deposit assessment is lower as a result of a decrease in assessment base and a change in assessment rates effective April 1, 2011. In addition, net occupancy expense decreased by $16,000, or 2.41%, compared to the same period in 2011.

Net Interest Income

Three months ended March 31, 2012 and 2011. Fully tax equivalent (FTE) net interest income for the three month period ended March 31, 2012, was $4.3 million, an increase of $143,000, or 3.48%, from $4.1 million for the three month period ended March 31, 2011.

FTE interest income for the current year first quarter was $6.2 million, a decrease of $427,000, or 6.42%, from $6.6 million in the prior year first quarter. This decrease was primarily a result of a decline in average balances on earning assets, specifically lower average balances on outstanding loans and available-for-sale securities. The overall yield on average earning assets declined two basis points to 4.34% during the three month period ending March 31, 2012, compared to 4.36% during the same period in 2011. Interest and fees on loans declined $472,000, or 7.46%, for the three month period ended March 31, 2012, as compared to the prior year period, as a result of the decline in the average outstanding balance of loans by $43.8 million, or 9.08%, due to loan payoffs, lower loan origination volume due to the current economic environment and loan foreclosures. Interest income on available-for-sale securities increased $24,000, or 9.84%, for the three months ended March 31, 2012, as compared to the same period in 2011. This increase was the result of the Company replacing some of the securities called during 2011 with higher yielding securities.

Interest expense for the current year first quarter was $2.0 million, a decrease of $570,000, or 22.44%, from $2.5 million in the prior year first quarter. The decline in interest expense resulted from a decrease in the rate paid on average interest-bearing liabilities resulting from the impact of the lower market interest rates on interest-bearing demand accounts, savings and money market deposits and time deposits. The rate paid on total average interest-bearing liabilities decreased to 1.56% for the three month period ending March 31, 2012, compared to 1.91% in the same period of 2011, a decrease of 35 basis points. Total average interest-bearing liabilities decreased $31.9 million, or 5.91%, to $507.4 million during the first quarter of 2012, compared to $539.3 million during the prior year period. The decrease was primarily attributed to a decrease in time deposits. Average time deposits declined $39.8 million, or 18.98%, as a result of the several higher rate time deposit promotions that matured in 2011 and were renewed at a lower rate. As the renewal rate for these deposits was much lower, some time deposits were not renewed. Average interest-bearing demand accounts has declined $2.7 million, or 2.03%, for the three months ended March 31, 2012, as compared to the same period in 2011. Interest expense on interest-bearing demand deposits has declined $209,000, or 44.09%, primarily due to lowering the interest rate paid on Performance and Ultimate checking accounts in response to the rates paid in the market. The decrease in average time deposits and average interest-bearing demand accounts was offset by an increase in savings and money market deposits by $12.1 million, or 15.41%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was a result of the Company’s marketing efforts focused on new and existing customers. While the savings and money market balances have increased, the interest expense associated with these accounts has declined $13,000, or 13.40%, due to lowering the rates paid on these accounts in response to the decline in the rates paid in the market. Interest expense on long-term debt has increased as a result of an increase in the interest rates on the Company’s adjustable subordinated debentures of BVBC Capital Trust II and BVBC Capital Trust III. As the Company has deferred the interest payments on these debentures, the unpaid interest is compounded thus increasing interest expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Average Balances, Yields and Rates

	Three Months Ended March 31,
	2012			2011
(In thousands)	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate
Assets
Federal funds sold and other short-term investments	$66,860	$43	0.26%	$65,908	$39	0.24%
Available-for-sale securities – taxable	61,596	268	1.75	63,396	244	1.56
Mortgage loans held for sale	3,135	29	3.72	1,414	16	4.59
Loans, net of unearned discount and fees	438,444	5,855	5.37	482,238	6,327	5.32
Federal Home Loan and Federal Reserve Bank Stock	6,446	29	1.81	6,339	25	1.60

Total earning assets	576,481	6,224	4.34	619,295	6,651	4.36

Cash and due from banks – non-interest bearing	31,836			37,145
Allowance for possible loan losses	(12,537)			(14,769)
Premises and equipment, net	15,923			16,183
Other assets	38,950			35,838

Total assets	$650,653			$693,692

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$131,644	$265	0.81%	$134,368	$474	1.43%
Savings and money market deposits	90,802	84	0.37	78,679	97	0.50
Time deposits	169,822	700	1.66	209,605	1,099	2.13

Total interest-bearing deposits	392,268	1,049	1.08	422,652	1,670	1.60

Other interest-bearing liabilities	15,168	9	0.24	17,359	10	0.23
Long-term debt	99,959	912	3.67	99,282	860	3.51

Total interest-bearing liabilities	507,395	1,970	1.56	539,293	2,540	1.91

Non-interest bearing deposits	94,437			90,972
Other liabilities	8,575			6,682
Stockholders’ equity	40,246			56,745

Total liabilities and stockholders’ equity	$650,653			$693,692

FTE Net interest income/spread		$4,254	2.78%		$4,111	2.45%

FTE Net interest margin			2.97%			2.69%

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

Changes in Interest Income and

Expense Volume and Rate Variances

	Three Months Ended March 31, 2012 compared to 2011
(In thousands)	Change Due to Rate	Change Due to Volume	Total Change
Federal funds sold and other short-term investments	$3	$1	$4
Available-for-sale securities – taxable	31	(7)	24
Mortgage loans held for sale	(3)	16	13
Loans, net of unearned discount and fees	64	(536)	(472)
Federal Home Loan and Federal Reserve Bank Stock	3	1	4

Total interest income	98	(525)	(427)

Interest-bearing demand accounts	(204)	(5)	(209)
Savings and money market deposits	(25)	12	(13)
Time deposits	(238)	(161)	(399)
Other interest-bearing liabilities	—	(1)	(1)
Long-term debt	45	7	52

Total interest expense	(422)	(148)	(570)

Net interest income	$520	$(377)	$143

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

The provision for loan losses recorded for the first quarter of 2012 was $450,000 compared to no provision in the same period of 2011. The provision for this period was attributed to the elimination of a larger commercial credit at a discount during March 2012. While the Company experienced an increase in the provision for loan losses related to commercial loans, the Company has experienced improvement within the loan portfolio with a reduction in non-performing loans by $1.9 million, or 17.09%, since December 31, 2011 and $18.0 million, or 65.76% since March 31, 2011. Management believes they have identified the significant non-performing loans and will continue to aggressively pursue collection of these loans. If the adverse real estate industry and general economic conditions are more prolonged than management anticipates, the Company could experience higher than anticipated loan losses in the future.

Non-interest Income

	Three Months Ended March 31, 2012
(In thousands)	2012	2011
Loans held for sale fee income	$543	$554
NSF charges and service fees	256	223
Other service charges	618	500
Other income	193	127

Total non-interest income	$1,610	$1,404

Non-interest income increased $206,000, or 14.67%, to $1.6 million during the three month period ended March 31, 2012, from $1.4 million during the three month period ended March 31, 2011. The increase in non-interest income was a result of an increase in other service charges, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, by $118,000, or 23.60%, for the three months ended March 31, 2012 as compared to the same period in the prior year. The increase was attributed to income generated from increased signature based debit card transactions associated with our Performance Checking product and our Ultimate Checking product which was introduced in February 2011. The increase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

in other service charges was also a result of increased activity in trust and investment brokerage services. For the three months ended March 31, 2012, other income increased $66,000, or 51.97%, as compared to the same period in 2011. The increase was a result of recording the net fair value of mortgage loan-related commitments of a loss of $61,000 for the three months ended March 31, 2012, as compared to a loss of $354,000 for the three months ended March 31, 2011. The fair value on these commitments will fluctuate based on the market rates for mortgage loans. This increase was partially offset by lower gains realized on the sale of foreclosed assets during the first quarter of 2012, as compared to the first quarter of 2011.

Other changes reflected in non-interest income include a decline in loans held for sale fee income for the three months ended March 31, 2012 by $11,000, or 1.99%, as compared to the same period in 2011. The Company measures mortgage loans held for sale at fair value and for the three months ended March 31, 2012, the net loss from fair value changes included in loans held for sale fee income was $33,000 and a net gain of $146,000 for the three months ended March 31, 2011, a decrease of $179,000. Mortgage loan originations have increased during the first quarter of 2012 to $16.1 million, as compared to $6.2 million in the same period in 2011. Excluding the fair value change, loans held for sale fee income increased $168,000, or 41.18%, for the three months ended 2012 as compared to the same period in 2011 due to increased activity as a result of the mortgage rate environment. NSF charges and service fees increased $33,000, or 14.80% as compared to the same period in 2011, as a result of a change in service charges on checking accounts.

Non-interest Expense

	Three Months Ended March 31, 2012
(In thousands)	2012	2011
Salaries and employee benefits	$2,581	$2,822
Net occupancy expense	647	663
Foreclosed assets expense	609	741
Other operating expenses	1,893	1,962

Total non-interest expense	$5,730	$6,188

Non-interest expense declined $458,000, or 7.40%, to $5.7 million during the three month period ended March 31, 2012, compared to $6.2 million during the prior year period. The decline in non-interest expense was a result of lower salaries and employee benefits of $241,000, or 8.54%, due to reduction in staffing in the third quarter of 2011. Foreclosed assets expense decreased $132,000, or 17.81%, for the three months ended March 31, 2012, as compared to the same period in 2011. The decline was a result of the Company recording a lower provision for foreclosed assets held for sale during the first quarter of 2012 of $128,000, compared to a provision for foreclosed assets held for sale of $361,000 during the first quarter of 2011, a decrease of $233,000, or 64.54%. This was offset by a higher loss realized on the sale of foreclosed assets held for sale during the first quarter of 2012, as compared to the same period in 2011. Other operating expenses have declined $69,000, or 3.52%, for the three months ended March 31, 2012, as compared to the same period in 2011, due to lower legal fees and Federal Deposit Insurance Corporation deposit assessment. The FDIC deposit assessment has decreased as a result of a decrease in assessment base and a change in assessment rates as of April 1, 2011. In addition, net occupancy expense decreased $16,000, or 2.41%, due to lower utilities and repairs and maintenance expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Financial Condition

Total assets for the Company at March 31, 2012, were $671.9 million, an increase of $17.4 million, or 2.67%, compared to $654.5 million at December 31, 2011. Deposits were $507.4 million compared with $490.4 million at December 31, 2011, an increase of $17.0 million, or 3.46%. Stockholders’ equity was $39.8 million at March 31, 2012, compared with $40.5 million at December 31, 2011, a decrease of $622,000, or 1.54%.

Investment Securities. Available-for-sale securities at March 31, 2012, totaled $66.7 million, reflecting a 7.89% increase from $61.8 million at December 31, 2011. The increase was a result of the purchase of $10.0 million in available-for-sale securities during the three months ended March 31, 2012 to replace $5.0 million in securities called and to invest excess funds.

Loans Held for Sale. Mortgage loans held for sale at March 31, 2012, totaled $1.6 million, a decrease of $4.1 million, or 7.19%, compared to $5.7 million at December 31, 2011. The volume of mortgage loans held for sale originated fluctuates based on the mortgage rate environment and the economic environment.

Loans. Loans at March 31, 2012, totaled $437.9 million, reflecting a decrease of $908,000, or 0.21%, compared to $438.8 million at December 31, 2011. The decrease in the loan portfolio was attributed to loans paying off, lower loan originations due to the current economic conditions and loan foreclosures. The loan to deposit ratio at March 31, 2012, was 86.31% compared to 89.48% at December 31, 2011.

Non-performing assets consist primarily of loans past due 90 days or more, non-accrual loans and foreclosed assets. Generally, loans are placed on non-accrual status at 90 days past due and interest accrued to date is considered a loss, unless the loan is well-secured and in the process of collection. Interest accrued but not collected for the loans placed on non-accrual or charged off is reversed against interest income. The interest on these loans is generally accounted for on a cash basis or a cost recovery basis, meaning interest is not recognized until the past due balance has been collected. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following table sets forth our non-performing assets as of the dates indicated:

Non-Performing Assets

	As of
(In thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Commercial and all other loans:
Past due 90 days or more	$—	$—	$—
Non-accrual	749	2,376	2,029
Commercial real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	2,509	8,128	1,340
Construction loans:
Past due 90 days or more	—	—	—
Non-accrual	1,171	10,312	3,058
Home equity loans :
Past due 90 days or more	—	—	—
Non-accrual	3,722	1,352	2,676
Residential real estate loans:
Past due 90 days or more	—	—	—
Non-accrual	1,220	5,173	2,204
Lease financing:
Past due 90 days or more	—	—	—
Non-accrual	18	26	18
Consumer loans:
Past due 90 days or more	—	—	—
Non-accrual	—	51	—
Debt securities and other assets (exclude other real estate owned and other repossessed assets):
Past due 90 days or more	—	—	—
Non-accrual	—	—	—

Total non-performing loans	9,389	27,418	11,325

Foreclosed assets held for sale	27,864	19,082	29,246

Total non-performing assets	$37,253	$46,500	$40,571

Total non-performing loans to total loans	2.14%	5.75%	2.58%
Total non-performing loans to total assets	1.40%	3.95%	1.73%
Allowance for loan losses to non-performing loans	115.46%	53.82%	116.46%
Non-performing assets to loans and foreclosed assets held for sale	8.00%	9.38%	8.67%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Non-performing loans decreased 17.09% to $9.4 million at March 31, 2012, from $11.3 million at December 31, 2011. The decrease in non-performing loans was attributed to decreases in non-performing commercial loans by $1.3 million, construction loans by $1.9 million and residential real estate loans by $984,000 since December 31, 2011. The decrease in commercial loans was the result of a payoff of one commercial credit and one credit foreclosure. The decrease in construction loans was the result of the foreclosure on two builder portfolios, a partial charge off on one builder portfolio and a loan payoff by one credit. The decrease in residential real estate was attributed to the foreclosure on two credit relationships and loan payoff by one credit. These decreases were partly offset by an increase in non-performing commercial real estate loans by $1.2 million due to the deterioration in the credit quality of one credit relationship and an increase in home equity loans by $1.0 million due to the deterioration in credit quality of one credit relationship. If the real estate industry and general economy continue to decline, the Company could experience an increase in non-performing loans and foreclosed assets held for sale. The Company closely monitors non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and to aggressively manage these situations. Foreclosed assets held for sale were $27.8 million as of March 31, 2012, as compared to $29.2 million at December 31, 2011. The Company has sold $2.2 million in foreclosed assets and has transferred $997,000 in loans to foreclosed property during 2012. The Company is actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

Summary of Loan Loss Experience and Related Information

	As of and for the
(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Year Ended December 31, 2011
Balance at Beginning of Period	$13,189	$14,731	$14,731

Loans Charged Off
Commercial loans	1,829	18	582
Commercial real estate loans	—	—	1,218
Construction loans	876	80	2,352
Home equity loans	—	—	725
Residential real estate loans	339	183	637
Lease financing	—	—	—
Consumer loans	—	—	—

Total loans charged-off	3,044	281	5,514

Recoveries
Commercial loans	75	155	282
Commercial real estate loans	8	—	91
Construction loans	125	21	60
Home equity loans	25	37	48
Residential real estate loans	12	64	157
Lease financing	—	25	25
Consumer loans	1	3	9

Total recoveries	246	305	672

Net Loans Charged Off	2,798	(24)	4,842
Provision for Loan Losses	450	—	3,300

Balance at End of Period	$10,841	$14,755	$13,189

Loans Outstanding
Average	$438,444	$482,238	$465,053
End of period	$437,935	$476,764	$438,843
Ratio of Allowance for Loan Losses to Loans Outstanding
Average	2.47%	3.06%	2.84%
End of period	2.48%	3.09%	3.01%

Ratio of Net Charge-Offs to
Average loans	0.64%	(0.005)%	1.04%
End of period loans	0.64%	(0.005)%	1.10%

The allowance for loan losses as a percent of total loans was 2.48% as of March 31, 2012, compared to 3.01% as of December 31, 2011. The decline was a result of the loan charge offs during the first quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Deposits. Deposits increased by $17.0 million, or 3.46%, to $507.4 million as of March 31, 2012, compared with $490.4 million at December 31, 2011. The increase was attributed to an increase in demand deposits by $6.9 million, savings, NOW and money market accounts by $5.8 million and time deposits by $4.3 million. Deposits have increased as a result of focused marketing efforts on new and existing customers and continued interest in the Company’s Performance and Ultimate checking products.

Liquidity. Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans. Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the money and capital markets. The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $250,000 (excluding brokered deposits), were 87.40% and 88.93% of our total deposits at March 31, 2012, and December 31, 2011, respectively. Although classified as brokered deposits for regulatory purpose, funds placed through the Certificate of Deposit Account Registry Service (“CDARS”) are Bank customer relationships that management views as core deposits. If CDARS deposits under $250,000 placed in the CDARS program are added back, our core deposit ratio would be 94.15% at March 31, 2012, and 93.91% at December 31, 2011. Generally, the Company’s funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the Federal Home Loan Bank of Topeka (“FHLB”), as well as the brokered deposit market to provide for additional liquidity needs and take advantage of opportunities for lower costs. Advance availability with the FHLB fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability and at March 31, 2012, approximately $10.3 million was available.

In addition, the Company uses other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit. The Bank has a line of credit with the Federal Reserve Bank of Kansas City. The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans. Availability on the line of credit at March 31, 2012, was approximately $32.8 million. Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

The Company also uses the brokered market as a source of liquidity. As of March 31, 2012 and December 31, 2011, excluding CDARS as described above, the Company had approximately $10.1 million in brokered deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

As a result of an agreement with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, prior regulatory approval is currently required prior to the payment of dividends by the Company’s subsidiary, Bank of Blue Valley (the “Bank”). In prior years, the Company has relied on dividends from the Bank to assist in making debt service and dividend payments. The Company has also agreed at the request of the Federal Reserve Bank to defer interest payments and not pay dividends on trust preferred securities or any of its equity securities without prior regulatory approval in an effort to preserve capital. As a result, the Company has deferred the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust III due since March 31, 2009 and the quarterly payment of interest related to trust preferred securities of BVBC Capital Trust II due since April, 24, 2009. In addition, at the request of the Federal Reserve Bank of Kansas City, the Company notified the United States Department of the Treasury (the “Treasury”) of its intention to defer the quarterly dividend payments on the Preferred Shares since May 15, 2009. As part of the agreement with the Treasury, dividends compound if they accrue and are not paid. Failure by the Company to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of March 31, 2012, the Company has deferred 12 Preferred Share dividend payments. At this time, the Treasury has not elected any directors to serve on the Company’s Board of Directors; however, they have assigned an observer to attend the Company’s board meetings. The Company has accrued for interest and the dividends and has every intention to bring the obligation current as soon as permitted. As of March 31, 2012, the Company has accrued $6.1 million for interest and dividends on outstanding trust preferred securities and Preferred Shares. There are other ancillary expenses related to the legal and accounting fees which could be incurred without the ability of the Bank to dividend to the Company. The Company currently maintains cash balances sufficient to cover such ancillary expenses for several years based on historical expense amounts.

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

Capital. At March 31, 2012, our total stockholders’ equity was $39.8 million and our equity to asset ratio was 5.93%. At March 31, 2012, our Tier 1 capital ratio was 9.85% compared to 9.80% at December 31, 2011, while our total risk-based capital ratio was 12.18% compared to 12.08% at December 31, 2011. As of March 31, 2012, the Company had capital in excess of the requirements for an “adequately-capitalized” bank holding company. At March 31, 2012, the Bank’s Tier 1 capital ratio was 11.95% compared to 11.72% at December 31, 2011, while our total risk-based capital ratio was 13.21% compared to 12.98% at December 31, 2011. As of March 31, 2012, the Bank had capital in excess of the requirements for a “well-capitalized” institution.

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

We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points. The following table sets forth the estimated percentage change in the Bank of Blue Valley’s net interest income over the next twelve month period and net economic value of equity at risk at March 31, 2012 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk
200 basis point rise	20.18%	5.65%
100 basis point rise	9.24%	3.24%
Base Rate Scenario	—	—
25 basis point decline	(2.10)%	(1.24)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The above table indicates that, at March 31, 2012, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase. This is a result of an increase in our interest-bearing demand deposit balances, specifically our Performance and Ultimate Checking accounts. The increase in interest-bearing demand deposit balances provides the Company with greater control over the cost of its funding base and enables the Company to expand its net interest margin in an increasing rate environment. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment. Another consideration in a rising interest rate scenario is the impact of mortgage financing, which would likely decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project. In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities – long-term FHLB advances and existing time deposits – would not decrease in rate as much as market rates. In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.

The above table also indicates that, at March 31, 2012, in the event of a sudden increase in prevailing market rates, the economic value of our equity would increase. Given our current asset/liability position, a 100 and 200 basis point increase in interest rates will result in an increase in the economic value of our equity as the change in estimated gain on liabilities exceeds the change in estimated loss on assets in this interest rate scenario. Currently, under an increasing rate environment, the Company’s estimated market value of loans could decrease slightly due to fixed rate loans and investments with rates lower than market rates. These assets have a likelihood to remain until maturity in this rate environment. However, the estimated market value decrease in fixed rate loans and investment securities would be offset by time deposits unable to reprice to higher rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a rising rate environment increases resulting in advances being repriced prior to maturity. Given our current asset/liability position, a 25 basis point decline in interest rates will result in a slight decrease in the economic value of our equity. Currently, under a falling rate environment, the Company’s estimated market value of loans could increase as a result of fixed rate loans, net of possible prepayments. However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable advances from FHLB. The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures

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

Blue Valley Ban Corp.

Date: May 11, 2012	By:	/s/ Robert D. Regnier
Robert D. Regnier, President and
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)