Form 10-K
period 2013-12-31
BLUE VALLEY BAN CORP
filed 2014-03-28
CIK 901842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act      Yes [  ] No [Ö ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes [Ö ] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                       Yes [Ö] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.              Yes [Ö] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [  ]                                                           Accelerated filer [   ]                                                    Non-accelerated filer [   ]         Smaller reporting company [Ö ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Act             Yes [   ] No [Ö ]

As of February 28, 2014 1,807,988 shares of the Registrant’s common stock were held by non-affiliates.  The aggregate market value of these common shares, computed based on the February 28, 2014 closing price of the stock, was approximately $17.0 million.  As of February 28, 2012 the registrant had 4,593,690 shares of Common Stock ($1.00 par value) outstanding.

BLUE VALLEY BAN CORP.

FORM 10-K INDEX

Part I

Item   1:           Business

The Company and Subsidiaries

As used in this Form 10-K, references to “we,” “us,” “our,” “Company” and “Blue Valley” refer to Blue Valley Ban Corp., a Kansas corporation unless the context otherwise requires or where otherwise indicated.  References to the “Bank” refer to the Company’s primary wholly-owned subsidiary, Bank of Blue Valley.

Blue Valley, a Kansas corporation, is a bank holding company organized in 1989. The Bank, the Company’s primary wholly-owned subsidiary, was also organized in 1989 to provide banking services to closely-held businesses and their owners, professionals and residents in Johnson County, Kansas, a high growth, demographically attractive area within the Kansas City, Missouri — Kansas Metropolitan Statistical Area (the “Kansas City MSA”). The focus of Blue Valley has been to take advantage of the current and anticipated growth in our market area as well as to serve the needs of small and mid-sized commercial customers.  We believe that these customers are underserved as a result of banking consolidation in the industry generally and within our market specifically.

The Bank operates a total of five banking center locations in Johnson County, Kansas, including our main office, which includes a lobby banking center in Overland Park, as well as full-service offices in Leawood, Lenexa, Olathe, and Shawnee, Kansas.

Our lending activities are focused on commercial, commercial real estate, construction, home equity and residential real estate lending.  In addition, the Bank infrequently engages in lease financing and provides consumer lending.  We strive to identify, develop and maintain diversified lines of business that provide acceptable risk-adjusted returns.

We seek to develop lines of business that diversify the Bank’s revenue sources, increase the Bank’s non-interest income and offer additional value-added services to the Bank’s customers.  We develop these new or existing lines of business while monitoring related risk factors.  In addition to fees generated in conjunction with lending activities, the Bank derives non-interest income by providing mortgage origination, deposit and cash management services, as well as trust and investment brokerage services.

In addition to the Bank, we have two wholly-owned subsidiaries, BVBC Capital Trust II and BVBC Capital Trust III, which were created to offer the Company’s trust preferred securities and to purchase our junior subordinated debentures (“Subordinated Debentures”).

Our principal executive offices are located at 11935 Riley, Overland Park, Kansas 66213, and our telephone number is (913) 338-1000.

Consolidated financial information, including a measure of profit and loss and total assets can be found in Part IV of this report.

Our Market Area

The Bank operates primarily as a community bank, serving the banking needs of small- and medium-sized companies and individuals in the Kansas City MSA.  Specifically, our trade area consists of Johnson County, Kansas.  We believe that coupling our strategy of providing exceptional customer service and local decision making with attractive market demographics has led to the historical growth of our total assets and deposits.

The income levels and growth rate of Johnson County, Kansas compare favorably to national averages.  Johnson County’s population growth rate ranks in the top 8.85% of counties nationally, and its per capita income ranks in the top 1.34% of counties nationally.  Johnson County is also a significant banking market in the State of Kansas and in the Kansas City MSA.  According to available industry data, as of June 30, 2013, total deposits in Johnson County, including those of banks, thrifts and credit unions, were approximately $15.2 billion, which represented 23.53% of total deposits in the state of Kansas and 33.30% of total deposits in the Kansas City MSA.  We have less than 1% share of the deposits in the Kansas City MSA and approximately 3.00% of the total deposits in Johnson County, Kansas.

As our founders anticipated, the trade area surrounding our main banking facility in Overland Park, Kansas has become one of the most highly developed retail areas in the Kansas City MSA.  Our Olathe, Kansas facility is located approximately 10 miles southwest of our main office.  We opened our Olathe branch in 1994 when we acquired the deposits of the Olathe branch of a failed savings and loan association.  We made this acquisition because it was located in a contiguous market area and we believed that it represented a stable deposit base.  In 2001, the operations of this branch were moved across the street into a more suitable location which the Bank acquired.  The Shawnee, Kansas banking facility is approximately 20 miles northwest of our headquarters location. We opened our Shawnee grocery branch for the convenience of our existing customers in Shawnee, and to expand our market presence in Shawnee.  During the first quarter of 2001, construction of our free-standing banking facility in Shawnee, Kansas was completed and operations commenced.  The Leawood, Kansas banking facility is approximately 5 miles southeast of our headquarters location.  We opened our Leawood grocery branch during October of 2002 to expand our market presence in Leawood.  In 2002, we also acquired land for a 20,000 square foot branch and office building in Leawood.  In the second quarter of 2004 we completed construction of our freestanding banking facility in Leawood and operations commenced in that facility.  During 2003 we acquired an office building in Overland Park, Kansas approximately 1 mile northwest of our headquarters location.  During 2010, the Company listed the office building for lease or possible sale.  In addition to leasing space at this location to tenants, we have currently consolidated our bank operations at this location.  The Lenexa, Kansas banking facility is approximately 7 miles northwest of our headquarters location.  The Lenexa facility was opened in February 2007 when we acquired Unison Bancorp, Inc., and its subsidiary, Western National Bank.  We made this acquisition to continue our expansion in Johnson County and to establish our first presence in the Lenexa market.

Lending Activities

Overview.  Our principal loan categories include commercial, commercial real estate, construction, home equity and residential mortgages.  We also offer a variety of consumer loans and infrequently engage in lease financing.  Our primary source of interest income is interest earned on our loan portfolio.  As of December 31, 2013, our loans represented approximately 68.10% of our total assets, our legal lending limit to any one borrower was $19.0  million, and our largest single borrower as of that date had outstanding loans of $14.0 million.

From the Company’s inception, we were successful in expanding our loan portfolio because of the commitment of our staff and the economic growth in our area of operation.  Our staff has significant experience in lending and has been successful in offering our products to both potential and existing customers.  We believe that we have been successful in maintaining our customers because of our staff’s attentiveness to their financial needs and the development of professional relationships with them.  We strive to become a strategic business partner with our customers, not just a source of funds.

We conduct our lending activities pursuant to the lending administration policies adopted by our Board of Directors.  These policies currently require the approval of our loan committee of all commercial credits in excess of $1.5 million and all real estate credits in excess of $2.5 million.  Commercial loans up to $1.5 million and real estate loans up to $2.5 million can generally be approved by the Bank’s President with two loan administration officers.

Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.  The following table shows the composition of our loan portfolio at December 31, 2013.

LOAN PORTFOLIO

	As of December 31, 2013
	Amount	Percent
	(In thousands)
Commercial	$120,283	29.00%
Commercial real estate	145,045	34.97
Construction	44,806	10.80
Residential real estate	44,771	10.79
Home equity	43,169	10.41
Consumer	8,885	2.14
Lease financing	7,836	1.89
Total loans and leases	414,795	100.00%
Less allowance for loan losses	8,992
Loans, net of allowance for loan losses	$405,803

Commercial loans.  As of December 31, 2013, approximately $120.3 million, or 29.00%, of our loan portfolio, represented commercial loans.  The Bank has developed a strong reputation in providing and servicing small business and commercial loans.  The commercial portfolio is the result of the business development efforts of the Bank’s seasoned commercial lending staff, our complementary product and services mix and our reputation.  Commercial loans have historically been a significant portion of our loan portfolio and we expect to continue our emphasis on this loan category.

The Bank’s commercial lending activities historically have been directed to small and medium-sized companies in or near Johnson County, Kansas, with annual sales generally between $100,000 and $20 million.  The Bank’s commercial customers are primarily firms engaged in manufacturing, service, retail, construction, distribution and sales with significant operations in our market areas.  The Bank’s commercial loans are primarily secured by real estate, accounts receivable, inventory and equipment, and the Bank may seek to obtain guarantees from principal parties related to the borrower for its commercial loans.  The Bank primarily underwrites its commercial loans on the basis of the borrower’s cash flow, financial condition and ability to service the debt, as well as the value of any underlying collateral and the financial capacity of any guarantors.

Included in commercial loans are Small Business Administration (SBA) loans which totaled approximately $3.0 million, or 2.49% of commercial loans, at December 31, 2013.  In the event of default, the SBA guarantees the repayment of a portion of the principal on these loans, plus accrued interest on the guaranteed portion of the loan.  Of the $3.0 million in SBA loans, $2.2 million was government guaranteed.  Under the Federal Small Business Act, the SBA may guarantee up to 85% of qualified loans of $150,000 or less and up to 75% of qualified loans in excess of $150,000, up to a maximum loan amount of $5.0 million to any one borrower.  The Bank is approved to participate in the SBA Certified Lender, SBA Express and Patriot Express Programs and is an active SBA lender in our market area.

Commercial lending is subject to risks specific to the business of each borrower.  In order to mitigate these risks, we seek to understand the business of each borrower, place appropriate value on any guarantee or collateral pledged to secure the loan, and govern the advance and repayment of principal as well as structure the loan amortization to maintain the adequacy of the value of any collateral during the term of the loan.

Commercial real estate loans. The Bank also makes loans to provide permanent financing for commercial facilities, retail and office buildings and churches.  As of December 31, 2013, approximately $145.0 million, or 34.97% of our loan portfolio, represented commercial real estate loans.  Our commercial real estate loans are underwritten on the basis of the appraised value of the property securing the loan, the cash flow and financial condition of the borrowing entity and property securing the loan, and the financial condition and capacity of guarantors.

Risks inherent in commercial real estate lending are related to the market value of the property securing the loan, the underlying cash flows, secondary repayment sources and documentation.  Commercial real estate lending generally involves more risk than residential real estate lending because loan balances may be greater and repayment is dependent on the cash flows from the property securing the loan and/or the borrower’s operations.  We attempt to mitigate these risks by carefully assessing property values, analyzing the primary source(s) of cash flow servicing the loan, analyzing financial condition and capacity of guarantors and adhering to our lending and underwriting policies and procedures.

Construction loans.  Our construction loans include loans to home building contractors and other companies and consumers for the construction of single-family and multi-family properties and commercial buildings, such as retail and office buildings as well as land development.  As of December 31, 2013, approximately $44.8 million, or 10.80% of our loan portfolio, represented real estate construction loans.  The builder and developer loan portfolio has been a consistent material component of our loan portfolio over our history.  The Bank’s experience and reputation in this area has enabled the Bank to focus on relationships with a smaller number of select builders.  Construction loans are made to qualified developers and builders to develop land for construction of residential and commercial buildings as well as to build houses to be sold following construction, pre-sold houses and model houses.  These loans are generally underwritten based on several factors, including the reputation, experience, financial condition and capacity of the borrowing entity, the ratio of the loan balance to the appraised value of the property securing the loan, and general conditions of the real estate market with respect to the subdivision and surrounding area obtained from an independent third party.  Construction loans are also made to individuals for houses to be constructed by builders with whom the Bank generally has an existing relationship.  Such loans are made on the basis of the borrower’s financial condition and capacity, the loan to value ratio, the reputation of the builder, and the borrower’s pre-qualification for permanent financing.  During the four years ending December 31, 2012, the Bank had experienced a decline in originations of construction loans from levels experienced previous to that period, specifically in residential real estate construction and land development, as a result of the continued decline in the real estate industry and the continued slowdown in new housing construction.  During 2013, improved economic conditions have stabilized this decline.

Risks related to construction lending arise from potential decline in the market value for the completed project, reasonableness of the construction budget, ability of the borrower to fund unforeseen cost variances over the construction budget, and the borrower’s ability to liquidate and repay the loan at a point when the loan-to-value ratio is the greatest.  Among other factors, the Bank seeks to manage these risks by ensuring, throughout the construction process, that the loan to value ratio of the loan does not exceed acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and by properly documenting and analyzing each construction draw.

Residential real estate loans.  Our residential real estate loan portfolio consists primarily of first and second mortgage loans secured by residential properties.  As of December 31, 2013, $44.8 million, or 10.79%, of our loan portfolio consisted of residential mortgage loans. The terms of these loans typically include monthly payments based on a 15 to 30 year amortization with 3 to 7 year balloon payments to mitigate interest rate risk, and they accrue interest at a fixed or variable rate.  These products and terms enable us to offer credit to individuals who are self-employed or have significant income from S-corporations, limited liability companies, partnerships or investments.  These individuals are often unable to satisfy the underwriting criteria permitting the sale of their mortgages into the secondary market.

In addition, we originate residential mortgage loans with the intention of selling these loans in the secondary market.  During the years ending December 31, 2013 and 2012, we originated approximately $53.3 million and $83.5 million, respectively, of residential mortgage loans held for sale, and we sold approximately $59.5 million and $81.5 million, respectively, in the secondary market.  We originate conventional first mortgage loans through referrals from real estate brokers, builders, developers and prior customers as well as through our Internet websites. The origination of a mortgage loan from the date of initial application through closing normally takes 15 to 60 days. To reduce interest rate risk on mortgage loans sold in the secondary market, we typically acquire forward commitments from investors prior to loan closing.

Our mortgage loan credit review process is consistent with the standards set by traditional secondary market sources.  The lender reviews the appraised value, credit report, debt service ratios, and other credit information gathered during the underwriting process in accordance with various laws and regulations governing real estate lending. Loans originated by the Bank are sold with servicing released to maximize per loan profits while minimizing the risks and costs associated with retaining servicing rights.  Commitments are typically obtained from the purchasing investor on a loan-by-loan basis on a 30, 45 or 60-day delivery commitment.  Interest rates are generally committed to the borrower when a rate commitment is obtained from the investor.  Loans are funded by the Bank and purchased by the investor within 30-45 days following closing pursuant to commitments obtained from the investor.  We sell conventional FHA, VA, USDA conforming and jumbo loans that are available to the Bank from the various secondary market investors for cash on a limited recourse basis.  Consequently, foreclosure losses on all sold loans are primarily the responsibility of the investor and not that of the Bank. In our recent experience, the Bank has not been required to repurchase significant amounts of loans.  The Bank did not repurchase any loans during the years ending December 31, 2013 or December 31, 2012, and during the year ending December 31, 2011, the Company repurchased one loan from an investor for which no losses have been recognized.

As with other loans to individuals, the risks related to residential mortgage loans primarily include the sufficiency of the value of collateral securing the loan and the financial condition and capacity of the borrower.  The Bank attempts to manage these risks by performing a pre-funding underwriting that includes analyzing, verifying and documenting the borrower’s credit qualifications, employment stability, monthly income, identification and verification of the source and amount of down payments as well as analyzing and documenting the value of the collateral.

Home equity loans.  As of December 31, 2013, our home equity loans totaled $43.2 million, or 10.41% of our loan portfolio.  Home equity loans are generally secured by second liens on residential real estate.  Home equity loans are subject to the same risks as other loans to individuals, including the financial strength and capacity of the borrower.  The Bank attempts to mitigate these risks by carefully analyzing, verifying and documenting the borrower’s credit qualifications, employment stability, monthly income, and understanding and documenting the value of the collateral.

Consumer loans. As of December 31, 2013, our consumer loans totaled $8.9 million, or 2.14% of our total loan portfolio.  A substantial part of this amount consisted of installment loans to individuals in our market area.  Installment lending offered directly by the Bank in our market area includes loans secured by automobiles and recreational vehicles, as well as home improvement loans, unsecured lines of credit and other loans to individuals.  Consumer loans are subject to the same risks as other loans to individuals, including the financial condition and capacity of the borrower.  In addition, some consumer loans are subject to the additional risk that the loan is unsecured.  For loans that are secured, the underlying collateral may be rapidly depreciating and may not provide an adequate source of repayment if we are required to repossess the collateral.  The Bank attempts to mitigate these risks by requiring a down payment and carefully analyzing, verifying and documenting the borrower’s credit qualifications and monthly income as well as analyzing and documenting the value of the collateral.

Lease financing.  Our lease portfolio includes capital leases that we have originated and leases that we have acquired from brokers or third parties.  As of December 31, 2013, our lease portfolio totaled $7.8 million, or 1.89%, of our total loan portfolio.  We provide lease financing for a variety of equipment and machinery, including office equipment, heavy equipment, telephone systems, tractor trailers and computers. Lease terms are generally from three to five years.  We have provided lease financing in the past and will continue to do so on an infrequent basis for customers who maintain an ongoing relationship with the Bank through participation in other Bank product offerings.  Our leases are generally underwritten based on several factors, including the overall credit worthiness, experience, current financial condition and capacity of the lessee, the amount of the financing to collateral value, and general conditions of the market.

The primary risks related to our lease portfolio are the value of the collateral securing the lease and specific risks related to the business of each borrower.  To address these risks, we attempt to understand the business of each borrower, value the underlying collateral appropriately and structure the lease amortization to ensure that the value of the collateral exceeds the lease balance during the term of the lease.

Investment Activities

The objectives of our investment policies are to:

•      secure the safety of principal;

•      provide adequate liquidity;

•      provide securities for use in pledging for public funds or repurchase agreements; and

•      maximize after-tax income.

We conduct our investing activities pursuant to an Investment Policy adopted by our Board of Directors.  The Investment Policy establishes guidelines and objectives for permissible types of investments, liquidity management, investment maturities, and investment portfolio administration. The Company invests primarily in obligations of agencies of the United States and bank qualified municipal bonds issued by state and local political subdivisions.  Although direct obligations of the United States are permitted by our Investment Policy, we currently do not hold any in our portfolio.  In order to ensure the safety of principal, the Company does not invest in sub-prime mortgages and typically does not invest in corporate debt or other securities even though they are permitted by our Investment Policy.  In addition, we may enter into federal funds transactions with our principal correspondent banks, and depending on our liquidity position, may act as a net seller or purchaser of these funds.  The sale of federal funds is effectively a short-term loan from us to another financial institution; while conversely, the purchase of federal funds is effectively a short-term loan from another financial institution to us.

Deposit Services

The principal sources of funds for the Bank are core deposits from the local market areas surrounding the Bank’s banking centers, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and time deposits.  Transaction accounts include interest-bearing and non-interest-bearing accounts, which provide the Bank with a source of fee income, a low-cost source of funds and cross-marketing opportunities.  Since 2001, the Bank has realized deposit growth from commercial checking accounts. While these accounts do not earn interest, many of them receive an earnings credit on their average balance to offset the cost of other services provided by the Bank.  The Bank introduced its Performance Checking product in 2007, which has proven to be an attractive product in our market area as it pays a higher rate than most checking accounts as long as the customer meets certain signature based debit card transactional requirements and at least one direct deposit or ACH debit within each statement qualification cycle.  In February 2011, the Bank introduced the Ultimate Checking product which has also been an attractive product in our market area.  The Ultimate Checking product is an interest-bearing demand product that pays a higher tiered rate of interest based on certain signature based debit card transactional requirements, the dollar amount of signature based debit card transactions and the customer’s  acceptance of e-statements.  The Bank realizes non-interest income from the signature based debit card transactions that, when netted against the cost of the rate paid to the customer, results in a very attractive cost of funds for the Bank.  The Bank also offers a money market account which is a daily access account that bears a tiered rate of interest and allows for limited check-writing ability.  We believe transaction and money market accounts provide a stable source of funding for the Bank and provide us with the potential to cross-sell additional services to these account holders.

Time deposits and savings accounts also provide a relatively stable customer base and source of funding.  Due to the nature and behavior of these deposit products, management reviews and analyzes our pricing strategy in comparison not only to competitor rates, but also in comparison to alternative funding sources.  In setting deposit rates, management also considers profitability, the matching of term lengths of funding sources with assets, the attractiveness to customers, and rates offered by our competitors.  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Promontory Interfinancial Network Insured Cash Sweep (“ICS”) service which effectively provides depositors with Federal Deposit Insurance Corporation (“FDIC”) insurance on amounts in excess of FDIC insurance coverage limits, which is currently $250,000 per insured capacity, of certificate of deposits through CDARS, and demand and money market deposit accounts through ICS. CDARS and ICS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS and ICS banks to reach full FDIC insurance coverage on the entire deposit account balance.

Trust Services

The Bank began offering trust services in 1996.  Until 1999, the Bank’s trust services were offered exclusively through the employees of an unaffiliated trust company.  The Bank hired a full-time officer in 1999 to develop the Bank’s trust business and the trust department now has three full-time officers.  Trust services are marketed to both existing Bank customers and new customers.  We believe that the ability to offer trust services as a part of our financial services to customers of the Bank presents a significant cross-marketing opportunity.  The services currently offered by the Bank’s trust department include the administration of personal trusts, investment management agency accounts, self-directed individual retirement accounts, qualified retirement plans, corporate trust accounts and custodial trust accounts.  As of December 31, 2013, the Bank’s trust department administered 285 accounts, with assets under administration of approximately $155.3 million.  Trust services provide the Bank with a source of fee income and additional deposits.  For the years ended December 31, 2013, 2012 and 2011, the amount of our gross fee income from trust services was $560,000, $543,000 and $527,000, respectively.

Investment Brokerage Services

In 1999, the Bank began offering investment brokerage services through an unrelated broker-dealer.  These services are currently offered at all of our locations. Currently, four individuals responsible for providing these services are joint employees of the Bank and the registered broker-dealer.  As of December 31, 2013, the Bank’s investment brokerage services had assets under administration of approximately $104.0 million.  Investment brokerage services provide a source of fee income for the Bank.  For the years ended December 31, 2013, 2012 and 2011, the amount of our fee income generated from investment brokerage services was $500,000, $434,000 and $387,000, respectively.

Competition

The Bank encounters competition primarily in seeking deposits and in obtaining loan customers.  The level of competition for deposits in our market area is high.  Our principal competitors for deposits are other financial institutions within a few miles of our locations including other banks, savings institutions and credit unions.  Competition among these institutions is based primarily on interest rates offered, the quality of service provided, and the convenience and accessibility of products, services and delivery channels.  Additional competition for depositors’ funds comes from U.S. government securities, private issuers of debt obligations and other providers of investment alternatives for depositors.

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

Trademarks

As of December 31, 2013 the Bank had the following registered trademarks:

BANK OF BLUE VALLEY
DEPOSIT I.T.
INTERNETMORTGAGE.COM

Employees

At December 31, 2013, the Bank had approximately 173 total employees, with 162 full-time employees.  The Company and its other subsidiaries do not have any employees.  None of the Bank’s employees are subject to a collective bargaining agreement.  We consider the Bank’s relationship with its employees to be excellent.

Directors and Executive Officers of the Registrant

For each of our directors and our executive officers, we have set forth below their ages as of December 31, 2013, and their principal positions.

Name	Age	Positions

Directors

Robert D. Regnier	65	President, Chief Executive Officer and Chairman of the Board of Directors of Blue Valley Ban Corp.; President, Chief Executive Officer and Chairman of the Board of Directors of the Bank
Donald H. Alexander	75	Director of Blue Valley Ban Corp. and the Bank
James Gegg	62	Director of Blue Valley Ban Corp.
Robert D. Taylor	66	Director of Blue Valley Ban Corp. and Chairman of the Audit Committee of Blue Valley Ban Corp.

Additional Directors of the Bank

Harvey S. Bodker	78	Director of the Bank
Richard L. Bond	78	Director of the Bank
Suzanne E. Dotson	66	Director of the Bank
Charles H. Hunter	71	Director of the Bank

Executive Officers who are not Directors

Mark A. Fortino	47	Executive Vice President and Chief Financial Officer of the Bank; Chief Financial Officer of Blue Valley Ban Corp.
Bruce A. Easterly	54	Executive Vice President – Chief Lending Officer of the Bank
Bonnie M. McConnaughy	54	Senior Vice President – Deposit Operations and e-Business Solutions of the Bank

Available Information

Our website address is http://www.bankbv.com.  Information included to or referred to on our website is not incorporated by reference in or otherwise a part of this report.  Financial information, including our annual reports can be obtained free of charge from our website.

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

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008.  This legislation was principally designed to allow the Treasury and other government agencies to take action to restore liquidity and stability to the U.S. financial system.  This legislation authorized the Treasury through the Troubled Asset Relief Program to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities issued by financial institutions and their holding companies.  The Treasury allocated $250 billion to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  The CPP was designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy.  As part of the CPP, the Treasury purchased debt and equity securities from participating institutions.  Qualified participants could sell an equity interest to the Treasury up to 3% of its risk-weighted assets.  These equity instruments constitute Tier 1 Capital for eligible institutions.  The Company’s Board of Directors approved the Company’s participation in the program, and the Company entered into a Securities Purchase Agreement – Standard Terms on December 5, 2008.  Pursuant to the agreement, the Company issued and sold to the Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock, for a total cash price of $21.75 million.  On October 21, 2013, the Fixed Rate Cumulative Preferred Stock was auctioned by the Treasury for $21.26 million.  As a result, the Fixed Rate Cumulative Preferred Stock is now held by third party investors unaffiliated with the U.S. government and except for certain certification and disclosure requirements we are no longer subject to the rules and regulations that were established with the CPP.

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

Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies by permitting them to engage in activities, or affiliate with entities that engage in activities, that are “financial in nature.”  Activities that the Gramm-Leach-Bliley Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury, in cooperation with one another, determine what additional activities are “financial in nature.” With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks.  The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

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

Basel III Capital Requirements. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Board”) approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations.  On July 9, 2013, the final rule was approved (as an interim final rule) by the Federal Deposit Insurance Corporation (“FDIC”).  The Regulatory Capital Framework (Basel III) implements several changes to the US regulatory capital framework required by the Dodd-Frank Act. The new US capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for US banking organizations.

The Basel III final rule establishes a new common equity tier 1 capital (“CET1”) requirement, an increase in the tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement.  The new CET1 and minimum tier 1 capital requirements are effective January 1, 2015.  In addition to these minimal capital ratios, the Basel final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of common equity tier 1 capital (“CET1”) in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  Consequently, the capital conservation buffer effectively increases the minimum CET1 capital, tier 1 capital, and total capital requirements for US banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

As required by Dodd-Frank, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased-out of tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 and permanently grandfathers as tier 1 capital such instruments issued by these smaller entities prior to May 19, 2010 (provided they do not exceed 25 percent of tier 1 capital).  Our Subordinated Debentures are grandfathered under this provision.

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive Income from CET1 capital.  The election to opt out must be made on the banking organization’s first Call Report filed after January 1, 2015.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital.  Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the final rule.

Based on a preliminary assessment of the impact of Basel III and in consideration of the capital plan for the Company, management of the Company anticipates that the Company and Bank will be in compliance with the Basel III guidelines within the implementation periods.

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

Source of Strength.  The Federal Reserve expects the Company to act as a source of financial strength and support for the Bank and to take measures to preserve and protect the Bank in situations where additional investments in the Bank may not otherwise be warranted.  The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.  As of December 31, 2013, BVBC Capital Trust II and BVBC Capital Trust III are the Company’s only active direct subsidiaries that are not banks.

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

As long as the Fixed Rate Cumulative Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities are prohibited until all accrued and unpaid dividends are paid on preferred stock, subject to certain limited exceptions.  At the request of the Federal Reserve Bank of Kansas City, the Company has deferred the payment of quarterly dividends on the Fixed Rate Cumulative Preferred Stock since May 15, 2009.  The Fixed Rate Cumulative Preferred Stock carries a 5% per year cumulative preferred dividend rate, payable quarterly.  The dividend rate increases to 9% beginning with the May 15, 2014 quarterly payment, which will cause our quarterly dividend to increase from $271,875 to $493,375.  Dividends compound if they accrue and are not paid.  Failure by the Company to pay dividends on the Fixed Rate Cumulative Preferred Stock is not an event of default.  However, a failure to pay a total of six preferred share dividends, whether or not consecutive, gives the holders of the Fixed Rate Cumulative Preferred Stock the right to elect two directors to the Company’s Board of Directors.  That right continues until the Company pays all dividends in arrears.  As of December 31, 2013, the Company has deferred 19 dividend payments.  In 2012, the holder of the Fixed Rate Cumulative Preferred Stock, elected James L. Gegg to serve on the Company’s Board of Directors. This board seat was terminated in 2013 upon completion of the auction of our Fixed Rate Cumulative Preferred Stock by the Treasury to private investors, almost all of whom have waived their right to elect directors.  In recognition of Mr. Gegg’s valuable contributions, the Board of Directors subsequently appointed Mr. Gegg to the Board on a full-time basis.

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

The Board of Directors of the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009.  This agreement was a result of an examination that was completed by the regulators in May 2009, and related primarily to the Bank’s asset quality.  Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition.  The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank.  The Company and the Bank substantially complied with all terms of the written agreement.

As a result of a November 12, 2012 regulatory examination, which noted the improved financial condition of the Company and the Bank, satisfactory risk management processes, and senior management oversight, as well as full compliance with all actionable provisions of the Written Agreement, the Federal Reserve Bank of Kansas City terminated the November 4, 2009 Written Agreement and, effective January 11, 2013, replaced it with a Memorandum of Understanding.  The MOU’s purpose is to maintain the financial soundness of the Company and the Bank, and provides among other things, the Company and the Bank will continue to work on improvement of asset quality, maintain an adequate allowance for loan losses, maintain adequate capital, improve earnings, and not declare or pay any dividends or increase or guarantee any debt without prior written approval from the Federal Reserve Bank and the OSBC.

Deposit Insurance.  The FDIC, through its Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable limits of the FDIC.  The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the current standard maximum deposit insurance amount to $250,000.  The FDIC bases deposit insurance premiums on each FDIC-insured institution based on the perceived risk each bank presents to its Deposit Insurance Fund.  Each institution is assigned to one of the four risk categories based on its capital, supervisory ratings and other factors.  In October 2010, the FDIC adopted a new deposit insurance fund restoration plan to ensure the fund reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  Under the new restoration plan, the FDIC at least semi-annually will update its loss and income projections for the deposit insurance fund, and, if needed, will increase or decrease assessment rates, following notice, and recommend rulemaking if required.

In addition to deposit insurance premiums, institutions also pay an assessment based on insured deposits to service debt issued by the Financing Corporation (FICO assessment), a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund.  The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC.  The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.  Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

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

As of December 31, 2013, the Bank had capital in excess of the regulatory requirements for a “well capitalized” institution.

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

Community Reinvestment Act Requirements.  The Community Reinvestment Act (CRA) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  In its most recent CRA examination dated August 13, 2012, the Bank received a rating of “Satisfactory.”

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

Reserve Requirements.  Effective December 27, 2012, the Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts.  For net transaction accounts, the first $12.4 million is exempt from reserve requirements.  A three percent reserve ratio will be assessed on net transaction accounts over $12.4 million up to and including $79.5 million.  A ten percent reserve ratio is assessed on net transaction accounts in excess of $79.5 million (subject to adjustment by the Federal Reserve).  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements

Other Regulations

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

Item           1A:           Risk Factors

The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and they are not necessarily presented in order of significance.  Additional risks and uncertainties could also adversely affect the Company’s business and financial results.  If any or a combination of these risks occurs, our business, financial condition or results of operations could be adversely affected and the market price of the Company’s stock could decline.  Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitute forward-looking statements, the risk factors set forth below are cautionary statements identifying important factors that could cause the Company’s actual results to differ from those expressed in any forward-looking statements.

Our operations may be adversely affected if we are unable to maintain and increase our deposit base and secure adequate funding.

We fund our banking and lending activities primarily through demand, savings and time deposits and, to a lesser extent, lines of credit, sale/repurchase facilities from various financial institutions, securities sold under agreement to repurchase and FHLBank borrowings. The success of our business depends in part on our ability to maintain and increase our deposit base and our ability to maintain access to other funding sources. Our inability to obtain funding on favorable terms, on a timely basis, or at all, would adversely affect our operations and financial condition.

The loss of our key personnel could adversely affect our operations.

We are a relatively small organization and depend on the services of all of our employees. Our growth and development to date has depended in a large part on a few key employees who have primary responsibility for maintaining personal relationships with our largest customers. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations. Our key employees are Robert D. Regnier, Mark A. Fortino, Bruce A. Easterly, and Bonnie M. McConnaughy. Each of these persons is an officer of the Bank. We do not have written employment or non-compete agreements with any of these key employees; however, if employment was terminated, Mr. Regnier would lose 8,930 Blue Valley Ban Corp. Restricted Stock Awards and Mr. Fortino, Mr. Easterly, and Ms. McConnaughy would each lose 1,000 of Blue Valley Ban Corp. Restricted Stock Awards. We carry bank owned life insurance policies on each of these executive officers.

Changes in interest rates may adversely affect our earnings and cost of funds.

Changes in interest rates affect our operating performance and financial condition in diverse ways. A substantial part of our profitability depends on the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for many financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” We try to minimize our exposure to interest rate risk, but are unable to eliminate it. As discussed on page [52], we use an asset/liability modeling system to analyze our current sensitivity to instantaneous and permanent changes in interest rates.  The system simulates our asset and liability base and projects future net interest income results under several interest rate assumptions.  This allows management to view how changes in interest rates will affect the spread between the yield received on assets and the cost of deposits and borrowed funds.  Among other strategies, we attempt to mitigate the risk from increases in interest rates by maintaining a significant level of adjustable rate loans in our portfolio, and attempt to mitigate the risk from declines in interest rates by implementing rate floors for our adjustable rate loan portfolio and managing our level of fixed rate liabilities.  As illustrated in the Interest-Rate Sensitivity Analysis on page [54], as of December 31, 2013, approximately 55% of our loan portfolio has variable rates, and approximately 50% of our loan portfolio matures or reprices in 90 days or less.  As a result of the number of adjustable rate loans in our portfolio, increases in interest rates will expose us to greater risk of delinquencies and defaults on such loans, which could lead to decreased earnings.  In addition, increased interest rates may decrease the number of loans that we originate, which could also lead to decreased earnings.

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

Some borrowers may not repay loans that we make to them. This risk is inherent in the banking business. Like all financial institutions, the Company maintains an allowance for loan losses to absorb probable loan losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio credit quality, economic and regulatory conditions and unidentified losses inherent in the current loan portfolio. However, we cannot predict loan losses with certainty, and we cannot assure you that our allowance will be sufficient to cover our future loan losses. Loan losses in excess of our reserves would have a material adverse effect on our financial condition and results of operations.

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

Our concentration of loans secured by real estate may continue to adversely affect our financial condition and results of operations.

As of December 31, 2013, approximately $145.0 million, or 34.97% of our loan portfolio, represented commercial real estate loans, approximately $44.8 million, or 10.80% represented construction loans, approximately $44.8 million, or 10.79%, of our loan portfolio consisted of residential mortgage loans and approximately $43.2 million, or 10.41% represented home equity loans.  A downturn in the real estate market, the deterioration in the value of collateral, and the local and national economic recessions would adversely affect our customers’ ability to sell or refinance real estate and repay their loans.  In the event we are required to foreclose on a property securing one of our mortgage loans, or otherwise pursue remedies in order to protect our investment, we may be unable to recover enough value from the collateral to prevent a loss.

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

The Bank is subject to possible future repurchase and indemnification demands on mortgage loans previously sold to investors.

The Bank is subject to possible future repurchase and indemnification demands for future losses realized by investors for alleged breaches of representations and warranties on mortgage loans previously sold to investors.  The financial services industry has been materially and adversely impacted by a prolonged period of negative economic conditions, including, but not limited to, high levels of unemployment, declines in asset values, as well as delinquencies and defaults on loans.  These defaults on loans include, but are not limited to, possible “strategic defaults” which are characterized by borrowers that appear to have the financial means to meet the debt service requirements of their loans, however, elect not to do so because the value of the assets securing their debts may have declined below the amount of the debt or in consideration of statutory restrictions which impede a lender’s ability to exercise prudent collection efforts or foreclose in an efficient manner.  The Company’s consolidated financial statements have been prepared using values and information currently available to the Company; however, there can be no assurance that the impact of these conditions will cease or reverse to mitigate possible risk of future potential losses by the Bank.

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

Blue Valley and the Bank are subject to extensive governmental regulation. Blue Valley, as a bank holding company, is regulated primarily by the Federal Reserve Bank. The Bank is a commercial bank chartered by the State of Kansas and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the OSBC. These federal and state bank regulators have the ability, should the situation require, to impose significant regulatory and operational restrictions as well as levy monetary fines and/or penalties upon us and the Bank. Any such restrictions imposed by federal and state bank regulators could affect the profitability of the Blue Valley and the Bank.

The Company and Bank have entered into an agreement with the Federal Reserve Bank of Kansas City, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.

The Board of Directors of the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009.  This agreement was a result of an examination that was completed by the regulators in May 2009, and related primarily to the Bank’s asset quality.  Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition.  The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank.  The Company and the Bank substantially complied with all terms of the written agreement.

As a result of a November 12, 2012 regulatory examination, which noted the improved financial condition of the Company and the Bank, satisfactory risk management processes, and senior management oversight, as well as full compliance with all actionable provisions of the Written Agreement, the Federal Reserve Bank of Kansas City terminated the November 4, 2009 Written Agreement and, effective January 11, 2013, replaced it with the MOU.  The MOU’s purpose is to maintain the financial soundness of the Company and the Bank, and provides among other things, the Company and the Bank will continue to work on improvement of asset quality, maintain an adequate allowance for loan losses, maintain adequate capital, improve earnings, and not declare or pay any dividends or increase or guarantee any debt without prior written approval from the Federal Reserve Bank and the OSBC.

If the Company and Bank do not comply with the MOU, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

We are not paying dividends on our common stock and are deferring distributions on our preferred stock, had previously deferred distributions on our subordinated debentures, and are otherwise restricted from paying cash dividends on our common stock. The failure to resume paying dividends and distributions may adversely affect us.

Under the terms of the MOU, prior regulatory approval is currently required before the payment of any dividends.  The Company relies on dividends from the Bank to assist in making debt service and dividend payments.  There is no assurance that the Company will resume paying dividends on its common stock. Even if the Company resumes paying dividends, future payment of cash dividends on its common stock, if any, will be subject to the prior payment of any unpaid dividends and deferred distributions on the Subordinated Debentures and the Fixed Rate Cumulative Preferred Stock.  Under the governing documents of our Subordinated Debentures issued by BVBC Capital Trust II and III, the quarterly payments since April 24, 2009 for BVBC Capital Trust II and since March 31, 2009 for BVBC Capital Trust III had been deferred through December 30, 2013.  We had received regulatory approval and utilized the proceeds from the December 23, 2013 initial close of our December 2013 Offering to bring current all previously accrued and unpaid dividends and interest on our Subordinated Debentures issued by BVBC Capital Trust II and III prior to December 31, 2013.  Subsequent to December 31, 2013, we received approval for the Bank to pay dividends to the Company to pay amounts needed to pay quarterly dividends due in March and April, 2014 for our Subordinated Debentures.

In addition, at the request of the Federal Reserve Bank of Kansas City, we have deferred the quarterly dividend payment on the Fixed Rate Cumulative Preferred Stock since May 15, 2009.  The Fixed Rate Cumulative Preferred Stock carries a 5% per year cumulative preferred dividend rate, payable quarterly.  The dividend rate increases to 9% beginning with the May 15, 2014 quarterly payment, which will cause our quarterly dividend to increase from $271,875 to $493,375.  Dividends compound if they accrue and are not paid.  Failure by us to pay the preferred share dividend is not an event of default and we have accrued for all deferred dividends and compounded interest through December 31, 2013.  As of December 31, 2013 and December 31, 2012, we had accrued $5.8 million and $4.5 million, respectively, for dividends and interest on the Fixed Rate Cumulative Preferred Stock.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to mitigate damage caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing and potential customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to retain and/or grow deposits

Item           1B:           Unresolved Staff Comments

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

Location	Year Occupied	Mortgage Indebtedness as of December 31, 2013	Occupancy
Overland Park Banking Center 11935 Riley Overland Park, KS *	1994	None	100%
Olathe Banking Center 1235 E. Santa Fe Olathe, KS **	2001	None	100%
Shawnee Banking Center 5520 Hedge Lane Terrace Shawnee, KS **	2001	None	100%
College Boulevard Office 7900 College Boulevard Overland Park, KS *	2003	None	24% by Bank and common area 65% by Sublessor 11% Marketed for Sublease
Leawood Banking Center 13401 Mission Road Leawood, KS *	2004	None	47% by Bank and common area 50% by Sublessor 3% Marketed for Sublease
Lenexa Banking Center 9500 Lackman Road Lenexa, KS **	2007	None	100%

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

Part II

Item     5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

We are a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”), as amended, as a result of a registration statement filed with the Securities and Exchange Commission in December, 2013 for a common stock rights offering that we completed during January 2014.  On January 16, 2014, we filed a Form 15 with the Securities and Exchange Commission suspending our reporting obligations under the 1934 Act.  Shares of our common stock are quoted on the OTCQB under the trading symbol “BVBC.”  As of January 31, 2014, there were approximately 174 stockholders of record of our common stock.  The following table sets forth the high and low bid prices of the Company’s common stock since the first quarter of 2012 based on closing stock price quotations provided by Yahoo.com.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2013		2012
Fiscal Quarter	High	Low	High	Low
First	$9.50	$4.50	$5.50	$3.85
Second	7.90	7.25	3.55	3.55
Third	7.55	6.26	4.49	4.00
Fourth	8.00	6.00	4.50	4.50

Dividends

The Company’s consolidated net income consists largely of the operations of the Bank; therefore, our ability to pay dividends on our common stock is subject to the receipt of dividends from the Bank.  The ability of the Bank to pay dividends to us, and thus our ability to pay dividends to our stockholders, is regulated by federal banking laws.  In addition, as we elect to defer dividends on our Preferred Shares or if we elect to defer interest payments on our outstanding junior subordinated debentures, we are prohibited from paying dividends on our common stock during such deferral.  As a result of a Memoranda of Understanding (MOU) with the Federal Reserve Bank (for more information see Regulatory Matters section in Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Company and Bank have agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank.  After that agreement is terminated, our Board of Directors anticipates restoration of the ability to declare future dividends, subject to limitations imposed by regulatory capital guidelines and approval, as permitted by the Company’s profitability and liquidity.  We have not declared or paid a cash dividend to our common stockholders since 2007, and we do not know when we will be able to resume paying cash dividends.

Item           6:           Selected Financial Data

The following table presents our consolidated financial data as of and for the five years ended December 31, 2013, and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.  The selected balance sheet and statements of operations data, insofar as they relate to the five years in the five-year period ended December 31, 2013, have been derived from our audited consolidated financial statements.

	As of and for the
	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income:
Interest and fees on loans.	$20,800	$22,852	$25,277	$28,011	$33,996
Federal funds sold and other short-term investments	135	193	151	245	144
Available-for-sale securities	1,683	1,097	1,202	1,825	1,943
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	239	241	225	222	211
Total interest and dividend income	22,857	24,383	26,855	30,303	36,294

Interest expense:
Interest-bearing demand deposits	313	700	1,611	2,343	2,589
Savings and money market deposit accounts	275	291	346	438	490
Other time deposits	1,661	2,487	3,755	7,746	10,742
Funds borrowed	3,222	3,714	3,543	3,836	4,166
Total interest expense	5,471	7,192	9,255	14,363	17,987
Net interest income	17,386	17,191	17,600	15,940	18,307
Provision for loan losses	950	1,200	3,300	3,095	21,635
Net interest income (loss) after provision for loan losses	16,436	15,991	14,300	12,845	(3,328)

Non-interest income:
Loans held for sale fee income	1,456	2,447	2,120	3,506	2,785
NSF charges and service fees	968	980	944	1,062	1,472
Other service charges	2,478	2,472	2,276	2,021	1,778
Realized gains on available-for-sale securities	127	–	–	885	346
Other income	3,443	1,535	984	1,145	1,664
Total non-interest income	8,472	7,434	6,324	8,619	8,045

Non-interest expense:
Salaries and employee benefits	11,079	10,587	10,955	11,753	12,272
Net occupancy expense	2,620	2,568	2,599	2,756	2,811
Foreclosed assets expense	3,612	2,647	5,219	2,708	3,862
Other operating expense	6,855	7,506	7,851	8,550	8,896
Total non-interest expense	24,166	23,308	26,624	25,767	27,841
Income (loss) before income taxes	742	117	(6,000)	(4,303)	(23,124)
Provision (benefit) for income taxes	(300)	(150)	9,823	(1,561)	(8,514)
Net Income (loss)	1,042	267	15,823	(2,742)	(14,610)
Dividends and accretion on preferred stock	1,104	1,106	1,106	1,105	1,045
Net loss available to common stockholders	$(62)	$(839)	$(16,929)	$(3,847)	$(15,655)

Per Share Data
Basic earnings	$(0.02)	$(0.29)	$(6.03)	$(1.38)	$(5.68)
Diluted earnings	(0.02)	(0.29)	(6.03)	(1.38)	(5.68)
Dividends	0.00	0.00	0.00	0.00	0.00
Book value basic (at end of period)	4.73	6.18	6.60	12.66	14.09
Weighted average common shares outstanding:
Basic	2,930,115	2,855,566	2,806,299	2,773,039	2,754,419
Diluted	2,951,376	2,867,563	2,827,888	2,788,154	2,762,603
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%

	As of and for the
	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data
(at end of period):
Total available-for-sale securities	$100,657	$77,845	$61,790	$63,640	$72,757
Total mortgage loans held for sale, fair value	1,438	7,621	5,686	8,162	8,752
Total loans	414,795	415,671	438,843	492,454	554,111
Total assets	609,086	657,005	654,452	723,101	773,967
Total deposits	448,368	484,466	490,413	541,218	590,110
Funds borrowed	110,222	122,779	115,806	118,505	118,208
Total stockholders’ equity	42,228	39,815	40,455	57,164	60,603
Trust assets under administration	155,315	140,976	129,580	125,702	105,071

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (1)	3.13%	2.92%	2.91%	2.23%	2.43%
Non-interest income to average assets	1.36	1.14	0.93	1.09	0.99
Non-interest expense to average assets	3.87	3.57	3.90	3.26	3.42
Net overhead ratio (2)	2.52	2.43	2.97	2.14	2.40
Efficiency ratio (3)	93.45	94.65	111.29	104.92	105.65
Return on average assets (4)	0.17	0.04	(2.32)	(0.35)	(1.79)
Return on average equity (5)	(0.37)	(4.97)	(51.84)	(10.25)	(33.07)

Asset Quality Ratios:
Non-performing loans to total loans	1.71%	1.16%	2.58%	6.16%	6.30%
Allowance for possible loan losses to:
Total loans	2.17	2.18	3.01	2.99	3.61
Non-performing loans	126.55	187.23	116.46	48.53	57.33
Net charge-offs to average total loans	0.25	1.24	1.04	1.61	2.30
Non-performing loans to total assets	1.17	0.74	1.73	4.20	4.51
Non-performing assets to total assets	5.40	5.60	6.20	6.98	7.02
Foreclosed assets held for sale to non-performing assets	78.41	86.85	72.09	39.89	35.77
Texas Ratio (6)	45.81	49.16	52.59	54.91	54.90
Classified asset ratio (7)	64.61	73.69	96.68	107.84	129.10

Balance Sheet Ratios:
Loans to deposits	92.51%	85.80%	89.48%	90.99%	93.90%
Average interest-earning assets to average interest-bearing liabilities	116.53	118.52	116.17	113.18	115.08

Capital Ratios:
Total equity to total assets	6.93%	6.06%	6.18%	7.91%	7.83%
Total capital to risk-weighted assets ratio	13.90	12.01	12.08	12.66	12.54
Tier 1 capital to risk-weighted assets ratio	11.96	9.70	9.80	11.39	11.26
Tier 1 capital to average assets ratio	10.07	8.17	8.04	9.04	9.07
Average equity to average assets ratio	6.07	6.07	7.97	7.48	8.47

(1)	Net interest income, on a full tax-equivalent basis, divided by average interest-earning assets.
(2)	Non-interest expense less non-interest income divided by average total assets.
(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(4)	Net income divided by average total assets.
(5)	Net loss available to common stockholders divided by average common equity.
(6)	The sum of non-performing assets and loans past due > 90 days divided by tangible equity capital plus the allowance for loan losses (Bank ratio).
(7)	Classified assets divided by the sum of Tier 1 Capital plus the allowance for loan losses (Bank ratio)

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of those safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," or the negative of these terms or other comparable terminology.  The Company is unable to predict the actual results of its future plans or strategies with certainty.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; inability to maintain or increase deposit base and secure adequate funding; a continued deterioration of general economic conditions or the demand for housing in the Company's market areas; deterioration in the demand for mortgage financing; legislative or regulatory changes; regulatory action; continued adverse developments in the Company's loan or investment portfolio; any inability to obtain funding on favorable terms; the Company’s non-payment on TARP funds or Trust Preferred Securities; the loss of key personnel; significant increases in competition; potential unfavorable actions from rating agencies; potential unfavorable results of litigation to which the Company may become a party; and the possible dilutive effect of potential acquisitions or expansions.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We operate in a very competitive and rapidly changing environment.  New risks emerge from time to time, and it is not possible for us to predict all risk factors.  Nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

2012 was a pivotal year for us in terms of operating results and asset quality improvement, and these trends have continued through 2013.  We recorded net income of $1.0 million (net loss available to common stockholders of $62,000 after dividends and accretion on preferred stock) compared to net income of $267,000 (net loss available to common stockholders of $839,000 after dividends and accretion on preferred stock) during the prior year period.  Our net interest income increased $200,000, or 1.13%, to $17.4 million compared to $17.2 million in the prior year.  Additionally, our asset quality has continued to improve, which was a contributing factor for our improved performance in 2013.  Non-performing assets (non-accrual loans plus foreclosed assets held for sale) of $32.9 million as of December 31, 2013 were reduced by 10.51% from $36.8 million as of December 31, 2012 as a result of write-downs and sales of foreclosed assets held for sale, improving economic conditions and continued prudent credit administration by management.  The improvements in the credit quality of our loan portfolio, in addition to reduction in the amount of loan losses charged off to the allowance for loan losses, precipitated a reduction in the recorded loan loss provision in 2013 to $950,000 compared to a provision of $1.2 million during the previous year.  As a result of the improvement in our credit quality during 2013, we recorded negative provisions for loan losses of $1.7 million during the year, however, near the end of January, 2014, based on a review of updated financial information from the borrower and discussions with the borrower, we determined that the credit quality of a $5.0 million commercial loan relationship had deteriorated substantially in the previous period. This precipitated a downgrade to the loans in the relationship and necessitated that we record a $2.65 million provision as of December 31, 2013, resulting in a provision for loan losses of $950,000 for the year ending December 31, 2013.  The recorded balance of foreclosed assets for sale declined to $25.8 million at December 31, 2013 from $31.9 million at December 31, 2012.  We continue to actively market and manage these properties.  For the year ended December 31, 2013, non-interest income increased 13.96% to $8.5 million from $7.4 million for the year ended December 31, 2012, and for the year ended December 31, 2013 non-interest expense increased 3.68% to $24.2 million from $23.3 million for the year ended December 31, 2012.  Our loss per share on a diluted basis was $0.02 for the year ending December 31, 2013, an improvement compared to diluted loss per share of $0.29 for the year ended December 31, 2012.  Our year to date returns on average assets and average common stockholders’ equity for 2013 were 0.17% and negative 0.37%, compared to 0.04% and negative 4.97%, respectively, for the year ended December 31, 2012.

Net interest income for the year ending December 31, 2013 was $17.4 million, a slight increase of $195,000 or 1.13%, compared to $17.2 million for 2012.  Despite a decline in total average earning assets of approximately

$30.5 million or 5.16%, this relative stability of our net interest income resulted from the reduction in average balance of time deposits, our reduction in rates on deposits and investment of available liquidity to increase and diversify our investment portfolio.  Total interest income declined by approximately $1.5 million or 6.26%.  Our yield on interest earning assets, on a fully tax equivalent (FTE) basis, declined slightly, to 4.11% in 2013 compared to 4.14% in 2012.  The $30.5 million decline in average earning assets in 2013 compared to 2012 was principally in our loan portfolio and other short-term investments, though some of the decline in these categories was offset by increases in our investment securities portfolio.  Total interest expense declined by approximately $1.7 million or 23.61%.  Average interest bearing liabilities declined by approximately $17.7 million or 3.55%.  The decline in interest expense was a result of the decrease in average interest bearing liabilities plus a decrease in rates paid on deposits and securities sold under agreement to repurchase (“repo accounts”), included in other interest-bearing liabilities, in 2013 compared to 2012.  As market rates have declined, we have continued to lower rates on deposit accounts and repo accounts to match the current deposit and repo account rates in our market.  In addition, we had account balances from various previous time deposit promotions which, upon maturity, were either redeemed and the funds were withdrawn or were renewed at lower market rates.  Recent increases in longer-term market interest rates have not had a material impact on our net interest income due to the repricing characteristics of our interest earning assets and interest-bearing liabilities, and the indices upon which their rates are derived.  Future changes in interest rates can impact our operating performance and financial condition in diverse ways.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal monetary and fiscal policies, and economic conditions generally.  Our analysis of the impact of changes in interest rates on page [52] indicates that, at December 31, 2013, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase.  This is a result of the Bank’s asset sensitive position and loans repricing at a faster rate in a rising rate environment than our interest-bearing liabilities.  In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our fixed-rate liabilities – long-term FHLBank advances and existing time deposits – would not decrease in rate as much as market rates.  In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease. The Bank has placed floors on its loans over the last several years which would limit the decline in yield earned on the loan portfolio in a declining rate environment.

Analysis of the credit quality of our loan portfolio and other factors used to determine the level of the Allowance for Loan Losses precipitated a provision for loan loss of $950,000 for 2013 compared to a provision for loan losses of $1.2 million in 2012.  During 2013, we experienced a decline in the balance of the total loan portfolio as well as a relatively high ratio of net recoveries to loans charged off during the year compared to recent periods.  The provision for loan losses recorded in 2012 was primarily related to declines in collateral values of commercial and commercial real estate loans.

Non-interest income increased 13.96% to $8.5 million in 2013 compared to $7.4 million in 2012.  The increase in non-interest income resulted from our realization of approximately $1.0 million of income upon payment of the deferred interest due for BVBC Capital Trust III due to a change in assumptions in the calculation for interest due on the securities, an increase of $770,000 in gains realized on the sale of foreclosed assets held for sale and $127,000 of gains realized from the sale of available for sale investment securities, which were offset by a decline of approximately $990,000 or 41.50% in fee income from loans held for sale.  Fluctuations in mortgage interest rates during 2013 resulted in a decline in mortgage refinance volume across our industry, which negatively impacted our mortgage operations and resulted in a decline in our loans held for sale fee income in 2013.

Non-interest expense increased 3.68% to $24.1 million in 2013 from $23.3 million in 2012.  The increase in non-interest expense was primarily attributed to increases of $965,000 or 36.46%, in foreclosed assets expense, $492,000, or 4.65%, in salaries and employee benefits expenses, partially offset by a decrease of $651,000 in other operating expense.  We recorded a provision for losses on foreclosed assets held for sale of $2.1 million in 2013, compared to a provision of $866,000 in 2012.  This increase is principally the result of the write-down of the recorded value of a single unique foreclosed asset held for sale.  Other expenses related to foreclosed assets held for sale declined $316,000, or 17.75% in 2013.  The decline in other operating expense in 2013 was primarily the result of a decline in FDIC premiums and regulatory fees expense, which have primarily resulted from improvements in our asset quality, as well as a decline in professional fees resulting from our decision to discontinue filing reports with the Securities and Exchange Commission as well as improvements in asset quality.

Total assets at December 31, 2013 were $609.1 million, a decrease of $47.9 million, or 7.29%, from $657.0 million at December 31, 2012.  Deposits at December 31, 2013 were $448.4 million compared with $484.5 million at December 31, 2012, a decrease of $36.1 million, or 7.45%.  Stockholders’ equity at December 31, 2013 was $42.2 million compared with $39.8 million at December 31, 2012, an increase of $2.4 million, or 6.06%.

Loans at December 31, 2013 totaled $414.8 million, a decrease of $876,000, or 0.21%, compared to December 31, 2012.  The loan to deposit ratio at December 31, 2013 was 92.51% compared to 85.80% at December 31, 2012.  Our funding philosophy for loans not held for sale is to primarily increase deposits from retail and commercial deposit sources and secondarily use other borrowing sources as necessary to fund loans within the limits of the Bank's capital base.

Net Interest Income

A primary component of our net income is our net interest income.  Net interest income is determined by the spread between the fully tax equivalent (FTE) yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities, as well as the relative amounts of such assets and liabilities.  FTE net interest margin is determined by dividing FTE net interest income by average interest-earning assets.  The following discussion should be read along with analysis of the “Average Balances, Yields and Rates” table on page 32.

Years ended December 31, 2013 and 2012.  FTE net interest income increased to $17.6 million for 2013 from $17.2 million in 2012, an increase of $308,000, or 1.79%.

FTE interest income for 2013 was $23.0 million, a decrease of $1.4 million, or 5.78%, from $24.4 million in 2012.  The decrease was a result of a slight overall decline in yields on average earning assets, a decline in the average earning asset volume and a change in the earning asset mix.  The overall yield on average earning assets declined slightly by 3 basis points to 4.11% in 2013 compared to 4.14% in 2012.  This decline was realized primarily in the yield on loans, which declined 23 basis points.  In addition, the average outstanding balance of loans decreased $20.1 million in 2013, or 4.68%, compared to 2012.  The average balance of federal funds sold and other short-term investments also decreased $30.0 million, or 36.09% in 2013 compared to 2012.  The declines in these earning asset categories were partially offset by an increase in the combined average balance of taxable and non-taxable available for sale investment securities of $19.7 million, or 29.52% in 2013 compared to 2012, as we deployed excess liquidity and diversified our investment portfolio. The decline in the average balance of higher yielding loans in 2013 was a result of loan payoffs, suppressed loan demand due to current economic conditions and competitive factors.  The change in the mix of the available for sale securities portfolio enabled the average FTE yield on available-for-sale securities to increase by approximately 40 basis points in 2013 to 2.13% from 1.73%.

Interest expense for 2013 was $5.5 million, a decrease of $1.7 million, or 23.93%, from $7.2 million in 2012.  The decline in interest expense resulted from a decrease in the average balance of time deposits and the average rate paid on interest-bearing deposits and repo agreements, included in other interest-bearing liabilities. The average rate on interest bearing deposits declined to 0.64% in 2013 from 0.92% in 2012 and the average rate paid on repo agreements declined to 0.08% in 2013 from 0.23% in 2012.  As market rates have declined, we continued to lower our rates on deposit accounts and repo agreements to match the current deposit and repo agreement rates in our market.  Further, as a result, we continued to have time deposit account balances from various previous time deposit promotions which, upon maturity, either redeemed and the funds were withdrawn or renewed at lower market rates.  Additionally, we restructured $40.0 million of our $62.5 million of FHLBank advances during the fourth quarter of 2013, further reducing overall interest expense on these borrowings.

Years ended December 31, 2012 and 2011.  FTE net interest income for 2012 decreased to $17.2 million from $17.6 million in 2011, a decrease of $351,000, or 1.99%.

FTE interest income for 2012 was $24.4 million, a decrease of $2.4 million, or 8.99%, from $26.9 million in 2011.  The decrease was a result of an overall decline in yields on average earning assets, a decline in the average earning asset volume and a change in the earning asset mix.  The overall yield on average earning assets decreased 29 basis points to 4.14% compared to 4.43% in 201l.  This decline was realized primarily in yields on loans and loans held for sale, with respective declines of 12 basis points and 51 basis points. In addition, the average outstanding balance of loans declined $35.0 million, or 7.54% in 2012 compared to 2011. Partially offsetting the decline in the average balance of loans, the average balance of federal funds sold and other short-term investments increased by $19.5 million, or 30.72% in 2012 compared to 2011. The decline in the average balance of higher yielding loans in 2013 was a result of loan payoffs, suppressed loan demand due to current economic conditions and competitive factors. The average balance for available-for-sale securities was materially unchanged at $66.8 million in 2012 compared to 2011. The yields on taxable available-for-sale securities continued to decline, to an average rate of 1.55% in 2012 from an average rate of 1.80% in 2011. As higher yielding securities matured or were called, the funds from the maturities were reinvested in a lower-yielding interest rate environment. However, we diversified its investment portfolio in 2012 with the purchase of non-taxable investment securities available for sale which earned an average FTE yield of 3.88%. Consequently, the average FTE yield for total investment securities available for sale was 1.73% in 2012, compared to 1.80% in 2011.

Interest expense for 2012 was $7.2 million, a decrease of $2.1 million, or 22.29%, from $9.3 million in 2011.  The decline in interest expense resulted from a decrease in the average rate paid on average interest-bearing deposits and a decrease in the average balance of time deposits.  The average rate paid on total average interest-bearing deposits decreased to 0.92% for the year ended December 31, 2012, compared to 1.41% in 2011, a decrease of 49 basis points.  As market rates declined, we lowered its rates on deposit accounts to match the current deposit rates in our market.  Further, as a result, we continued to have time deposit account balances from various previous time deposit promotions which, upon maturity, either redeemed and the funds were withdrawn or renewed at lower market rates.

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

AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(In thousands)
Assets
Federal funds sold and other short-term investments	$53,167	$135	0.25%	$83,186	$193	0.23%	$63,635	$151	0.24%
Available-for-sale securities – taxable	71,339	1,267	1.78	61,710	958	1.55	66,913	1,202	1.80
Available-for-sale securities –non- taxable	15,170	587	3.87	5,084	197	3.88
Mortgage loans held for sale	3,957	119	3.01	4,107	142	3.47	3,820	152	3.98
Loans, net of unearned discount and fees (1)	409,882	20,681	5.05	430,008	22,710	5.28	465,053	25,125	5.40
Federal Home Loan and Federal Reserve Bank Stock	6,556	239	3.64	6,473	241	3.71	6,377	225	3.53
Total earning assets	560,071	23,028	4.11	590,568	24,441	4.14	605,798	26,855	4.43
Cash and due from banks – non-interest bearing	17,244			17,366			33,724
Allowance for loan losses	(8,611)			(10,544)			(13,708)
Premises and equipment, net	15,580			15,742			16,048
Other assets	39,544			39,832			41,104
Total assets	$623,828			$652,965			$682,966

Liabilities and Stockholders’ Equity
Deposits-interest bearing:
Interest-bearing demand accounts	$121,214	$313	0.26%	$126,500	$700	0.55%	$133,531	$1,611	1.21%
Savings and money market deposits	108,062	275	0.25	96,176	291	0.30	82,462	346	0.42
Time deposits	123,457	1,661	1.35	156,739	2,487	1.59	188,906	3,755	1.99
Total interest-bearing deposits	352,733	2,249	0.64	379,415	3,478	0.92	404,899	5,712	1.41
Other interest-bearing liabilities	31,661	26	0.08	18,674	44	0.23	17,045	41	0.24
Long-term debt	96,218	3,196	3.32	100,213	3,670	3.66	99,537	3,502	3.52
Total interest-bearing liabilities	480,612	5,471	1.14	498,302	7,192	1.44	521,481	9,255	1.77
Non-interest bearing deposits	98,295			105,226			98,927
Other liabilities	11,571			9,779			8,151
Stockholders’ equity	38,150			39,657			54,407
Total liabilities and stockholders’ equity	$628,628			$652,965			$682,966
FTE net interest income/spread		$17,557	2.97%		$17,249	2.70%		$17,600	2.66%
FTE net interest margin			3.13%			2.92%			2.91%

(1)	Includes average balances and income from loans on non-accrual status.

Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes.  The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase or decrease related to changes in balances and changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in rate, reflecting changes in rate multiplied by the prior period volume; and

•	changes in volume, reflecting changes in volume multiplied by the current period rate.

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

	Year Ended December 31,
	(In thousands)
	2013 Compared to 2012			2012 Compared to 2011
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Federal funds sold and other short-term investments	$19	$(77)	$(58)	$(3)	$45	$42
Available-for-sale securities – taxable	138	171	309	(163)	(81)	(244)
Available-for-sale securities – nontaxable	-	390	390	-	197	197
Mortgage loans held for sale	(19)	(5)	(24)	(19)	10	(10)
Loans, net of unearned discount and fees	(1,014)	(1,015)	(2,029)	(564)	(1,851)	(2,415)
Federal Home Loan and Federal Reserve Bank Stock	(5)	4	(1)	11	4	16
Total interest income	(881)	(532)	(1,413)	(738)	(1,676)	(2,414)
Interest-bearing demand accounts	(373)	(14)	(387)	(873)	(38)	(911)
Savings and money market deposits	(46)	30	(16)	(97)	42	(55)
Time deposits	(378)	(448)	(826)	(754)	(514)	(1,268)
Other interest-bearing liabilities	(28)	10	(18)	(1)	4	3
Long-term debt	(342)	(132)	(474)	143	25	168
Total interest expense	(1,167)	(554)	(1,721)	(1,582)	(481)	(2,063)
Net interest income	$286	$22	$308	$845	$(1,196)	$(351)

Provision for Loan Losses

We make provisions for loan losses in amounts management deems necessary to maintain the allowance for loan losses at an appropriate level.  The allowance for loan losses is based upon the analysis of numerous factors, including general economic conditions, analysis of impaired and classified loans, general reserve factors, changes in loan mix, and current and historical charge-offs by loan type.  The historical charge off information currently utilized is based on a three year weighted average of net charge offs by loan type with greater weight given to more current data due to the assessed relevance.  Our credit administration function performs monthly analyses on the loan portfolio to assess and report on risk levels, delinquencies, internal ranking system and overall credit exposure.  Management and the Bank’s Board of Directors review the allowance for loan losses monthly, including assessment of the factors listed above.  Economic conditions monitored include, but are not limited to: Johnson County, KS and U.S. unemployment rates; trends in home sales;  consumer confidence; trends in U.S. Gross Domestic Product and leading economic indicators; foreclosure rates; commercial real estate vacancy rates; stock market performance; inflation; and interest rates. The allowance for loan losses represents our best estimate of probable losses that have been incurred as of the respective balance sheet dates.
Years ended December 31, 2013 and 2012.  Analysis of the credit quality of our loan portfolio and other factors used to determine the level of the Allowance for Loan Losses precipitated a provision for loan loss of $950,000 for 2013 compared to a provision for loan losses of $1.2 million in 2012.  During 2013, we experienced a decline in the balance of the total loan portfolio as well as a relatively high ratio of net recoveries to loans charged off during the year compared to recent periods.  We charged off loans totaling $1.6 million to the allowance for loan losses and received recoveries totaling $590,000 in 2013, compared to 2012, when we charged off loans totaling $6.1 million to the allowance for loan losses and received recoveries totaling $785,000.  The improvements in the credit quality of our loan portfolio, in addition to reduction in the amount of loan losses charged off to the allowance for loan losses, precipitated a reduction in the recorded loan loss provision in 2013 to $950,000 compared to a provision of $1.2 million during the previous year.  As a result of the improvement in our credit quality during 2013, we had recorded negative provisions for loan losses of $1.7 million during the year, however, near the end of January, 2014, we determined that the credit quality of a $5.0 million commercial loan relationship had deteriorated substantially in the previous period, which precipitated a downgrade to the loans and necessitated that we record a $2.65 million provision as of December 31, 2013.  The provision for loan losses recorded during the year ending December 31, 2012 was primarily related to declines in collateral values of commercial loans.  The allowance for loan losses as a percentage of loans was 2.17% at December 31, 2013, compared to 2.18% at December 31, 2012.  Management believes they have identified the significant classified and non-performing loans and will continue to exercise prudent efforts to pursue collection of these loans.  If real estate and general economic conditions are more adverse than management anticipates and losses increase, we could experience higher than anticipated loan losses in the future.

Years ended December 31, 2012 and 2011.  During the year ended December 31, 2012, we recorded a $1.2 million provision for loan losses compared to $3.3 million for the year ended December 31, 2011, a decrease of $2.1 million, or 63.64%.  In 2012, we experienced a reduction in non-performing loans by $6.5 million, or 57.29%.  During the year ending December 31, 2012, we charged off loans totaling $6.1 million to the allowance for loan losses and received recoveries totaling $785,000, compared to the previous year, when we charged off loans totaling $5.5 million to the allowance for loan losses and received recoveries totaling $672,000.  The provision for loan losses recorded in 2012 was primarily related to declines in collateral values of commercial and commercial real estate loans.  The allowance for loan losses as a percentage of loans was 2.18% at December 31, 2012, compared to 3.01% in 2011.

Non-interest Income

The following table describes the items of our non-interest income for the periods indicated:

NON-INTEREST INCOME

	Year Ended December 31,
	2013	2012	2011
(In thousands)
Loans held for sale fee income	$1,456	$2,447	$2,120
NSF charges and service fees	968	980	944
Other service charges	2,478	2,472	2,276
Realized gains on available-for-sale securities	127	-	-
Other income	3,443	1,535	984
Total non-interest income	$8,472	$7,434	$6,324

Years ended December 31, 2013 and 2012.  Non-interest income increased 13.96% to $8.5 million in 2013 compared to $7.4 million in 2012.  The increase in non-interest income resulted from our realization of approximately $1.0 million of income upon payment of the deferred interest due for BVBC Capital Trust III due to a change in assumptions in the calculation for interest due on the securities and an increase of $770,000 in gains realized on the sale of foreclosed assets held for sale, included in other income, and $127,000 of gains realized from the sale of available for sale investment securities, which were offset by a decline of approximately $990,000, or 41.50%, in loans held for sale fee income.  Fluctuations in mortgage interest rates during 2013 resulted in a decline in mortgage refinance volume across our industry, which negatively impacted our mortgage operations and resulted in a decline in our loans held for sale fee income in 2013.  Sustainability of the level of loans held for sale fee income is primarily dependent upon economic factors, the interest rate environment and the efficiency and functionality of the secondary market, and secondarily dependent on our ability to adapt to regulatory changes, introduction of new products into the market and alternative delivery channels.  NSF charges and service fees income and other service charges income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, were not materially changed during the year ended December 31, 2013 compared to the prior year period.  Future growth of NSF charges and service fee income and other service charge income is primarily dependent on new product development and growth in our customer base and is also subject to the impact of regulatory changes.  Securities were sold at a gain during 2013 to better position the available-for-sale securities portfolio in consideration of the current interest rate environment.  No securities were sold in 2012.

Years ended December 31, 2012 and 2011.  Non-interest income increased $1.1 million from the prior year to $7.4 million for 2012 compared with $6.3 million for 2011, an increase of 17.55%.  Loans held for sale fee income increased $327,000, or 15.42%, in 2012 compared to 2011.  The volume of closed residential mortgage loans held for sale increased in 2012 to $83.5 million, from $66.0 million in 2011 as a result of the a favorable interest rate environment and stabilizing to slightly improving economic factors.  NSF charges and service fees were materially unchanged in 2012 compared to 2011.  Other service charge income, which includes income from trust services, investment brokerage, merchant bankcard processing and debit card processing, increased by $196,000, or 8.61% in 2012 compared to 2011.  This increase was primarily a result of increased debit & ATM card fee income, due to increased usage, and investment service fee income.  Other income increased $551,000, or 56.00%, primarily due to mark to market adjustments on commitments to sell loans and an increase in rental income on foreclosed assets held for sale.  The net change in fair value of mortgage loan-related commitments for 2012 was $76,000 compared to a loss of $257,000 in 2011, an increase of $333,000.  The fair value on these commitments fluctuates based on the market rates for mortgage loans.  Rental income on foreclosed assets held for sale increased $131,000 in 2012 compared to 2011 as a result of the transfer of a loan, secured by a leased property, to foreclosed assets held for sale in 2012.

Non-interest Expense

The following table describes the items of our non-interest expense for the periods indicated.

NON-INTEREST EXPENSE

	Year Ended December 31,
	2013	2012	2011
(In thousands)
Salaries and employee benefits	$11,079	$10,587	$10,955
Net occupancy expense	2,620	2,568	2,599
Foreclosed asset expense	3,612	2,647	5,219
Other operating expense	6,855	7,506	7,851
Total non-interest expenses	$24,166	$23,308	$26,624

Years ended December 31, 2013 and 2012.  Non-interest expense increased 3.68% to $24.2 million in 2013 from $23.3 million in 2012.  The increase in non-interest expense was primarily attributed to increases of $965,000 or 36.46%, in foreclosed assets expense, $492,000, or 4.65%, in salaries and employee benefits expenses due to merit increases and personnel changes, partially offset by a decrease of $651,000 in other operating expense.  We recorded a provision for losses on foreclosed assets held for sale of $2.1 million in 2013, compared to a provision of $866,000 in 2012.  This increase is principally the result of the write-down of the recorded value of a single unique foreclosed asset held for sale.  Other expenses related to foreclosed assets held for sale, including insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale, declined $258,000, or

16.05% in 2013. The decline in other operating expense in 2013 was primarily the result of a decline in FDIC premiums and regulatory fees expense, which have primarily resulted from improvements in our asset quality, as well as a decline in professional fees resulting from our decision to discontinue filing reports with the Securities and Exchange Commission as well as improvements in asset quality.

Years ended December 31, 2012 and 2011.  Non-interest expense decreased $3.3 million, or 12.45% to $23.3 million during 2012, compared to $26.6 million in the prior year.  The decrease in non-interest expense was attributable to a reduction in foreclosed assets expense by $2.6 million, or 49.28%, compared to 2011.  We recorded a provision for losses on foreclosed assets held for sale of $867,000 in 2012, compared to a provision of $3.2 million in 2011, a reduction of $2.3 million or 72.55% in 2012.  Other expenses related to foreclosed assets held for sale, including insurance, appraisals, utilities, real estate property taxes, legal, repairs and maintenance, and associated loss on sale, declined $280,000, or 13.59% in 2012.  We continue to actively maintain, manage and market these foreclosed properties with the intent to prudently facilitate their sale.

Other factors contributing to the change in non-interest expense in 2012 included a decrease in salaries and employee benefits of $368,000, or 3.36%, resulting from the reduction in the number of employees and reduction in compensation expense related to the vesting of restricted shares.  Other operating expenses declined $345,000, or 4.39%, compared to the prior year, due to a reduction in FDIC premiums and regulatory fees.  FDIC premiums and regulatory fees decreased resulted primarily from improvements in our asset quality as well as a decline in the Bank’s assessment base.

Income Taxes

Years ended December 31, 2013, 2012 and 2011.  We recognized an income tax provision of $200,000 and $50,000 for the years ending December 31, 2013 and 2012, respectively, and income tax benefit of $2.8 million during 2011. The provision (benefit) in each year reflects our net income (loss).  Our consolidated effective income tax rates, before consideration of the valuation allowance, of 27%, 43% and 46% for the three years ended December 31, 2013, respectively, vary from the statutory rate principally due to the effects of state income taxes and non-taxable income and non-deductible expenses.  Due to our losses recorded over the four years ending December 31, 2011 and information available relating to our ability to recognize the deferred tax asset in future near term periods, we assessed the deferred tax asset during that year and recognized a $12.6 million valuation allowance on the deferred tax asset.  We recognized a small portion of this valuation allowance, $500,000 and $200,000, in 2013 and 2012, respectively, as a result of our positive earnings.  As we continue to recognize profits in the future, we may be able to recognize additional portions of this allowance in future years.

Financial Condition

Our total assets at December 31, 2013 were $609.1 million, a decrease of $47.9 million or 7.29% from $657.0 million at December 31, 2012.  Total deposits at December 31, 2013 were $448.4 million, a decrease of $36.1 million or 7.45% from $484.5 million at December 31, 2012.  Stockholders’ equity increased $2.4 million, or 6.06%, to $42.2 million at December 31, 2013 compared to $39.8 million at December 31, 2012.  We held a common stock Rights Offering (“Offering”), and had raised net proceeds of approximately $6.3 million with the December 23, 2013 initial close of the Offering, with a subsequent final closing on January 15, 2014.  The purpose of the initial close of the Offering provided funding to bring all previously accrued and unpaid dividends and interest on our Subordinated Debentures, and avoid a default on those Subordinated Debentures at December 31, 2013.  The increase to stockholders’ equity from the Offering was partially offset by a loss in accumulated other comprehensive income of $4.2 million, resulting from the impact of changes in market interest rates on the unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes.

Investment securities.  The primary objectives of our investment portfolio are to secure the safety of principal, to provide adequate liquidity and to provide securities for use in pledging for public funds or repurchase agreements.  Income is a secondary consideration.  As a result, we generally do not invest in corporate debt, sub-prime mortgages and other higher yielding investments.  As of December 31, 2013, the securities in our investment portfolio were classified as available-for-sale in order to provide management the greatest amount of flexibility in managing the overall interest rate risk of the portfolio as market conditions change over time and to provide us with an additional source of liquidity when necessary as pledging requirements permit.

Total investment securities at December 31, 2013 were $100.7 million, an increase of $22.8 million or 29.30% from $77.8 million at December 31, 2012.  The increases to the investment portfolio during 2013 and 2012 occurred as we deployed excess liquidity and diversified our investment portfolio.  The Company sold approximately $5.5 million of available for sale investment securities, and realized a net-gain of $127,000 in 2013, to better position the available-for-sale investment securities portfolio in consideration of the current interest rate environment.  No securities were sold in 2012.  We had $29.9 million and $91.0 million in available-for-sale securities called or mature during the years ended December 31, 2013 and 2012, respectively, and we invested $66.0 million and $107.2 million into purchases of available for sale securities during the respective periods.

The following table presents the composition of our available-for-sale investment portfolio by major category at the dates indicated.

INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	At December 31,
	2013	2012	2011
(In thousands)
U.S. government sponsored agency securities	$68,313	$63,148	$61,171
State and political subdivision securities	19,764	14,074
U.S. government sponsored agency mortgage- backed securities	7,183	–	–
U.S. small business administration loan pool certificates	4,810	–	–
Equity and other securities	587	623	619
Total	$100,657	$77,845	$61,790

The following table sets forth the maturities, carrying value, and average yields for securities in our investment portfolio at December 31, 2013.  Yields are presented on a tax equivalent basis.  Expected maturities could differ from contractual maturities due to unscheduled repayments.

MATURITY OF INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

	One Year or Less			One to Five Years			Five to Ten Years		More Than Ten Years		Total Investment Securities
	Carrying Value	Average Yield		Carrying Value	Average Yield		Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
(In thousands)
Available-For-Sale
U.S. government sponsored agency securities	$–		%	$–		%	$9,839	2.03%	$58,474	1.89%	$68,313	1.59%
State and political subdivision securities	–			–			386	2.22	19,378	3.52	19,764	3.33
U.S government sponsored agencies mortgage-backed securities with no defined maturity	–			–			–		–		7,183	1.92
U.S. small business loan pool certificates with no defined maturity	–			–			–		–		4,810	2.27
Equity and other securities with no defined maturity	–			–			–		–		587	2.04
Total available-for-sale	$–		%	$–		%	$10,225	2.04%	$77,852	2.30%	$100,657	2.07%

Loans Held for Sale.  Mortgage loans held for sale at December 31, 2013 were $1.4 million, a $6.2 million, or 81.13%, decrease from $7.6 million at December 31, 2012.  Total mortgage loans held for sale at December 31, 2012 increased $1.9 million, or 34.03%, compared to $5.7 million at December 31, 2011.  We have elected to carry loans held for sale at fair value.  The decline in both the recorded balance as of December 31, 2013 as well as in the volume of residential mortgage loans held for sale originated during the year ended December 31, 2013 compared to the comparable prior year period were the result of fluctuations in mortgage interest rates during 2013 and the resultant decline in mortgage refinance volume across our industry, which negatively impacted our mortgage operations in 2013.  Our principal funding source for mortgage loans held for sale are our core deposits.  Core deposits are demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $250,000 (excluding brokered deposits).

Loans.  Our loan portfolio is a key source of income, and since our inception, has been a principal component of our revenue.  Our loan portfolio reflects an emphasis on commercial, commercial real estate, construction, home equity and residential real estate lending.  We also offer a variety of consumer loans and infrequently engage in lease financing.  We emphasize commercial lending to professionals, businesses and their owners.  Commercial loans and loans secured by commercial real estate accounted for 63.97%, 62.24% and 64.83% of our total loans at December 31, 2013, 2012 and 2011, respectively.

Total loans were $414.8 million at December 31, 2013, a decrease of $876,000, or 0.21% from $415.7 million at December 31, 2012.  During 2013, we were able to stabilize the previous declining trend in loans as a result of our increased origination volume due to our business development efforts and a more stable/improving economic conditions as well as a reduction in the foreclosure and transfer to foreclosed property held for sale.  Approximately $4.4 million of loans were transferred to foreclosed property during the year ended December 31, 2013 compared to $10.5 million in 2012.

The loan to deposit ratio increased to 92.51% as of December 31, 2013 compared to 85.80% at December 31, 2012 and 89.48% at December 31, 2011.

The following table sets forth the composition of the Company’s loan portfolio by loan type as of the dates indicated.  The amounts in the following table are shown net of discounts and other deductions.

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$120,283	29.00%	$115,520	27.79%	$130,398	29.71%	$144,181	29.28%	$142,528	25.72%
Commercial real estate	145,045	34.97	143,198	34.45	154,109	35.12	169,253	34.37	167,581	30.24
Construction	44,806	10.80	46,515	11.19	48,438	11.04	64,641	13.13	113,077	20.41
Home equity	43,169	10.41	49,529	11.92	59,750	13.61	64,289	13.05	66,586	12.02
Residential real estate	44,771	10.79	43,584	10.49	37,882	8.63	36,903	7.49	45,014	8.12
Lease financing	7,836	1.89	10,054	2.42	2,268	0.52	5,530	1.12	11,259	2.03
Consumer	8,885	2.14	7,271	1.74	5,998	1.37	7,657	1.56	8,066	1.46
Total loans and leases	414,795	100.00%	415,671	100.00%	438,843	100.00%	492,454	100.00%	554,111	100.00%

Less allowance for loan losses	8,992		9,057		13,189		14,731		20,000

Loans, net	$405,803		$406,614		$425,654		$477,723		$534,111

Collateral and Concentration. Management monitors concentrations of loans to individuals or businesses involved in a single industry over 25% of Tier 1 Capital and concentrations in excess of 10% of total loans.  At December 31, 2013, 2012 and 2011, substantially all of our loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by the Small Business Administration.  Loans to individuals and businesses in the construction industry totaled $44.8 million, or 10.80%, of total loans, as of December 31, 2013.  Of the $44.8 million, approximately $29.6 million were for new single and multi-family housing construction and $15.4 million were for land subdivisions.  The builder and developer loan portfolio has been a consistent component of our loan portfolio over our history.  However, new loan origination volume in this industry has slowed as a result of the decline in the real estate and construction industry. The Bank’s lending limit under federal law to any one borrower was $19.0 million at December 31, 2013. The Bank’s largest single borrower, net of participations, at December 31, 2013 had outstanding loans of $14.0 million.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2013, excluding the allowance for loan and valuation losses.  Additionally, the table presents the dollar amount of all loans due more than one year after December 31, 2013 which have predetermined interest rates (fixed) or adjustable interest rates (variable).  Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES

	As of December 31, 2013
					More than One Year
	Less than one year	One to five years	Over five years	Total	Fixed	Variable
(In thousands)
Commercial	$57,501	$47,012	$15,770	$120,283	$31,679	$31,103
Commercial Real Estate	34,680	81,226	29,139	145,045	82,475	27,890
Construction	31,389	13,417	__	44,806	1,470	11,947

Non-accrual loans included in the more than one year category for fixed rate loans were $1.6 million and for variable rate loans were $16,000.

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

The following table sets forth our non-performing assets as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
(In thousands)
Commercial and all other loans:
Past due 90 days or more	$-	$-	$-	$-	$-
Non-accrual	5,194	1,131	2,029	2,896	1,327
Commercial real estate loans:
Past due 90 days or more	-	-	-	-	-
Non-accrual	-	1,537	1,340	10,088	13,267
Construction loans:
Past due 90 days or more	-	-	-	-	-
Non-accrual	660	910	3,058	10,417	11,205
Home equity loans:
Past due 90 days or more	-	-	-	-	-
Non-accrual	232	175	2,676	1,211	344
Residential real estate loans:
Past due 90 days or more	-	-	-	-	-
Non-accrual	1,020	1,084	2,204	5,553	8,404
Lease financing:
Past due 90 days or more	-	-	-	-	-
Non-accrual	-	-	18	140	335
Consumer loans:
Past due 90 days or more	-	-	-	-	-
Non-accrual	-	-	-	52	6
Debt securities and other assets (excluding other real estate owned and other repossessed assets):
Past due 90 days or more	-	-	-	-	-
Non-accrual	-	-	-	-	-
Total non-performing loans	7,106	4,837	11,325	30,357	34,888
Foreclosed assets held for sale	25,801	31,936	29,246	20,144	19,434
Total non-performing assets	$32,907	$36,773	$40,571	$50,501	$54,322

Total non-performing loans to total loans	1.71%	1.16%	2.58%	6.16%	6.30%
Total non-performing loans to total assets	1.16	0.74	1.73	4.20	4.51
Allowance for loan losses to non-performing loans	89.26	187.22	116.46	48.53	57.33
Non-performing assets to loans and foreclosed assets held for sale	7.47	8.22	8.67	9.85	9.47

NON-PERFORMING ASSETS
Non-performing assets.  Non-performing assets declined to $32.9 million at December 31, 2013 from $36.8 million at December 31, 2012, a reduction of $3.9 million, or 10.51%.  Non-performing assets at December 31, 2012 declined $3.8 million, or 9.36% from $40.6 million at December 31, 2011.  Non-performing loans increased by $2.3 million, or 46.91% to $7.1 million as of December 31, 2013, compared to $4.8 million at December 31, 2012.  Non-performing loans as of December 31, 2012 declined $6.5 million, or 57.29% from $11.3 million at December 31, 2011.  The balance of non-performing loans as of December 31, 2013 was significantly impacted by our determination, near the end of January, 2014, that the credit quality of a $5.0 million commercial loan relationship had deteriorated substantially in the previous period, which precipitated a downgrade to the loans in the relationship to nonaccrual status.  Prior to the recognition of the downgrade to this commercial loan relationship, we had experienced significant declines to non-performing loans which were attributable to loan pay-offs and pay-downs, upgrades, charge-offs and foreclosures.  Future weakening in real estate and general economic conditions could cause us to experience an increase in non-performing loans and foreclosed assets held for sale.  We closely monitor non-performing credit relationships and our philosophy has been to value non-performing loans at their estimated collectible value and prudently manage these situations.  Foreclosed assets held for sale were $25.8 million at December 31, 2013 compared to $31.9 million as of December 31, 2012 and $29.2 million at December 31, 2011.  During the years ending December 31, 2013 and December 31, 2012, we sold $6.0 million and $5.9 million in foreclosed assets, respectively, and transferred $4.4 million and $10.5 million in loans to foreclosed assets, respectively.  We are actively marketing these properties and working to reduce the balance of foreclosed assets held for sale.

As illustrated in the table above, during the most recent five years ending December 31, 2013, our ratio of non-performing loans to total loans has declined from its highest year-end point during that period, 6.30% as of December 31, 2009 to 1.71% as of December 31, 2013, primarily due to our focus on improving credit quality.  As of December 31, 2013 and December 31, 2012, our ratio of allowance for loan losses to non-performing loans was 89.26%, compared to 187.23% at December 31, 2012.  We continue to aggressively manage defaults in the loan portfolio.  Management intends to continue to vigorously pursue collection of all charged-off loans.

The following table sets forth the amount of gross interest income that would have been recorded had the non-accrual loans in the Non-Performing Asset table on page 42 been current and accruing during the period and the amount of interest income on the non-performing loans included in net income for the year ended December 31, 2013.

Year Ended December 31, 2013
(In thousands)
Gross interest income (since date of non-accrual) if the loans had been current and accruing interest	$396
Interest income reversed at time loans placed on non-accrual	32
Cash interest received during the period	72

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

Impaired loans totaled $10.9 million at December 31, 2013, $20.2 million at December 31, 2012, and $31.2 million at December 31, 2011, with related allowances for loan losses of $3.8 million, $3.1 million, and $6.6 million, respectively.

Included in certain loan categories in the impaired loans are loans designated as troubled debt restructurings and classified as impaired.  At December 31, 2013, the Company had $271,000 of commercial loans, $423,000 of commercial real estate loans, $3.0 million of construction loans and $154,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired.

Total interest income of $534,000, $1.0 million and $1.2 million was recognized on average impaired loans of $14.1 million, $26.4 million and $39.4 million for 2013, 2012 and 2011, respectively.  Included in this total is cash basis interest income of $72,000, $199,000 and $270,000 recognized on non-accrual impaired loans during 2013, 2012 and 2011, respectively.

Allowance For Loan Losses.  The adequacy of the allowance is analyzed monthly based on internal loan reviews and quality measurements of our loan portfolio.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged-off, net of recoveries.  The Bank computes its allowance by assigning specific reserves to impaired loans, and then applies general reserves, based on loss factors, to the remainder of the loan portfolio.  The loss factors are determined based on such items as management's evaluation of risk in the portfolio, current and projected local and national economic conditions, loan growth, loan trends and classifications and historical loss experience.  Specific allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of the loan collateral.

The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated.

SUMMARY OF LOAN LOSS EXPERIENCE
AND RELATED INFORMATION

	As of and for the
	Year Ended December 31,
	2013	2012	2011	2010	2009
(In thousands)
Balance at beginning of period	$9,057	$13,189	$14,731	$20,000	$12,368

Loans charged-off:
Commercial loans	141	2,030	582	1,364	4,713
Commercial real estate loans	672	2,239	1,218	2,985	374
Construction loans	250	882	2,352	3,662	7,716
Home equity loans		417	725	387	653
Residential real estate loans	523	540	637	660	1,480
Lease financing	-	9	-	43	109
Consumer loans	18	-	-	7	58
Total loans charged-off	1,604	6,117	5,514	9,108	15,103
Recoveries:
Commercial loans	319	179	282	390	259
Commercial real estate loans	27	20	91	171	123
Construction loans	171	481	60	123	592
Home equity loans	30	58	48	17	31
Residential real estate loans	40	43	157	11	72
Lease financing			25	14	21
Consumer loans	2	4	9	18	2
Total recoveries	589	785	672	744	1,100
Net loans charged-off	1,014	5,332	4,842	8,364	14,003
Allowance of acquired company	-	-	-	-	-
Provision for loan losses	950	1,200	3,300	3,095	21,635

Balance at end of period	$8,992	$9,057	$13,189	$14,731	$20,000

Loans outstanding:
Average	$406,112	$430,008	$465,053	$518,010	$608,080
End of period	414,795	415,617	438,843	492,454	554,111
Ratio of allowance for loan losses to loans outstanding:
Average	2.21%	2.11%	2.84%	2.84%	3.29%
End of period	2.17	2.18	3.01	2.99	3.61
Ratio of net charge-offs to:
Average loans	0.25	1.24	1.04	1.61	2.30
End of period loans	0.24	1.28	1.10	1.70	2.53

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2013		2012		2011		2010		2009

	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
(In thousands)
Commercial	$4,556	50.66%	$2,097	23.15%	$2,987	22.65%	$3,339	22.67%	$3,630	18.15%
Commercial real estate	1,870	20.79	3,582	39.55	3,772	28.60	3,974	26.98	7,253	36.27
Construction	1,426	15.86	1,543	17.04	2,721	20.63	4,579	31.08	5,929	29.65
Home equity	484	5.39	634	7.00	1,338	10.14	1,262	8.57	1,061	5.31
Residential real estate	618	6.88	1,138	12.56	2,312	17.53	1,488	10.10	1,737	8.69
Lease financing	20	0.22	46	0.51	30	0.23	38	0.26	238	1.19
Consumer	18	0.20	17	0.19	29	0.22	51	0.35	152	0.76
Total	$8,992	100.00%	$9,057	100.00%	$13,189	100.00%	$14,731	100.00%	$20,000	100.00%

Deposits.  Deposits are the primary funding source for the Company.  Deposits declined by $36.1 million, or 7.45%, to $448.4 million during the year ended December 31, 2013, compared to $484.5 million as of December 31, 2012.  The decline in deposits was primarily caused by a decline in time deposits of $21.1 million, or 15.59% and a decrease in demand deposits of $12.7 million, or 11.20%.  The decline in demand deposits was attributed to the December 31, 2012 expiration of FDIC Transaction Account Guarantee (“TAG”) program.  Since 2008, the TAG program has provided unlimited deposit insurance on non-interest bearing transaction accounts for participating institutions.  The Bank was a TAG participant.  In contemplation of the December 31, 2012 expiration of the TAG program, we proactively engaged our large demand deposit customers to assist them in determining prudent alternate deposit / investment products.  Consequently, we were able to substantially offset the reduction in demand deposit balances caused by the expiration of the TAG program with customer reallocation of funds into the Bank’s Certificate of Deposit Account Registry Service (“CDARS”) and Promontory Interfinancial Network Insured Cash Sweep (“ICS”) programs as well as the Bank’s securities sold under agreement to repurchase (“repo”) accounts, included in other interest-bearing liabilities.  For the year ended December 31, 2013 customer placed in the CDARS and ICS deposit programs increased by approximately $5.4 million and repo balances increased by $10.7 million.  The decline in time deposits was primarily attributable to the decline in market interest rates.  As market rates have declined, we have continued to lower our rates on time deposit accounts to match the current time deposit rates in our market.  As a result of lower time deposit rates, as time deposits have matured some accounts have not renewed; rather, have redeemed and the funds were withdrawn.

The Bank introduced its Performance and Ultimate Checking products in 2007 and 2011, respectively.  The Performance and Ultimate Checking products continue to be attractive to our market as these products pay a higher rate of interest to the customer as long as the customer meets certain signature based debit card transactional requirements and at least one ACH or direct deposit within each statement qualification cycle.  The Bank realizes non-interest income from the signature based debit card transactions, when netted against the cost of the rate paid to the customer, results in a very attractive cost of funds for the Bank.  The Performance and Ultimate Checking products have enabled us to focus more on transaction based deposits that develop stronger customer relationships with the Bank versus time deposits that are principally rate driven.  We believe this will yield a lower cost funding base over time and positively impact the value of our franchise.  We have traditionally offered market-competitive rates on our deposit products and believe they provide us with a more attractive source of funds than other alternative sources such as Federal Home Loan Bank borrowings, due to our ability to cross-sell additional services to these account holders.  In addition, we continue to analyze alternative strategies to grow our deposits including opening additional banking centers in markets management considers underserved, offering new products, and obtaining brokered deposits as allowed by our Funds Management policy and as deemed prudent by management and our Board of Directors.

The following table sets forth the balances for each major category of our deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

DEPOSITS

	Year Ended December 31,
	2013			2012			2011

		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		Of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
(In thousands)
Demand	$100,965	22.52%	––%	$113,698	23.47%	––%	$100,842	20.56%	––%
Savings	17,229	3.84	0.10	16,243	3.35	0.11	13,814	2.82	0.19
Interest-bearing demand	126,802	28.28	0.26	127,597	26.34	0.55	133,702	27.26	1.21
Money Market	89,304	19.92	0.28	91,792	18.95	0.34	75,468	15.39	0.46
Time Deposits	114,068	25.44	1.36	135,136	27.89	1.59	166,587	33.97	1.99
Total deposits	$448,368	100.00%		$484,466	100.00%		$490,413	100.00%

The following table sets forth the amount of our time deposits that are $100,000 and greater by time remaining until maturity as of December 31, 2013:

AMOUNTS AND MATURITIES OF
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31, 2013
	Amount	Weighted Average Rate
(In thousands)
Three months or less	$15,659	0.25%
Over three months through six months	5,462	0.84
Over six months through twelve months	16,062	1.01
Over twelve months	27,578	2.26
Total	$64,761	1.34%

Liquidity and Capital Resources

Liquidity.  Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of marketable assets, such as residential mortgage loans or a portfolio of SBA loans.  Other sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory.  Liquidity is also achieved through growth of core deposits, liquid assets and accessibility to the money and capital markets.  The funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization.  Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and time deposits less than $250,000 (excluding brokered deposits), were 90.17% of our total deposits at December 31, 2013 and 91.57% of total deposits at December 31, 2012.

The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Promontory Interfinancial Network Insured Cash Sweep (“ICS”) service which effectively provides depositors with Federal Deposit Insurance Corporation (FDIC) insurance on amounts in excess of FDIC insurance standard coverage limits, which is currently $250,000 per insured capacity, on certificates of deposit through CDARS, and demand and money market deposit accounts through ICS.  CDARS and ICS allow the Bank to break large deposits into smaller amounts and place them in a network of other CDARS and ICS banks to reach full FDIC insurance coverage on the entire deposit account balance.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS and ICS programs are Bank customer relationships that management views as core deposits.  If CDARS deposits under $250,000 placed in the CDARS program are added back, our core deposit ratio would have been 94.17% at December 31, 2013 and 95.10% at December 31, 2012.  Generally, our funding strategy is to fund loan growth with core deposits and utilize alternative sources of funds such as advances/borrowings from the FHLBank of Topeka (“FHLB”), as well as the brokered CD market to provide for additional liquidity needs, as necessary, and take advantage of opportunities for lower costs.

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board.  The Federal Home Loan Banks provide a central credit facility for member institutions.  The Bank, as a member of the FHLBank of Topeka, is required to acquire and hold shares of capital stock in the FHLBank of Topeka in an amount of 0.2% of our total assets as of December 31 of the preceding calendar year to meet the asset based stock requirement and 5.00% of our total outstanding FHLB advances to meet the activity-based stock requirement.  The Bank is currently in compliance with this requirement, with a $4.3 million investment in stock of the FHLBank of Topeka as of December 31, 2013.  The Bank had $62.5 million and $82.5 million in outstanding long-term advances from the FHLBank of Topeka at December 31, 2013 and 2012.  If needed, FHLB borrowings are also used to fund originations of mortgage loans held for sale.  Advance availability with the FHLB fluctuates depending on levels of available collateral and is determined daily with regards to mortgage loans held for sale and quarterly with regards to overall availability.  Advances are made subject to the discretion of the FHLBank of Topeka.  At December 31, 2013, approximately $23.3 million was available but unused as the Bank was operating with cash and cash equivalents of approximately $40.5 million.

We use other forms of short-term debt for cash management and liquidity management purposes on a limited basis. These forms of borrowings include federal funds purchased and revolving lines of credit.  The Bank has a line of credit with the Federal Reserve Bank of Kansas City.  The availability on the line of credit fluctuates depending on the level of available collateral, which includes commercial and commercial real estate loans.  Availability on the line of credit at December 31, 2013 was $37.2 million.  Advances are made subject to the discretion of the Federal Reserve Bank of Kansas City.

We also use the brokered deposit market as a source of liquidity.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS and ICS programs are Bank customer relationships that management views as core deposits.  As of December 31, 2013, the Bank had approximately $32.6 million in brokered deposits of which $22.5 million were customer funds placed in the CDARS and/or ICS Demand programs, compared to $27.2 million in brokered deposits of which $17.1 million were customer funds placed in the CDARS program at December 31, 2012.  The increase in brokered deposits during 2013 was primarily the result of the new ICS Demand accounts of $4.5 million.  As discussed previously, the December 31, 2012 expiration of the TAG program caused a reduction in demand deposit balances, which precipitated customer reallocation of funds placed into the CDARS and/or ICS Demand programs.

As a result of the Memorandum of Understanding (“MOU”) entered into effective January 11, 2013 with the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas, approval is currently required prior to the payment of any dividends.  The Company relies on dividends from the Bank to assist in making debt service and dividend payments.  Under the governing documents of our Subordinated Debentures issued by BVBC Capital Trust II and III, the quarterly payments since April 24, 2009 for BVBC Capital Trust II and since March 31, 2009 for BVBC Capital Trust III had been deferred through December 30, 2013.  We had received regulatory approval and utilized the proceeds from the December 23, 2013 initial close of our Offering to bring current all previously accrued and unpaid dividends and interest on our Subordinated Debentures issued by BVBC Capital Trust II and III prior to December 31, 2013.  Subsequent to December 31, 2013, we received approval for the Bank to pay dividends to the Company to pay amounts needed to pay quarterly dividends due in March and April, 2014 for our Subordinated Debentures.

In addition, at the request of the Federal Reserve Bank of Kansas City, we have deferred the quarterly dividend payment on the Fixed Rate Cumulative Preferred Stock since May 15, 2009.  The Fixed Rate Cumulative Preferred Stock carries a 5% per year cumulative preferred dividend rate, payable quarterly.  The dividend rate increases to 9% beginning with the May 15, 2014 quarterly payment, which will cause our quarterly dividend to increase from $271,875 to $493,375.  Dividends compound if they accrue and are not paid.  Failure by us to pay the preferred share dividend is not an event of default and we have accrued for all deferred dividends and compounded interest through December 31, 2013.  As of December 31, 2013 and December 31, 2012, we had accrued $5.8 million and $4.5 million, respectively, for dividends and interest on the Fixed Rate Cumulative Preferred Stock.

The following table sets forth a summary of our short-term debt during and as of the end of each period indicated.

SHORT-TERM DEBT

	Amount outstanding at period end	Average amount outstanding during the period (1)	Maximum Outstanding At any Month end	Weighted Average interest rate during the period	Weighted Average interest rate at period end
(In thousands)
At or for the year ended December 31, 2013:
Federal Home Loan Bank borrowings	$–	$3	$–	0.19%	–%
Federal Funds purchased	–	3	–	0.56	–
Federal Reserve Bank line of credit	–	–	–	–	–
Repurchase agreements and other interest bearing liabilities	32,335	34,021	40,944	0.08	0.08
Total	$32,335	$34,027		0.08	0.08
At or for the year ended December 31, 2012:
Federal Home Loan Bank borrowings	$–	$3	$–	0.23%	–%
Federal Funds purchased	–	3	–	1.05	–
Federal Reserve Bank line of credit	–	–	–	–	–
Repurchase agreements and other interest bearing liabilities	21,668	18,669	22,071	0.23	0.23
Total	$21,668	$18,675		0.23	0.23
At or for the year ended December 31, 2011:
Federal Home Loan Bank borrowings	$–	$2	$–	0.24%	–%
Federal Funds purchased	–	2	–	1.14	–
Federal Reserve Bank line of credit	–	–	–	–	–
Repurchase agreements and other interest bearing liabilities	15,372	17,041	20,111	0.24	0.24
Total	$15,372	$17,045		0.24	0.24

(1)	Calculations are based on daily averages where available and monthly averages otherwise.

Capital Resources.  At December 31, 2013, our total stockholders’ equity was $42.2 million, and our equity to asset ratio was 6.93%.  At December 31, 2012, our total stockholders’ equity was $39.8 million, and our equity to asset ratio was 6.06%.

For regulatory capital measurement purposes, our risk-based capital has three primary components.  The first is common equity of our common stockholders, the second is composed of the balance our Subordinated Debentures issued by BVBC Capital Trust II and III and the third is preferred equity of our Fixed Rate Cumulative Preferred Stock.  The Federal Reserve Board’s risk-based guidelines establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit.  These guidelines place a strong emphasis on tangible stockholder’s equity as the core element of the capital base, with appropriate recognition of other components of capital.  At December 31, 2013, our Tier 1 capital ratio was 10.07%, while our total risk-based capital ratio was 13.90%, both of which exceed the capital minimums established in the risk-based capital requirements.

Our risk-based capital ratios at December 31, 2013, 2012 and 2011 are presented below.

RISK-BASED CAPITAL

	December 31,
	2013	2012	2011
(In thousands)
Tier 1 capital
Stockholders’ equity	$42,228	$39,815	$40,455
Intangible assets	(36)	(179)	(321)
Unrealized (appreciation) depreciation on available-for-sale securities and derivative instruments	4,131	(43)	(123)
Disallowed deferred tax asset	–	–	–
Trust preferred securities (1)	15,453	13,257	13,444
Total Tier 1 capital	61,776	52,850	53,455

Tier 2 capital
Qualifying allowance for loan losses	6,479	6,898	6,897
Trust preferred securities (1)	3,547	5,743	5,556
Qualifying unrealized gains on available-for-sale equity securities	–	9	9
Total Tier 2 capital	10,026	12,590	12,462
Total risk-based capital	$71,802	$65,440	$65,917

Risk weighted assets	$516,506	$544,847	545,494

Ratios at end of period
Total capital to risk-weighted assets ratio	13.90%	12.01%	12.08%
Tier 1 capital to risk-weighted assets ratio	11.96%	9.70%	9.80%
Tier 1 capital to average assets ratio (leverage ratio)	10.07%	8.10%	8.04%

Minimum guidelines
Total capital to risk-weighted assets ratio	8.00%	8.00%	8.00%
Tier 1 capital to risk-weighted assets ratio	4.00%	4.00%	4.00%
Tier 1 capital to average assets ratio (leverage ratio)	4.00%	4.00%	4.00%

(1)
Federal Reserve guidelines for calculation of Tier 1 capital limits the amount of cumulative trust preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital (Tier 1 capital before reduction of intangibles). Only $15.4 million, $13.3 million and $13.4 million of the trust preferred securities balance of $19.0 million has been included in Tier 1 capital as of December 31, 2013, 2012 and 2011, respectively.

On December 5, 2008, we issued and sold to the United States Department of Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of our common stock for $29.37 per share, for a total cash price of $21.75 million.  The Transaction occurred pursuant to the Treasury’s CPP which was designed to attract broad participation by institutions, to stabilize the financial system and to increase lending for the benefit of the U.S. economy.  Participation in the CPP subjected us to certain restrictions, including limits on our ability to pay dividends and repurchase our capital stock, limitations on executive compensation, and increased oversight by the Treasury, regulators and Congress. On October 21, 2013, the Fixed Rate Cumulative Preferred Stock was auctioned by the Treasury for $21.26 million.  As a result, the Fixed Rate Cumulative Preferred Stock is now held by third party investors unaffiliated with the U.S. government and except for certain certification and disclosure requirements we are no longer subject to the rules and regulations that were established with the CPP.  The Fixed Rate Cumulative Preferred Stock carries a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% beginning with the May 15, 2014 quarterly payment, which will cause our quarterly dividend to increase from $271,875 to $493,375. Dividends compound if they accrue and are not paid. During the time that the Fixed Rate Cumulative Preferred Stock is outstanding, a number of restrictions apply to us, including, among others:

•	The Fixed Rate Cumulative Preferred Stock has a senior rank. The Company is not free to issue other preferred stock that is senior to the Fixed Rate Cumulative Preferred Stock.
•
If the Company were to pay a cash dividend in the future, any such dividend would have to be discontinued if a dividend were missed on the Fixed Rate Cumulative Preferred Stock.  Thereafter, dividends on common stock could be resumed only if all preferred share dividends in arrears were paid.  Similar restrictions apply to the Company’s ability to repurchase common stock if dividends on the Fixed Rate Cumulative Preferred Stock are missed.

•	Failure to pay dividends on the Fixed Rate Cumulative Preferred Stock is not an event of default.

The Warrant is exercisable immediately and expires in ten years, or December 5, 2018, from its original issue.  The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury.  If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange.  The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant.

Capital ratios increased in 2013, compared to 2012, as a result of the Company’s 2013 rights offering to holders of record of its common stock as of the close of business on October 29, 2013.  The Company received gross cash proceeds of approximately $6.7 million in the December 23, 2013 first closing of the Offering, and approximately $1.3 million in the January 15, 2014 final closing of the rights offering, with a total of approximately 1.6 million shares of common stock being issued.  Approximately $2.9 million of the net proceeds of the initial close of the rights offering were used to pay current the deferred interest on our Subordinated Debentures, with the remaining proceeds retained by us for future general corporate purposes.

Contractual Obligations

Our known contractual obligations outstanding as of December 31, 2013 are presented below.

	Payments due by Period
	Total	Amortization	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
(In thousands)
Time deposit obligations	$114,068	$–	$65,399	$38,864	$8,835	$970
Long-term debt obligations	82,088	–	7,500	15,000	40,000	19,588
Less: Deferred prepayment penalty on modification of Federal Home Loan Bank advances	(4,201)	(4,201)	–	–	–	–
Total obligations	$181,955	$(4,201)	$72,899	$53,864	$48,835	$20,558

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At December 31, 2013, the Company had outstanding commitments to originate loans aggregating approximately $6.4 million. The commitments extend over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to $216,000 at December 31, 2013.   Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.  Mortgage loans held for sale amounted to $1.4 million at December 31, 2013.

Forward commitments to sell mortgage loans are obligations to sell loans at a specified price on or before a specified future date.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Related forward commitments to sell mortgage loans were approximately $1.4 million at December 31, 2013.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $995,000 at December 31, 2013, with terms ranging from one year to three years.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.  At December 31, 2013, the Company has unused lines of credit to borrowers aggregating approximately $165.2 million for commercial, commercial real estate, and construction lines and $31.9 for open-end consumer lines of credit.

Regulatory Matters

The Board of Directors of the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009.  This agreement was a result of an examination that was completed by the regulators in May 2009, and related primarily to the Bank’s asset quality. Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank. The Company and the Bank substantially complied with all terms of the written agreement.

As a result of a November 12, 2012 regulatory examination, which noted the improved financial condition of the Company and the Bank, satisfactory risk management processes, and senior management oversight, as well as full compliance with all actionable provisions of the Written Agreement, the Federal Reserve Bank of Kansas City terminated the November 4, 2009 Written Agreement and, effective January 11, 2013, replaced it with a Memorandum of Understanding. The MOU’s purpose is to maintain the financial soundness of the Company and the Bank, and provides among other things, the Company and the Bank will continue to work on improvement of asset quality, maintain an adequate allowance for loan losses, maintain adequate capital, improve earnings, and not declare or pay any dividends or increase or guarantee any debt without prior written approval from the Federal Reserve Bank and the OSBC.

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

We strive to maintain a position such that current changes in interest rates will not affect net interest income or the economic value of equity by more than 5%, per 50 basis points.  The following table sets forth the estimated percentage change in the Bank's net interest income over the next twelve month period and net economic value of equity at risk at December 31, 2013 based on the indicated instantaneous and permanent changes in interest rates.

	Net Interest	Net Economic
	Income	Value of
Changes in Interest Rates	(next 12 months)	Equity at Risk

400 basis point rise	14.95%	(16.88)%
300 basis point rise	9.86%	(13.22)%
200 basis point rise	4.31%	(9.73)%
100 basis point rise	1.42%	(5.30)%
Base Rate Scenario	-	-
100 basis point decline	(1.89)%	3.81%

The above table indicates that, at December 31, 2013, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase.  This is a result of the Bank’s asset sensitive position and loans repricing at a higher rate in a rising rate environment.  Another consideration in a rising interest rate scenario is the impact of mortgage financing, which could decline, leading to lower loans held for sale fee income, though the impact is difficult to quantify or project.   In the decreasing rate scenarios, the adjustable rate assets (loans) reprice to lower rates faster than our liabilities, but our liabilities – long-term FHLB advances and existing time deposits – would not decrease in rate as much as market rates.  In addition, fixed rate loans might experience an increase in prepayments, further decreasing yields on earning assets and causing net income to decrease.  The Bank has placed floors on its loans over the last several years which has and would limit the decline in yield earned on the loan portfolio in a declining rate environment.

The above table also indicates that, at December 31, 2013, in the event of a sudden increase in prevailing market rates, the economic value of our equity would decline.  Under a rising rate environment, our estimated market value of assets could decrease due to fixed rate loans and investments with rates lower than market rates.  These assets are likely to remain until maturity in this rate environment.  Given our current asset/liability position, a 100 basis point decline in interest rates will result in a slight increase.  This increase in the economic value of our equity is projected due to our increase in fixed rate assets.  As the demand and volume of loans has declined, we have increased investments in fixed rate securities.  In addition, our estimated market value of loans could increase in a falling rate environment as a result of fixed rate loans, net of possible prepayments.  However, the estimated market value increase in fixed rate loans is offset by time deposits unable to reprice to lower rates immediately and fixed-rate callable FHLB advances.  The likelihood of advances being called in a decreasing rate environment is diminished resulting in the advances existing until final maturity, which has the effect of lowering the economic value of equity.

The following table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2013, based on the information and assumptions set forth below.

INTEREST-RATE SENSITIVITY ANALYSIS

	Expected Maturity or Repricing Date (In thousands)
	0-90 Days	91-365 Days	1 year	1 to 2 years	2 to 5 years	Thereafter	Total
Interest-Earning Assets:
Fixed Rate Loans	$16,465	$19,078	$35,543	$36,049	$83,114	$32,866	$187,572
Average Interest Rate	7.17%	5.52%	6.29%	5.13%	4.81%	5.07%	5.20%
Variable Rate Loans	192,504	11,193	203,697	4,869	17,899	2,196	228,661
Average Interest Rate	14.61%	3.62%	4.55%	5.12%	4.97%	4.28%	4.60%
Fixed Rate Investments	-	-				100,070	100,070
Average Interest Rate	-%	-%	%	%	%	2.37%	2.37%
Variable Rate Investments	587	-	587	-	-	-	587
Average Interest Rate	2.34%	-%	2.34%	-%	-%	-%	2.34%
Interest Bearing Deposits	14,071	-	14,071	-	-	-	14,071
Average Interest Rate	0.24%	-%	0.24%	-%	-%	-%	0.24%
Federal Funds Sold	-	-	-	-	-	-	-
Average Interest Rate	-%	-%	-%	-%	-%	-%	-%
Total interest-earning assets	$223,627	$30,271	$253,898	$40,918	$101,013	$135,132	$530,961

Interest-Bearing Liabilities:
Interest-bearing demand	$126,514	$-	$126,514	$-	$-	$-	$126,514
Average Interest Rate	0.36%	-%	0.36%	-%	-%	-%	0.36%
Savings and money market	106,821	-	106,821	-	-	-	106,821
Average Interest Rate	0.25%	-%	0.25%	-%	-%	-%	0.25%
Time deposits	25,015	40,384	65,399	27,428	20,271	970	114,068
Average Interest Rate	0.35%	0.93%	0.71%	1.76%	2.13%	1.64%	1.22%
Funds borrowed	88,072	7,296	95,368	14,854	-	-	110,222
Average Interest Rate	0.73%	1.57%	0.80%	1.86%	-%	-%	0.94%
Total interest-bearing liabilities	$346,422	$47,680	$394,102	$42,282	$20,271	$970	$457,625

Cumulative:
Rate sensitive assets (RSA)	$223,627	$30,271	$253,898	$294,816	$395,829	$530,961	$530,961
Rate sensitive liabilities (RSL)	346,422	47,680	394,102	436,384	456,655	457,625	457,625
GAP (GAP = RSA – RSL)	(122,796)	(17,408)	(140,204)	(141,368)	(60,826)	73,336	73,336
RSA/RSL	64,55%	63.49%	64.42%	67.56%	86.68%	116.03%
RSA/Total assets	36.75	4.98	41.77	48.49	65.09	87.26
RSL/Total assets	56.94	7.84	64.77	71.72	75.05	75.21
GAP/Total assets	(20.18)	(2.86)	(23.04)	(23.23)	(9.96)	12.05
GAP/RSA	(54.91)	(57.51)	(55.22)	(47.92)	(15.31)	13.81

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

No items are reportable.

Item           9A:           Controls and Procedures

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013.  Based upon the evaluation, management concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  During the fourth fiscal quarter, the Company made no significant changes in internal controls over financial reporting or in other factors that could materially affect or be reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item           9B:           Other Information

No items are reportable.

Item           10:           Directors, Executive Officers and Corporate Governance

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

Item           11:           Executive Compensation

Participation in the U.S. Treasury’s Capital Purchase Plan

The Emergency Economic Stabilization Act of 2008 was signed into law on October 3, 2008.  This legislation was principally designed to allow the Treasury and other government agencies to take action to restore liquidity and stability to the U.S. financial system.  This legislation authorized the Treasury, through the Troubled Asset Relief Program, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans and certain other financial assets, including debt and equity securities issued by financial institutions and their holding companies.  The Treasury allocated $250 billion to the TARP CPP.  Our Board of Directors approved the Company’s participation in the program and the Company entered into a Securities Purchase Agreement – Standard Terms on December 5, 2008.  Pursuant to the agreement, the Company issued and sold to the Treasury 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock, along with a ten year warrant to purchase 111,083 shares of the Company’s common stock, for a total cash price of $21.75 million.  On October 21, 2013, the Fixed Rate Cumulative Preferred Stock was auctioned by the Treasury for $21.26 million.  As a result, the Fixed Rate Cumulative Preferred Stock is now held by third party investors unaffiliated with the U.S. government.  In connection with participation in the CPP, the Company is required under The American Recovery and Reinvestment Act of 2009, enacted on February 17, 2009, to fulfill its final corporate governance obligations with respect to the portion of the current fiscal year in which Treasury held the Fixed Rate Cumulative Preferred Stock.

These additional obligations include: (i) semi-annual meetings of the Compensation Committee of our Board of Directors (comprised entirely of independent directors) to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans; and (ii) written certifications by the chief executive officer and chief financial officer with respect to compliance with the compensation requirements of the American Recover and Reinvestment Act of 2009 (the “ARRA”).  The ARRA amended EESA to require a financial institution’s chief executive officer and chief financial officer to annually certify that the financial institution is in compliance with the compensation requirements of the ARRA during the period in which Treasury held the Fixed Rate Cumulative Preferred Stock.  The Compensation Committee has complied in all material respects with the EESA, the ARRA and all applicable rules and regulations, as the same are promulgated or amended from time to time with respect to the period in which Treasury held the Fixed Rate Cumulative Preferred Stock.

The Summary Compensation Table below provides summary information concerning compensation that was paid or accrued for fiscal years ended December 31, 2013 and 2012 to or on behalf of the Chief Executive Officer, Chief Financial Officer, and the other executive officers whose salary and bonus for 2013 exceeded $100,000.  Executive officers do not have employment contracts assuring continued employment, but do have oral agreements for “at will” employment as discussed below.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Comp (3)	Total

Robert D. Regnier	2013	$272,700	$20,489	$50,000	$13,502	$376,691
President, Chief Executive Officer and Chairman of the Board of Directors of the Company; President, Chief Executive Officer and Director of the Bank	2012	$272,700	$-	$37,953	$12,254	$322,907

Mark A. Fortino	2013	$187,500	$43,125	$-	$9,504	$240,129
Chief Financial Officer of the Company; Executive Vice President and Chief Financial Officer of the Bank	2012	$177,500	$10,872	$8,500	$8,052	$204,924

Bruce A. Easterly	2013	$182,500	$42,775	$-	$9,409	$234,684
Executive Vice President – Chief Lending Officer of the Bank	2012	$172,500	$10,566	$8,500	$8,240	$199,806

Bonnie M. McConnaughy	2013	$127,500	$18,925	$-	$6,090	$152,515
Senior Vice President – Deposit Operations and e-Business Solutions of the Bank	2012	$117,500	$7,197	$8,500	$5,405	$138,602

(1)	Discretionary Bonus plus Service Awards.

(2)
In December 2013, the Company’s Board of Directors approved restricted stock awards for 2013 performance with a grant date of December 18, 2013.  Mr. Regnier was awarded 10,000 shares of stock, which vested immediately, subject to restrictions on transferability imposed by ARRA as a result of the Company’s participation in the CPP.  Management’s estimate of the fair value of our common stock at grant date, December 19, 2012, was $5.00 per share based upon the analysis completed for the most recent rights offering on December 6, 2013. In December 2012, the Company’s Board of Directors approved restricted stock awards for 2012 performance with a grant date of December 19, 2012.  Mr. Regnier was awarded 8,930 shares of stock, which vested on October 21, 2013, subject to restriction on transferability imposed by ARRA as a result of the Company’s participation in the CPP.  Mr. Fortino, Mr. Easterly, and Ms. McConnaughy were each awarded 2,000 shares of restricted stock which vested immediately.  Management’s estimate of the fair value of our common stock at grant date, December 19, 2012 was $4.25 per share based upon the last trade which occurred on December 19, 2012.  In December 2011, the Company’s Board of Directors approved restricted stock awards for 2011 performance with a grant date of December 21, 2011.  Mr. Regnier was awarded 8,000 shares of stock, which vested on October 21, 2013, subject to restrictions on transferability imposed by ARRA as a result of the Company’s participation in the CPP.  Mr. Fortino, Mr. Easterly, and Ms. McConnaughy were each awarded 1,000 shares of restricted stock which vest on December 21. 2014.  Management’s estimate of the fair value of our common stock at grant date, December 21, 2011, was $4.30 per share based upon the last trade which occurred on December 21, 2011.

(3)	All Other Compensation is comprised of the following amounts:

Name		401(k) Match	Profit Sharing Contribution	Premiums for Group Term Life Insurance	Cash Dividends Paid on Stock Awards (a)	Perquisites(b)	Total All Other Compensation

Robert D. Regnier	2013	$10,200	$-	$3,302	$-	$-	$13,500
	2012	$10,000	$-	$1,650	$-	$604	$12,254

Mark A. Fortino	2013	$9,235	$-	$269	$-	$-	$9,504
	2012	$7,812	$-	$240	$-	$-	$8,052

Bruce A. Easterly	2013	$9,011	$-	$398	$-	$-	$9,409
	2012	$7,636	$-	$354	$-	$-	$7,990

Bonnie M. McConnaughy	2013	$5,857	$-	$233	$-	$-	$6,090
	2012	$5,209	$-	$196	$-	$-	$5,405

(a)	No cash dividends were paid in 2013 and 2012.

(b)	Perquisites for Mr. Regnier include personal use of the Company car.

Employment Agreements

Mr. Regnier, Mr. Fortino, Mr. Easterly, and Ms. McConnaughy each has an oral agreement with the Company for “at will” employment which includes the following:

1.	Entitlement to a salary, adjusted annually by the Company’s Board of Directors;
2.	Eligibility for incentive awards under the 1998 Equity Incentive Plan, as determined by the Company’s Board of Directors;
3.	Entitlement to medical and disability insurance and other forms of health, life and other insurance and/or benefits provided by the Company to its employees; and
4.
Entitlement to paid time off and all other employee benefits provided by the Company to its employees, except for Mr. Regnier who is not eligible to participate in the Employee Stock Purchase Plan due to his greater than 5% ownership in the Company.

We have change of control agreements in place with four of our key employees, Mr. Regnier, Mr. Fortino, Mr. Easterly and Ms. McConnaughy.  Our Board of Directors determined it was in the best interests of the Company and its stockholders to ensure that the Company and its affiliates will have the continued dedication of these executives, notwithstanding the possibility, threat or occurrence of a change in control.  Our Board believes it is imperative to diminish the inevitable distraction of the executive by virtue of the personal uncertainties and risks created by a potential change in control and to provide the executive with a compensation package competitive with those of other corporations who may seek to employ our executives.   Upon a change of control, the Company shall pay the above named executives a lump sum cash amount equal to the product of: (i) two, and  (ii) the sum of Executive’s annual base salary at the rate in effect immediately preceding the change in control plus the cash bonus paid to

Executive with respect to the most recently closed fiscal year of the Company. If full payment is made to Executive as described above, for a period of one year following such payment, Executive covenants and agrees not to attempt to directly or indirectly recruit, solicit, or induce, anyone employed with the Company or any of its affiliates and agrees not to or attempt to solicit, divert, or take away any clients, customers, or accounts, or prospective clients, customers, or accounts of the Company or any of its affiliates.
Equity Compensation Plan Information

The following table provides information as of December 31, 2013, with respect to the compensation plan under which common shares of Blue Valley Ban Corp. are authorized for issuance to certain officers in exchange for services provided.  The 1998 Equity Incentive Plan, amended and restated as of May 14, 2003, provides for the issuance of equity-based awards, including restricted stock and stock options.  There were no unexercised options outstanding as of December 31, 2013.

	Number of Common Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Plans (Excluding Shares Reflected in Column (a))
Plan Category	(a)	(b)

Equity compensation plans approved by stockholders	-	-	58,541
Equity compensation plans not approved by stockholders	-	-	-
Total	$-	$-	$58,541

2012 Director Compensation

The Company pays each of our non-employee directors in common stock of the Company a fee of $1,500 for each meeting of our Board of Directors, and a fee of $350 for each committee meeting that each attends.  An employee of the Company or a subsidiary receives no additional compensation for serving as a director.  Directors are also eligible to receive stock options, restricted stock and deferred share unit grants under our 1998 Equity Incentive Plan.  In December 2013, each non-employee director of the Company was awarded 2,000 shares of our stock for performance during 2013.  Mr. Regnier received 10,000 shares of restricted stock as discussed above under Executive Compensation.

		Fees Earned or Paid in Cash(1)	Stock Awards (2)	Option Awards	Non –Equity Incentive Plan Compensation	All Other Compensation	Total Compensation
Name	Year	($)	($)	($)	($)	($)	($)

Donald H. Alexander	2013	$24,950	$10,000	-	-	-	$34,950

Robert D. Taylor	2013	$7,400	$10,000	-	-	-	$17,400

James L. Gegg	2013	$9,250	$10,000	-	-	-	$19,250

(1)
Fees earned were converted to shares of the Company’s common stock during 2013.  In December 2013, the following shares of common stock were issued to each non-employee directors:  Mr. Alexander – 4,990 shares; Mr. Taylor – 1,480 shares; and Mr. Gegg – 1,850 shares.

(2)
All non-employee directors received 2,000 shares, which vested immediately.  Management’s estimate of the fair value of our common stock at December 18, 2013, the grant date, was $5.00 per share based upon the recent rights offering which occurred on December 6, 2013.

Item   12:    Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters

The following table sets forth beneficial ownership information for the Company’s common stock as of February 28, 2014 for (1) persons known by the Company to own of record or beneficially five percent or more of the outstanding common stock; (2) the Company’s directors; (3) each of the executive officers of the Company named in the Summary Compensation Table included herein; and (4) all of the directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each person listed below is c/o 11935 Riley, Overland Park, Kansas 66213. This information has been prepared based upon the SEC’s “beneficial ownership” rules and information available to the Company. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of common stock beneficially owned.  A person is considered to have shared voting and investment power over shares indicated as being owned by the spouse or the IRA of the spouse of that person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (8)
Robert D. Regnier	1,377,291	(1)(3)	29.98%
Thomas A. McDonnell	412,225	(1)(4)	7.22%
Donald H. Alexander	317,838	(1)	6.92%
The Delmar Equity Partners LLP	316,200	(1)	6.88%
Robert D. Taylor	48,964	(1)	1.07%
James L. Gegg	10,595	(1)	*
Mark A. Fortino	27,374	(1)(5)	*
Bruce A. Easterly	16,213	(1)(6)	*
Bonnie M. McConnaughy	9,715	(1)(7)	*

All directors and executive officers, 7 in number, as a group	1,807,988		39.36%

(1)	All entries based on information provided to us by our directors and executive officers.

(2)
For purposes of this table, a person is considered to beneficially own shares of common stock if he or she directly or indirectly has or shares voting power, which includes the power to vote or to direct the voting of the shares, or investment power, which includes the power to dispose or direct the disposition of the shares, or if he/she has the right to acquire the shares under options which are exercisable currently or within 60 days of February 28, 2014. Each person named in the above table has sole voting power and sole investment power with respect to the indicated shares unless otherwise noted. A person is considered to have shared voting and investment power over shares indicated as being owned by the spouse or the IRA of the spouse of that person.

(3)
Includes 172,970 shares held in family limited partnerships and a corporate entity; 1,054,561 shares held individually; 51,432 shares held in retirement accounts; 8,930 shares issued to Mr. Regnier under the restricted stock award program; and 89,398 shares held in a family limited partnership with his spouse.

(4)
Consists of 3,600 shares held individually; 408,625 shares jointly held by Mr. McDonnell and his spouse in a trust.  Mr. McDonnell is not a director or executive officer of the Company, but is a beneficial owner of over five percent of the outstanding common stock.

(5)
Consists of 15,155 shares held individually; 1,000 shares issued to Mr. Fortino under the restricted stock award program; 10,331 shares jointly held by Mr. Fortino and his spouse in a trust; and 888 shares held individually by his spouse.

(6)	Consists of 15,213 shares held individually; 1,000 shares issued to Mr. Easterly under the restricted stock award program.

(7)	Consists of 7,615 shares held individually; 1,100 shares jointly held by Ms. McConnaughy and her spouse; 1,000 shares issued to Ms. McConnaughy under the restricted stock award program.

(8)	Based on the number of shares of common stock outstanding on March 31, 2014, which was 4,593,687 shares

*      Less than 1%.

Item           13:           Certain Relationships, Related Transactions, and Director Independence

The Bank periodically makes loans to our executive officers and directors, the members of their immediate families and companies with which they are affiliated.  As of December 31, 2013 the Bank had aggregate loans outstanding to such persons of approximately $17.1 million, which represented 40.41% of our stockholders’ equity of $42.2 million on that date.  These loans at the time of origination:

•	were made in the ordinary course of business;

•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank;

•	did not involve more than the normal risk of collectibility or present other unfavorable features; and

•	were being paid as agreed.

Director Independence

Our Board of Directors reviews and determines the independence of each Director and nominee for election as a Director.  Our Board of Directors applies the definition of “independent directors”, as defined by the listing standards of the New York Stock Exchange.  Our Board of Directors has determined that each of the following non-employee directors of the Company is independent:

Donald H. Alexander
Robert D. Taylor
James L. Gegg

Our Board of Directors determined that Robert D. Regnier, as an employed executive officer of the Company, is not independent.

Item           14:           Principal Accounting Fees and Services

BKD, LLP has served as independent auditor of the Company since 1989.  Such services include the audit of the financial statements of the Company for the recently completed fiscal year and other appropriate services as approved.

The following is a summary of fees billed by BKD, LLP for professional services rendered during the fiscal years ended December 31, 2013 and 2012:

	2013	2012
(in thousands)
Audit fees	$184	$89
Audit-Related fees	11	-
Tax fees	11	18
All other fees	-	-
Total	$206	$107

Audit fees paid to BKD, LLP are for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the financial statements included in the Company’s Reports on Form S-1 filing in 2013, and FHA lender audit.  Audit-related fees are for professional services rendered for the agreed-upon procedures examination of the Bank’s Trust Department.  Tax fees include fees paid for the preparation and review of the Company’s state and federal tax returns, and tax consulting services.  All other fees include other permitted advisory services. The Audit Committee has considered and found that the provision of services by BKD, LLP covered above is compatible with maintaining their independence.  During 2013, 100% of the total fees disclosed in the Independent Auditor Fee Information table were specifically approved by the Audit Committee.

The Company’s Audit Committee has adopted the following guidelines for pre-approval of audit and permitted non-audit services provided by the Company’s independent auditor.  Annually the Audit Committee will review the fee proposal and engagement letter for audit services to be performed, along with other permitted services including audit-related and tax services to be provided by the independent registered public accountant.  If agreed to by the Audit Committee, the engagement letter is formally accepted by the Audit Committee.

For non-audit services, the Company’s management submits to the Audit Committee for approval significant non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to grant pre-approval for non-audit services not to exceed $15,000 per engagement.  The decision of the Chair is then presented to the full Audit Committee at its next scheduled meeting. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service recommended is permissible under all applicable legal requirements.

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

Date: March 28, 2014	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed on the dates indicated

Date: March 28, 2014	By:	/s/ Robert D. Regnier
Robert D. Regnier, President,
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2014	By:	/s/ Mark A. Fortino
Mark A. Fortino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 28, 2014	By:	/s/ Donald H. Alexander
Donald H. Alexander, Director
Date: March 28, 2014	By:	/s/ Robert D. Taylor
Robert D. Taylor, Director
Date: March 28, 2014	By:	/s/ James L. Gegg
James L. Gegg, Director

Exhibits

2.1	Agreement and Plan of Merger between Unison Bancorp, Inc., BVBC Acquisition I, Inc. and Blue Valley Ban Corp., dated as of November 2, 2006.*****

2.2	Acquisition Agreement and Plan of Merger among Northland National Bank, Blue Valley Ban Corp. and Western National Bank, dated as of March 2, 2007.*****

2.3	Purchase and Assumption Agreement among Northland National Bank, Bank of Blue Valley and Blue Valley Ban Corp., dated as of March 2, 2007.*****

3.1	Amended and Restated Articles of Incorporation of Blue Valley Ban Corp. *

3.2	Bylaws, as amended, of Blue Valley Ban Corp. *

3.3	Certificate of Designations dated December 3, 2008.******

4.1	1998 Equity Incentive Plan. *

4.2	1994 Stock Option Plan. *

4.3	Agreement as to Expenses and Liabilities. *

4.4	Indenture dated April 10, 2003, between Blue Valley Ban Corp. and Wilmington Trust Company **

4.5	Amended and Restated Declaration of Trust dated April 10, 2003 **

4.6	Guarantee Agreement dated April 10, 2003 **

4.7	Fee Agreement dated April 10, 2003 **

4.8	Specimen of Floating Rate Junior Subordinated Debt Security **

4.9	Junior Subordinated Indenture dated as of July 29, 2005 between Blue Valley Ban Corp. and Wilmington Trust Company***

4.10	Amended and Restated Declaration of Trust dated July 29, 2005***

4.11	Guarantee Agreement dated July 29, 2005***

4.12	Warrant to purchase Common Stock dated December 5, 2008.******

10.1	Promissory Note of Blue Valley Building dated July 15, 1994. *

10.2	Mortgage, Assignment of Leases and Rents and Security Agreement between Blue Valley Building and Businessmen's Assurance Company of America, dated July 15, 1994. *

10.3	Assignment of Leases and Rents between Blue Valley Building and Businessmen's Assurance Company of America dated July 15, 1994. *

10.4	Line of Credit Note with JP Morgan Chase dated June 15, 2005 ****

10.5	Term Note with JP Morgan Chase dated June 15, 2005 ****

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

*	Filed with the SEC on April 10, 2000 as an Exhibit to Blue Valley Ban Corp.'s Registration Statement on Form S-1, Amendment No. 1, File No. 333-34328. Exhibit incorporated herein by reference.

**	Filed with the SEC on March 19, 2004 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

***	Filed with the SEC on August 3, 2005 as an Exhibit to Blue Valley Ban Corp.’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

****	Filed with the SEC on March 27, 2006 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

*****	Filed with the SEC on March 29, 2007 as an Exhibit to Blue Valley Ban Corp.’s Annual Report on Form 10-K. Exhibit incorporated herein by reference.

******	Filed with the SEC on December 8, 2008 as an Exhibit to Blue Valley Ban Corp.’s Current Report on Form 8-K. Exhibit incorporated herein by reference.

*******
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

BLUE VALLEY BAN CORP.

DECEMBER 31, 2013, 2012 AND 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Audit Committee,
Board of Directors and Stockholders
Blue Valley Ban Corp.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Blue Valley Ban Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Valley Ban Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Kansas City, Missouri
March 28, 2014

BLUE VALLEY BAN CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In thousands, except share data)

ASSETS

	2013	2012

Cash and due from banks	$26,428	$33,353
Interest bearing deposits in other financial institutions	14,071	67,724
Federal funds sold	–	–
Cash and cash equivalents	40,499	101,077

Available-for-sale securities	100,657	77,845
Mortgage loans held for sale, fair value	1,438	7,621

Loans, net of allowance for loan losses of $8,992 and $9,057 in 2013 and 2012, respectively	405,803	406,614

Premises and equipment, net	15,466	15,448
Foreclosed assets held for sale, net	25,801	31,936
Interest receivable	1,736	1,529
Deferred income taxes	4,205	1,121
Prepaid expenses and other assets	6,195	6,095
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities	7,250	7,540
Core deposit intangible asset, at amortized cost	36	179

Total assets	$609,086	$657,005

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2013	2012
LIABILITIES

Deposits
Demand	$100,965	$113,698
Savings, NOW and money market	233,335	235,632
Time	114,068	135,136
Total deposits	448,368	484,466

Other interest-bearing liabilities	32,335	21,668
Long-term debt	77,887	101,111
Interest payable and other liabilities	8,268	9,945

Total liabilities	566,858	617,190

STOCKHOLDERS’ EQUITY
Capital stock
Preferred stock, $1 par value, $1,000 liquidation preference Authorized 15,000,000 shares; issued and outstanding 2013 – 21,750 shares; 2012 – 21,750 shares	22	22
Common stock, par value $1 per share; Authorized 15,000,000 shares; issued and outstanding 2013 – 4,326,704 shares; 2012 – 2,934,123 shares	4,327	2,934
Additional paid-in capital	44,010	38,746
Accumulated deficit	(1,992)	(1,930)
Accumulated other comprehensive income (loss), net of income tax (credit) of $(2,759) in 2013 and $29 in 2012	(4,139)	43
Total stockholders’ equity	42,228	39,815

Total liabilities and stockholders’ equity	$609,086	$657,005

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except per share data)

	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$20,800	$22,852	$25,277
Federal funds sold and other short-term investments	135	193	151
Available-for-sale securities	1,683	1,097	1,202
Dividends on FHLBank and Federal Reserve Bank stock	239	241	225
Total interest and dividend income	22,857	24,383	26,855

INTEREST EXPENSE
Interest-bearing demand deposits	313	700	1,611
Savings and money market deposit accounts	275	291	346
Time deposits	1,661	2,487	3,755
Federal funds purchased and other interest-bearing liabilities	26	44	41
Long-term debt, net	3,196	3,670	3,502
Total interest expense	5,471	7,192	9,255

NET INTEREST INCOME	17,386	17,191	17,600

PROVISION FOR LOAN LOSSES	950	1,200	3,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,436	15,991	14,300

NON-INTEREST INCOME
Loans held for sale fee income	1,456	2,447	2,120
NSF charges and service fees	968	980	944
Trust services	560	543	527
Investment brokerage services	500	434	387
Other service charges	1,418	1,495	1,362
Realized gains on available-for-sale securities	127	–	–
Other income	3,443	1,535	984
Total non-interest income	8,472	7,434	6,324

NON-INTEREST EXPENSE
Salaries and employee benefits	11,079	10,587	10,955
Net occupancy expense	2,620	2,568	2,599
Foreclosed assets expense	3,612	2,647	5,219
Other operating expense	6,855	7,506	7,851
Total non-interest expense	24,166	23,308	26,624

INCOME (LOSS) BEFORE INCOME TAXES	742	117	(6,000)

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	200	50	(2,777)
Valuation allowance for deferred tax asset	(500)	(200)	12,600
Total provision (benefit) for income taxes	(300)	(150)	9,823

NET INCOME (LOSS)	1,042	267	(15,823)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	1,104	1,106	1,106

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(62)	$(839)	$(16,929)

BASIC LOSS PER SHARE	$(0.02)	$(0.29)	$(6.03)

DILUTED LOSS PER SHARE	$(0.02)	$(0.29)	$(6.03)

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011

NET INCOME (LOSS)	$1,042	$267	$(15,823)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(2,710) in 2013, $(60) in 2012 and $69 in 2011	(4,106)	(91)	104
Less: reclassification adjustment for realized gains included in net income (loss), net of income taxes of $51 in 2013	(76)	–	–
Comprehensive income (loss)	$(3,140)	$176	$(15,719)

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except share data)

				Retained	Accumulated
			Additional	Earnings	Other
	Preferred	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit)	Income (Loss)	Total

BALANCE, DECEMBER 31, 2010	$22	$2,843	$38,431	$15,838	$30	$57,164

Issuance of 40,466 shares of restricted stock, net of forfeitures of 7,437		33	44			77
Issuance of 2,628 shares of common stock for the employee stock purchase plan		3	18			21
Net loss				(15,823)		(15,823)
Accretion of discount on preferred shares			18	(18)		–
Dividend on preferred shares				(1,088)		(1,088)
Other comprehensive income					104	104

BALANCE, DECEMBER 31, 2011	$22	$2,879	$38,511	$(1,091)	$134	$40,455

Issuance of 55,155 shares of restricted stock, net of forfeitures of 6,698		48	197			245
Issuance of 6,508 shares of common stock for the employee stock purchase plan		7	20			27
Net income				267		267
Accretion of discount on preferred shares			18	(18)		–
Dividend on preferred shares				(1,088)		(1,088)
Other comprehensive loss					(91)	(91)

BALANCE, DECEMBER 31, 2012	$22	$2,934	$38,746	$(1,930)	$43	$39,815

Issuance of 44,210 shares of restricted stock, net of forfeitures of 567		44	244			288
Issuance of 4,748 shares of common stock for the employee stock purchase plan		5	14			19
Issuance of 1,344,000 shares of common stock		1,344	4,989			6,333
Net income				1,042		1,042
Accretion of discount on preferred shares			17	(17)		–
Dividend on preferred shares				(1,087)		(1,087)
Other comprehensive loss					(4,182)	(4,182)

BALANCE, DECEMBER 31, 2013	$22	$4,327	$44,010	$(1,992)	$(4,139)	$42,228

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$1,042	$267	$(15,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,671	1,686	1,661
Amortization, net of (accretion) of premiums and discounts on ' available-for-sale securities	269	(14)	(62)
Provision for loan losses	950	1,200	3,300
Provision for losses on foreclosed assets held for sale	2,147	867	3,159
Deferred income taxes	(300)	(150)	9,823
Stock dividends on FHLBank stock	(121)	(124)	(106)
Increase in value of bank owned life insurance	(167)	(170)	─
Net realized gains on available-for-sale securities	(127)	─	─
Net gain on sale of foreclosed assets	(1,069)	(337)	(555)
Restricted stock earned and forfeited	288	245	77
Compensation expense related to the Employee Stock Purchase Plan	4	3	4
Originations of loans held for sale	(53,278)	(83,477)	(66,014)
Proceeds from the sale of loans held for sale	59,423	81,540	68,668
Realized (gain) loss on loans held for sale fair value adjustment	38	2	(178)
Changes in:
Interest receivable	(207)	44	210
Net fair value of loan related commitments	168	(92)	257
Prepaid expenses and other assets	(97)	270	(172)
Interest payable and other liabilities	(2,769)	1,077	490
Net cash provided by operating activities	7,865	2,837	4,739

INVESTING ACTIVITIES
Net change in loans	(5,928)	5,666	28,561
Proceeds from sale of loan participations	4,456	2,675	2,854
Purchase of premises and equipment	(905)	(417)	(499)
Proceeds from the sale of foreclosed assets, net of expenses	7,022	6,281	5,638
Capitalized expenditures on foreclosed assets held for sale	(254)	─	─
Purchase of priority lien on foreclosed assets held for sale	(378)	─	─
Purchases of available-for-sale securities	(66,006)	(107,192)	(64,915)
Proceeds from maturities of available-for-sale securities	29,923	91,000	67,000
Proceeds from sale of available-for-sale securities	6,159	─	─
Purchases of bank owned life insurance	─	─	(4,000)
Purchases of FHLBank and Federal Reserve Bank stock and other securities	(3)	(79)	(100)
Proceeds from the redemption of FHLBank stock, Federal Reserve Bank stock, and other securities	414	31	─
Net cash provided by (used in) investing activities	(25,500)	(2,035)	34,539

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(15,030)	25,504	4,444
Net decrease in time deposits	(21,068)	(31,451)	(55,249)
Net increase (decrease) in federal funds purchased and other interest-bearing liabilities	10,667	6,296	(3,376)
Repayments of long-term debt	(20,000)	─	─
Prepayment penalty on modification of FHLBank advances	(3,866)	─	─
Proceeds from sale of additional stock through rights offering	6,333	─	─
Net proceeds from the sale of stock through Employee Stock Purchase Plan	19	27	21
Net cash provided by (used in) financing activities	(42,945)	376	(54,160)

Increase (decrease) in cash and cash equivalents	(60,579)	1,178	(14,882)
Cash and cash equivalents, beginning of year	101,077	99,899	114,781
CASH AND CASH EQUIVALENTS, END OF YEAR	$40,499	$101,077	$99,899

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013		2012		2011

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest		$8,648		$6,254	$8,717
Income taxes, net of refunds	$	─	$	─	$1

Noncash investing and financing activities:
Transfer of loans to foreclosed property, net of specific allowance		$4,371		$10,518	$17,354
Restricted stock issued		$50		$48	$33
Preferred dividends accrued but not paid		$1,087		$1,088	$1,088
Sale and financing of foreclosed assets		$3,038		$1,018	$268

See Notes to Consolidated Financial Statements

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a holding company for Bank of Blue Valley (the “Bank”), BVBC Capital Trust II and BVBC Capital Trust III through 100% ownership of each.

The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Johnson County, Kansas.  The Bank also originates residential mortgages locally and nationwide through its InternetMortgage.com website.  The Bank is subject to competition from other financial institutions.  The Bank is also subject to regulation by certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

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

DECEMBER 31, 2013, 2012 AND 2011

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012 at all FDIC-insured institutions.  Upon expiration of this legislation on December 31, 2012, the FDIC insurance limit on noninterest-bearing transaction accounts at all FDIC-insured institutions was restored to the $250,000 FDIC insurance limit previously made effective July 21, 2011.  The Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $220,000 at December 31, 2013.

Prior to June, 2012, the Bank was required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Bank had no required reserve at December 31, 2012, and had a clearing balance requirement of $15,000,000 at December 31, 2011.  The deposit balance held at the Federal Reserve Bank on December 31, 2013 was $13,600,000.

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

For debt securities with fair value below amortized cost and the Company does not intend to sell the debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  The Company did not have any securities with other-than-temporary impairment at December 31, 2013.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value in the aggregate.  Net unrealized gains and losses, if any, are recognized through a valuation allowance by charges to non-interest income.  Gains and losses, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate are recognized in non-interest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  For loans recorded at amortized cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, as well as premiums and discounts, are deferred and amortized over the respective term of the loan.

Generally, the accrual of interest on loans is discontinued at the time the loan is 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.  Past due status is based on contractual term of the loans.  Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans placed on non-accrual or charged off is reversed when loans are placed on non-accrual or charged off which reduces interest income.  The interest on these loans is generally accounted for on a cash-basis or a cost recovery method, until conditions qualify the loan’s return to accrual status.  Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

The Company computes its allowance by assigning specific reserves to impaired loans, and then applies general reserve factors to the rest of the loan portfolio.  The general reserve covers non-impaired loans and is based on historical charge off experience, expected loss given default derived from the Company’s internal risk rating process and current and projected economic conditions and factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

DECEMBER 31, 2013, 2012 AND 2011

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

FHLBank Stock, Federal Reserve Bank Stock and Other Securities

FHLBank and Federal Reserve Bank stock are required investments for institutions that are members of the Federal Home Loan Bank and Federal Reserve systems.  The required investment in the stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Derivatives

Derivatives are recognized as assets and liabilities in the consolidated balance sheets and measured at fair value.

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

DECEMBER 31, 2013, 2012 AND 2011

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance at December 31, 2013 was $11,934,000.  Due to the Company’s losses recorded over the previous four years, the Company assessed the deferred tax asset during 2011 and recognized a $12,600,000 valuation allowance on the deferred tax asset based on historical and current information available relating to uncertainty of the Company’s ability to recognize the deferred tax asset in future near term periods.  As the Company recognizes profits in the future, portions of this allowance may be recognizable in future years.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense.  The Company files consolidated income tax returns with its subsidiaries.  The Company is generally not subject to federal, state and local examination by tax authorities for years prior to 2010.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and accumulated other comprehensive income (loss), net of applicable income taxes.  Accumulated other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities.   Net unrealized gain or (loss) on available-for-sale securities, net of income taxes, included in accumulated other comprehensive income was $(4,139,000) and $43,000, respectively, at December 31, 2013 and 2012.

Reclassification

Certain reclassifications have been made to the 2012 and 2011 financial statements to conform to the 2013 financial statement presentation.  These reclassifications had no effect on net income (loss).

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

	2013	2012	2011

(In thousands, except share and per share data)
Net Income (loss)	$1,042	$267	$(15,823)
Dividends and accretion on preferred stock	(1,104)	(1,106)	(1,106)
Net loss available to common shareholders	$(62)	$(839)	$(16,929)

Average common shares outstanding	2,930,115	2,855,566	2,806,299
Average common share stock options outstanding and restricted stock (B)	21,262	11,997	21,589

Average diluted common shares (B)	2,951,377	2,867,563	2,827,888

Basic loss per share	$(0.02)	$(0.29)	$(6.03)
Diluted loss per share (A)	$(0.02)	$(0.29)	$(6.03)

(A)	No shares of stock options, restricted stock or warrants were included in the computation of diluted earnings per share for any period there was a loss.

(B)
Warrants to purchase 111,083 shares of common stock at an exercise price of $29.37 per share were outstanding at December 31, 2013, 2012 and 2011, but were not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of the common shares, thus making the warrants anti-dilutive. Stock options to purchase 0, 0, and 10,575 shares of common stock were outstanding at December 31, 2013, 2012 and 2011 respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares, thus making the options anti-dilutive.

Income available for common stockholders will be reduced by dividends declared in the period on preferred stock (whether or not they are paid) and the accretion on the warrants.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 2:  AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Government sponsored agencies	$73,111	$–	$(4,798)	$68,313
State and political subdivision securities	21,467	39	(1,742)	19,764
U.S. Government sponsored agency mortgage-backed securities	7,229	35	(81)	7,183
U.S. Small Business Administration loan pool certificates	5,148	–	(338)	4,810
Equity and other securities	600	–	(13)	587

	$107,555	$74	$(6,972)	$100,657

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Government sponsored agencies	$63,123	$68	$(43)	$63,148
State and political subdivision securities	14,051	176	(153)	14,074
Equity and other securities	600	23	–	623

	$77,774	$267	$(196)	$77,845

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2013, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	10,395	10,225
Due after ten years	84,183	77,853
Total	94,578	88,077
U.S. Government sponsored agency mortgage-backed securities	7,229	7,183
U.S. Small Business Administration loan pool certificates	5,148	4,810
Equity and other securities	600	587
	$107,555	$100,657

The amortized cost and estimated fair value of securities pledged as collateral to secure public deposits amounted to $5,875,000 and $5,346,000 at December 31, 2013 and $5,000,000 and $4,997,000 at December 31, 2012.

Gross gains of $134,000 and gross losses of $7,000 were realized in 2013 from sales of available-for-sale securities. No gross gains or losses were realized in 2012 and 2011, respectively, from sales of available-for-sale securities.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 2:  AVAILABLE-FOR-SALE SECURITIES (Continued)

Certain investments in debt and marketable equity securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012, was $96,923,000 and $33,985,000, which is approximately 96.3% and 43.7%, respectively, of the Company’s available-for-sale investment portfolio.  These declines in fair value resulted primarily from recent increases in market interest rates.  Based on evaluation of available information and evidence, particularly recent volatility in market yields on debt securities, management believes the declines in fair value for these securities are temporary.

Unrealized losses and fair value, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2013
	Less than 12 Months		12 Months or More		Total	Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government sponsored agencies	$68,313	$4,798	$–	$–	$68,313	$4,798
State and political subdivision securities	14,379	1,464	2,904	278	17,283	1,742
U.S. Government sponsored agency mortgage-backed securities	5,930	81	–	–	5,930	81
U.S. Small Business Administration loan pool certificates	4,810	338	–	–	4,810	338
Equity and other securities	587	13	–	–	587	13

Total temporarily impaired securities	$94,019	$6,694	$2,904	$278	$96,923	$6,972

	December 31, 2012
	Less than 12 Months		12 Months or More		Total	Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government sponsored agencies	$27,832	$43	$–	$–	$27,832	$43
State and political subdivision securities	6,153	153	–	–	6,153	153

Total temporarily impaired securities	$33,985	$196	$–	$–	$33,985	$196

The unrealized losses on the Company’s investments in obligations of U.S. government sponsored agencies, state and political securities, U.S. government sponsored agency mortgage-backed securities and U.S. Small Business Administration loan pool certificates were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 2:  AVAILABLE-FOR-SALE SECURITIES (Continued)

The Company enters into sales of securities under agreements to repurchase.  The amounts deposited under these agreements represent short-term debt and are reflected as a liability in the consolidated balance sheets.  The securities underlying the agreements are book-entry securities.  During the period, securities held in safekeeping were pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors’ interest in the securities.  At December 31, 2013, or at any month end during the period, no material amount of agreements to repurchase securities sold was outstanding with any individual entity.

Information on sales of securities under agreements to repurchase is as follows:

	2013	2012
(In thousands)
Balance as of December 31	$32,335	$21,668
Carrying value of securities pledged to secure agreements to repurchase at December 31	$44,643	$37,059
Average balance during the year of securities sold under agreements to repurchase	$32,426	$18,663
Maximum amount outstanding at any month-end during the year	$40,944	$22,071

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss)
Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of operations during the years ended December 31, 2013 and 2012 were as follows:

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) Year Ended
	December 31, 2013	December 31, 2012	Affected line item in the Consolidated Statements of Operations
(In thousands)
Realized gains on available-for-sale securities	$127	$–	Realized gains on available-for-sale securities (Total reclassified amount before tax)
Income taxes	(51)	–	Benefit for income taxes
Total reclassifications out of accumulated other comprehensive income	$76	$–

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at December 31, 2013 and 2012 include the following:

	2013	2012

(In thousands)
Commercial loans	$120,283	$115,520
Commercial real estate loans	145,045	143,198
Construction loans	44,806	46,515
Home equity loans	43,169	49,529
Residential real estate loans	44,771	43,584
Consumer loans	8,885	10,054
Lease financing	7,836	7,271

Total loans	414,795	415,671
Less: Allowance for loan losses	8,992	9,057

Net loans	$405,803	$406,614

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,097	$3,582	$1,543	$634	$1,138	$46	$17	$9,057
Provision charged to expense	2,281	(1,067)	(38)	(180)	(37)	(26)	17	950
Losses charged off	(141)	(672)	(250)	–	(523)	–	(18)	(1,604)
Recoveries	319	27	171	30	40	–	2	590
Balance, end of year	$4,556	$1,870	$1,426	$484	$618	$20	$18	$8,992

	For the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,987	$3,772	$2,721	$1,338	$2,312	$30	$29	$13,189
Provision charged to expense	961	2,029	(777)	(345)	(677)	25	(16)	1,200
Losses charged off	(2,030)	(2,239)	(882)	(417)	(540)	(9)	–	(6,117)
Recoveries	179	20	481	58	43	-	4	785
Balance, end of year	$2,097	$3,582	$1,543	$634	$1,138	$46	$17	$9,057

	For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$3,339	$3,974	$4,579	$1,262	$1,488	$38	$51	$14,731
Provision charged to expense	(52)	925	434	753	1,304	(33)	(31)	3,300
Losses charged off	(582)	(1,218)	(2,352)	(725)	(637)	–	–	(5,514)
Recoveries	282	91	60	48	157	25	9	672
Balance, end of year	$2,987	$3,772	$2,721	$1,338	$2,312	$30	$29	$13,189

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment methods as of December 31, 2013 and 2012:

	December 31, 2013
(In thousands)	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,747	$635	$775	$116	$56	$–	$–	$5,329
Collectively evaluated for impairment	809	1,235	651	368	562	20	18	3,663
Total	$4,556	$1,870	$1,426	$484	$618	$20	$18	$8,992

Loans:
Individually evaluated for impairment	$18,100	$7,343	$11,331	$1,307	$1,890	$–	$–	$39,970
Collectively evaluated for impairment	102,183	137,702	33,475	41,862	42,882	7,836	8,885	374,825
Total	$120,283	$145,045	$44,806	$43,169	$44,771	$7,836	$8,885	$414,795

	December 31, 2012
	Commercial	Commercial Real Estate	Construction	Home Equity	Residential Real Estate	Lease Financing	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$550	$1,812	$564	$143	$331	$–	$–	$3,400
Collectively evaluated for impairment	1,547	1,770	979	491	807	46	17	5,657
Total	$2,097	$3,582	$1,543	$634	$1,138	$46	$17	$9,057

Loans:
Individually evaluated for impairment	$15,092	$9,437	$12,548	$1,315	$4,135	$–	$–	$42,527
Collectively evaluated for impairment	100,428	133,761	33,967	48,214	39,449	10,054	7,271	373,144
Total	$115,520	$143,198	$46,515	$49,529	$43,584	$10,054	$7,271	$415,671

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the credit risk profile of the Company’s loan portfolio based on the rating category and payment activity as of December 31, 2013 and 2012.  These categories are defined as follows:

Pass – loans that exhibit acceptable financial performance, cash flow, leverage and the probability of default is considered low.

Classified – loans are inadequately protected by the current payment capacity of the obligor or by the collateral pledged.  These loans are characterized by the distinct probability that the Company will sustain some loss or incur additional expenses if the deficiencies are not corrected.

	2013			2012
(In thousands)	Pass	Classified	Total	Pass	Classified	Total
Commercial	$113,254	$7,029	$120,283	$112,679	$2,841	$115,520
Commercial real estate	140,874	4,171	145,045	136,397	6,801	143,198
Construction	34,922	9,885	44,806	35,589	10,926	46,515
Home equity	42,887	282	43,169	49,299	230	49,529
Residential real estate	42,862	1,910	44,771	41,228	2,356	43,584
Lease financing	7,836	–	7,836	10,054	–	10,054
Consumer	8,885	–	8,885	7,271	–	7,271
Total	$391,519	$23,276	$414,795	$392,517	$23,154	$415,671

The following tables present the Company’s loan portfolio aging analysis, including loans on non-accrual, as of December 31, 2013 and 2012:

	December 31, 2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$16	$–	$–	$16	$120,267	$120,283	$–
Commercial real estate	–	–	–	–	145,045	145,045	–
Construction	–	–	660	660	44,146	44,806	–
Home equity	–	8	100	108	43,061	43,169	–
Residential real estate	267	475	119	861	43,910	44,771	–
Lease financing	–	–	–	–	7,836	7,836	–
Consumer	–	–	–	–	8,885	8,885	–
Total	$283	$483	$879	$1,645	$413,150	$414,795	$–

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Commercial	$110	$–	$365	$475	$115,045	$115,520	$–
Commercial real estate	–	–	–	–	143,198	143,198	–
Construction	–	–	910	910	45,605	46,515	–
Home equity	–		–		49,529	49,529	–
Residential real estate	766	605	569	1,940	41,644	43,584	–
Lease financing	–	–	–	–	10,054	10,054	–
Consumer	–	–	–	–	7,271	7,271	–
Total	$876	$605	$1,844	$3,325	$412,346	$415,671	$–

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

The following tables present impaired loans for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$52	$54	$–	$666	$18
Commercial real estate	423	423	–	470	69
Construction	1,419	1,419	–	1,504	45
Home equity	–	–	–	–	–
Residential real estate	800	1,017	–	2,458	94
Lease financing	–	–	–	205	12
Consumer	154	154	–	–	–

Loans with a specific valuation allowance:
Commercial	$5,332	$5,355	$3,533	$938	$13
Commercial real estate	–	–	–	1,022	–
Construction	2,250	2,250	168	5,556	284
Home equity	232	238	56	202	–
Residential real estate	220	275	31	1,059	–
Lease financing	–	–	–	–	–
Consumer	–	–	–	–	–

Total impaired loans:
Commercial	$5,385	$5,408	$3,533	$1,604	$31
Commercial real estate	423	423	–	1,492	69
Construction	3,669	3,669	168	7,060	328
Home equity	232	238	56	202	–
Residential real estate	1,020	1,292	31	3,517	94
Lease financing	–	–	–	205	12
Consumer	154	154	–	–	–
Total	$10,883	$11,184	$3,788	$14,081	$534

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$877	$916	$–	$694	$106
Commercial real estate	521	521	–	1,798	71
Construction	1,684	1,684	–	1,699	40
Home equity	–	–	–	287	4
Residential real estate	1,201	1,336	–	847	57
Lease financing	233	233	–	169	16
Consumer	–	–	–	–	–

Loans with a specific valuation allowance:
Commercial	$643	$657	$241	$2,240	$42
Commercial real estate	1,537	1,567	1,000	2,741	49
Construction	10,016	10,016	490	10,915	466
Home equity	175	176	81	1,919	–
Residential real estate	3,332	3,376	1,262	3,016	183
Lease financing	–	–	–	100	–
Consumer	–	–	–	–	–

Total impaired loans:
Commercial	$1,520	$1,573	$241	$2,934	$148
Commercial real estate	2,058	2,088	1,000	4,539	120
Construction	11,700	11,700	490	12,614	506
Home equity	175	176	81	2,206	4
Residential real estate	4,533	4,712	1,262	3,863	240
Lease financing	233	233	–	269	16
Consumer	–	–	–	–	–
Total	$20,219	$20,482	$3,074	$26,425	$1,034

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
(In thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial	$16	$32	$–	$223	$56
Commercial real estate	482	514	–	1,781	109
Construction	101	101	–	1,427	–
Home equity	468	500	–	532	3
Residential real estate	904	1,014	–	1,140	17
Lease financing	–	–	–	25	67
Consumer	–	–	–	28	1

Loans with a specific valuation allowance
Commercial	$3,709	$3,850	$1,281	$4,298	$171
Commercial real estate	4,819	5,357	2,257	6,793	107
Construction	14,313	14,776	1,353	18,080	454
Home equity	2,208	2,242	296	940	3
Residential real estate	3,838	4,416	1,389	3,791	149
Lease financing	307	307	25	324	21
Consumer	–	–	–	–	–

Total impaired loans:
Commercial	$3,725	$3,882	$1,281	$4,521	$227
Commercial real estate	5,301	5,871	2,257	8,574	216
Construction	14,414	14,877	1,353	19,507	454
Home equity	2,676	2,742	296	1,472	6
Residential real estate	4,742	5,430	1,389	4,931	166
Lease financing	307	307	25	349	88
Consumer	–	–	–	28	1
Total	$31,165	$33,109	$6,601	$39,382	$1,158

The following table presents the Company’s non-accrual loans, also included in impaired loans, at December 31, 2013 and 2012:

	2013	2012
(In thousands)
Commercial	$5,194	$1,131
Commercial real estate	–	1,537
Construction	660	910
Home equity	232	175
Residential real estate	1,020	1,084
Lease financing	–	–
Consumer	–	–
	$7,106	$4,837

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in certain loan categories in the impaired loans are loans designated as troubled debt restructurings and classified as impaired.  At December 31, 2013, the Company had $258,000 of commercial loans, $423,000 of commercial real estate loans, $3,010,000 of construction loans, and $154,000 of lease financing loans that were modified in troubled debt restructurings and classified as impaired.

As a result of adopting the amendments in ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, in 2011, the Company reassessed all restructurings for identification as troubled debt restructurings.  The Company identified four loans restructured during 2011 fiscal year not originally classified as troubled debt restructurings totaling $1,066,000; however, these loans were properly classified as non-accrual impaired loans at the time of restructure and thus the allowance for loan losses was measured using the impairment measurement guidance.  Accordingly, there was no change in the valuation of these loans.

During the year ended December 31, 2013, the Company modified no loans in troubled debt restructuring transactions.  During the year ending December 31, 2012, the Company modified loans in troubled debt restructuring transactions and classified the loans as impaired.  The modification of terms for the troubled debt restructuring transactions included renewals of existing loans to borrowers experiencing financial difficulties at below market rates, modification to interest-only terms or extension of the amortization period.  None of the loans that were restructured subsequently defaulted within twelve months of the date of the restructure.

The following table presents loans restructured and classified as troubled debt restructurings by class during the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013			December 31, 2012			December 31, 2011
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
Commercial	–	$–	$–	1	$85	$85	6	$1,417	$1,408
Commercial real estate	–	–	–	–	–	–	5	3,498	3,498
Construction	–	–	–	–	–	–	3	3,724	3,724
Home equity	–	–	–	–	–	–	–	–	–
Residential real estate	–	–	–	1	371	371	–	–	–
Lease financing	–	–	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–	–	–
Total	–	$–	$–	2	$456	$456	14	$8,639	$8,630

As of December 31, 2013, the Company had no commitments outstanding to borrowers with loans identified as troubled debt restructurings.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 4:  PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	2013	2012

(In thousands)
Land	$5,154	$5,154
Buildings and improvements	16,493	15,984
Furniture and equipment	8,778	8,382
	30,425	29,520
Less accumulated depreciation	14,959	14,072

Total premises and equipment	$15,466	$15,448

NOTE 5:  FORECLOSED ASSETS HELD FOR SALE

Activity in the allowance for losses on foreclosed assets was as follows:

	2013	2012	2011
(In thousands)
Balance, beginning of year	$3,184	$2,985	$481
Provision charged to expense	2,147	867	3,159
Charge offs, net of recoveries	(1,281)	(668)	(655)
Balance, end of year	$4,050	$3,184	$2,985

Expenses applicable to foreclosed assets at December 31 include the following:

	2013	2012	2011
(In thousands)
Net gains on sale of foreclosed assets	$(1,069)	$(337)	$(555)
Provision for losses	2,147	867	3,159
Operating expenses, net of rental income	901	1,349	1,921
	$1,979	$1,879	$4,525

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 6:  CORE DEPOSIT INTANGIBLE ASSETS

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2013 and 2012 were:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Core Deposit Intangible	$1,000	$(964)	$1,000	$(821)

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $143,000, $143,000 and $143,000, respectively.  Estimated amortization expense for the remainder of the amortization period is:

(In thousands)
2014	36

NOTE 7:  DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit on residential mortgages that have not closed prior to the end of the period.  As the Company enters into commitments to originate these loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis.  The Company acquires such commitments to reduce interest rate risk on mortgage loans in the process of origination and mortgage loans held for sale.  These commitments to originate or sell loans on a best efforts basis are considered derivative instruments under ASC 815.  These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value.  As a result of measuring the fair value of the commitments to originate loans, the Company recorded no change in other assets or other liabilities for the year ended December 31, 2013.  For the year ended December 31, 2012, the Company recorded a decrease in other assets of $8,000, a decrease in other liabilities of $1,000 and an decrease in other income of $7,000.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis.  Due to the mark to market adjustment on commitments to sell loans held for sale the Company recorded a decrease in other assets of $144,000 and a decrease in other income of $144,000 for the year ended December 31, 2013.  For the year ended December 31, 2012, the Company recorded an increase in other assets of $84,000 and an increase in other income of $84,000.

At December 31, 2013 and 2012, total mortgage loans in the process of origination amounted to $216,000 and $1,577,000, respectively.  At December 31, 2013 and 2012, related forward commitments to sell mortgage loans amounted to approximately $1,438,000 and $7,621,000, respectively.

The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2013 and 2012, is disclosed in Note 20, Disclosures about Fair Value of Assets and Liabilities.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 8:  INTEREST-BEARING DEPOSITS

Interest-bearing time deposits in denominations of $100,000 or more were $64,761,000 on December 31, 2013 and $66,840,000 on December 31, 2012.  The Company acquires brokered deposits in the normal course of business.  At December 31, 2013 and 2012, brokered deposits of $28,060,000 and $27,236,000, respectively, were included in the Company’s time deposit balance.  Of the $28,060,000 in brokered deposits, $17,931,000 represented customer funds placed into the Certificate of Deposit Account Registry Service (“CDARS”).  The Bank is a member of the CDARS service which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000.  CDARS allows the Bank to break large deposits into smaller amounts and place them in a network of other CDARS institutions to ensure that full FDIC insurance coverage is gained on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Bank customer relationships that management views as core funding.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(In thousands)
2014	65,399
2015	27,428
2016	11,436
2017	4,660
2018	4,175
Thereafter	970

$114,068

NOTE 9:  OPERATING LEASES

Blue Valley Building Corp. leases office space to others under noncancellable operating leases expiring in various years through 2021.  Minimum future rent receivable under noncancellable operating leases at December 31, 2013 was as follows:

(In thousands)
2014	$596
2015	754
2016	775
2017	688
2018	600
Thereafter	1,652

$5,065

The Company incurred no consolidated rental and operating lease expenses for space the Company leases from others in 2013 and 2012 and incurred consolidated rental and operating lease expenses for space the Company leases from others of $11,000 in 2011.  The Company terminated the lease for space rented from others on September 30, 2011.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 10:  SHORT TERM DEBT

The Company has a line of credit with the FHLBank of Topeka (FHLB) which is collateralized by various assets including mortgage-backed loans and available-for-sale securities.  At December 31, 2013 and 2012, there was no outstanding balance on the line of credit.  The variable interest rate was 0.19% on December 31, 2013 and 0.23% on December 31, 2012.  At December 31, 2013 approximately $23,252,000 was available.  Advances are made at the discretion of the FHLBank of Topeka.

The Company also has a line of credit with the Federal Reserve Bank of Kansas City which is collateralized by various assets, including commercial and commercial real estate loans.  At December 31, 2013 and 2012, there was no outstanding balance on the line of credit.  The line of credit has a variable interest rate of federal funds rate plus 75 basis points and at December 31, 2013 approximately $37,192,000 was available.  Advances are made at the discretion of the Federal Reserve Bank of Kansas City.

NOTE 11:  LONG TERM DEBT

Long-term debt at December 31, 2013 and 2012 consisted of the following components:

	2013	2012
(In thousands)
FHLBank advances (A)	$62,500	$82,500
Less: Deferred prepayment penalty on modification of FHLB advances	(4,201)	(977)
Net FHLBank advances	58,299	81,523
Subordinated Debentures – BVBC Capital Trust II (B)	7,732	7,732
Subordinated Debentures – BVBC Capital Trust III (C)	11,856	11,856

Total long-term debt	$77,887	$101,111

(A)      Due in 2014, 2015, 2016 and 2018; collateralized by various assets including mortgage-backed loans and available-for-sale securities totaling $132,642,000 at December 31, 2013.  Advances, at interest rates from 0.32% to 1.84% are subject to restrictions or penalties in the event of prepayment.  FHLB advance availability is determined quarterly and at December 31, 2013, approximately $23,252,000 was available. Advances are made at the discretion of the FHLBank Topeka.
In the fourth quarter of 2013 and third quarter of 2010, the Company repaid FHLBank advances totaling $40.0 million and $42.5 million, respectively, of FHLB advances by rolling the net present value of the repaid advances into the funding cost of $40.0 million and $42.5 million, respectively, of new advances.  A modification fee of $3.9 million and $2.6 million, respectively was associated with the pay-off of the original FHLB advances which is amortized as an adjustment of interest expense over the remaining term of the new FHLB advances using the straight line method.  The unamortized modification fee at December 31, 2013 was approximately $4.2 million.  These transactions reduced the effective interest rate, as well as modified the maturity date on these borrowings.

(B)   Due in 2033; interest only at three month LIBOR + 3.25% (3.49% at December 31, 2013 and 3.56% at December 31, 2012) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust.  BVBC Capital Trust II issued and sold $7,500,000 in Capital Securities to third parties and $232,000 of Common Securities to the Company.  As of 2008, the Company may prepay the subordinated debentures, in whole or in part, at their face value plus accrued interest.

(C)   Due in 2035; interest only at three month LIBOR + 1.60% (1.85% at December 31, 2013 and 1.91% at December 31, 2012) due quarterly; fully and unconditionally guaranteed by the Company on a subordinated basis to the extent that the funds are held by the Trust.  BVBC Capital Trust III issued and sold $11,500,000 in Preferred Securities to third parties and $356,000 in Common Securities to the Company.  Subordinated to the trust preferred securities (B) due in 2033. As of 2010, the Company may prepay the subordinated debentures, in whole or in part, at their face value plus accrued interest.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 11:  LONG TERM DEBT (Continued)

At the request of the Federal Reserve Bank of Kansas City, quarterly payments had been deferred on the Company’s outstanding trust preferred securities.  Under the governing documents of our Subordinated Debentures issued by BVBC Capital Trust II and III, the quarterly payments since April 24, 2009 for BVBC Capital Trust II and since March 31, 2009 for BVBC Capital Trust III had been deferred through December 30, 2013.  The Company has the right to declare such a deferral for up to 20 consecutive quarterly periods and deferral may only be declared as long as the Company is not then in default under the provisions of the Amended and Restated Trust Agreement.  During the deferral period, interest on the indebtedness continues to accrue and the unpaid interest is compounded.  We received regulatory approval and utilized the proceeds from the December 23, 2013 initial close of our Offering to bring current all previously accrued and unpaid dividends and interest on our Subordinated Debentures issued by BVBC Capital Trust II and III prior to December 31, 2013.  Subsequent to December 31, 2013, we received approval for the Bank to pay dividends to the Company to pay amounts needed to pay quarterly dividends due in March and April, 2014 for our Subordinated Debentures.

For both BVBC Capital Trust II and BVBC Capital Trust III, as long as a deferral period continues, the Company is prohibited from: (i) declaring or paying any dividend on any of its capital stock, which would include both its common stock and the outstanding Fixed Rate Cumulative Preferred Stock (“Preferred Shares”), or (ii) making any payment on any debt security that is ranked pari passu with the debt securities issued by the respective trusts.  Because the Preferred Shares are subordinate to the trust preferred securities, the Company is restricted from paying dividends on these Preferred Shares until such time as all trust preferred dividends have been brought current.  See Note 13, Regulatory Matters for additional information.

Aggregate annual maturities of long-term debt at December 31, 2013 are as follows:

(In thousands)
2014	$7,500
2015	15,000
2016	15,000
2017	-
2018	25,000
Thereafter	19,588
82,088
Less: Deferred prepayment penalty on modification of FHLB advances	(4,201)
$77,887

 NOTE 12:  INCOME TAXES

The provision for income taxes consists of the following:

	2013	2012	2011
(In thousands)
Taxes currently (refundable) payable	$–	$–	$–
Deferred income taxes	(300)	(150)	9,823

	$(300)	$(150)	$9,823

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 12:  INCOME TAXES (Continued)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2013	2012	2011
(In thousands)
Computed at the statutory rate (34%)	$252	$40	$(2,040)
Increase (decrease) resulting from:
Tax-exempt interest	(163)	(87)	(50)
State income taxes	(27)	77	(20)
Changes in the deferred tax asset valuation allowance	(502)	(164)	12,600
Other	140	16	(667)

Actual tax provision	$(300)	$(150)	$9,823

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2013 and 2012 consolidated balance sheets are as follows:

	2013	2012
(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,327	$3,351
Net Operating Loss from Blue Valley Ban Corp. and subsidiary	8,475	9,153
Accumulated depreciation on available-for-sale securities	2,759	–
Deferred compensation	27	80
Offering costs	170	180
Non-accrual loan interest	116	46
Other real estate owned reserve	1,374	1,178
Other	856	639
	17,104	14,627
Deferred tax liabilities:
Accumulated depreciation	(215)	(253)
FHLB stock basis	(555)	(557)
Accumulated appreciation on available-for-sale securities	–	(29)
Prepaid intangibles	(187)	(177)
Other	(8)	(54)
	(965)	(1,070)

Net deferred tax asset before valuation allowance	16,139	13,557
Valuation allowance:
Beginning balance	(12,436)	(121,600)
(Increase) decrease during the period	502	164
Ending balance	(11,934)	(12,436)
Net deferred tax asset	$4,205	$1,121

The Company has unused Federal net operating loss carryforwards of $22,048,000, which expire starting in 2029.  The Company has unused Kansas Privilege Tax net operating loss carryforwards of $32,639,000 which expire between 2019 and 2022.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  As of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank had capital in excess of regulatory requirements for a well-capitalized institution.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since December 31, 2013 that management believes have changed the Bank’s position.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

 NOTE 13:  REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$71,811	13.90%	$41,321	8.00%	N/A
Bank Only	$73,451	14.24%	$41,267	8.00%	$51,583	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$61,777	11.96%	$20,661	4.00%	N/A
Bank Only	$66,972	12.98%	$20,633	4.00%	$30,950	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$61,777	10.07%	$24,550	4.00%	N/A
Bank Only	$66,972	10.80%	$24,793	4.00%	$30,991	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$65,441	12.01%	$43,588	8.00%	N/A
Bank Only	$72,542	13.33%	$43,539	8.00%	$54,424	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$52,851	9.70%	$21,794	4.00%	N/A
Bank Only	$65,702	12.07%	$21,769	4.00%	$32,654	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$52,851	8.10%	$26,084	4.00%	N/A
Bank Only	$65,702	10.08%	$26,060	4.00%	$32,574	5.00%
The Company and Bank are subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval.  At December 31, 2013, any dividend declaration would require regulatory approval.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 13:  REGULATORY MATTERS (Continued)

Preferred Stock and Warrants

On December 5, 2008, the Company issued and sold to the United States Department of Treasury (the “Treasury”) 21,750 shares of Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Shares”), along with a ten year warrant to purchase 111,083 shares of the Company’s common stock for $29.37 per share, for a total cash price of $21,750,000 (the “Transaction”).  The Preferred Shares have a liquidation preference of $1,000 per share.  The Transaction occurred pursuant to, and is governed by the U.S. Treasury’s Capital Purchase Plan (the “CPP”), which was designed to attract broad participation by institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy.  In connection with the transaction, the Company entered into a letter agreement with the Treasury which includes a Securities Purchase Agreement-Standard Terms (the “SPA”).  In October, 2013, as part of its outlined strategy to wind down its remaining Troubled Asset Relief Program investments, the Treasury sold its 21,750 Preferred Shares investment in the Company in an auction to private investors.  The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly.  The dividend rate increases to 9% beginning with the May 15, 2014 quarterly payment.  Dividends compound if they accrue and are not paid.  During the time that the Preferred Shares are outstanding, a number of restrictions apply to the Company, including, among others:

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

•	Failure to pay the Preferred Share dividend is not an event of default.

•	The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements.

The Warrant is exercisable immediately and expires in ten years, or December 5, 2018, from its origination date.  The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury.  If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange.  The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant.  If the Preferred Shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 13:  REGULATORY MATTERS (Continued)

The Board of Directors of the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Kansas City as of November 4, 2009.  This agreement was a result of an examination that was completed by the regulators in May 2009, and related primarily to the Bank’s asset quality.  Under the terms of the agreement, the Company and the Bank agreed, among other things, to submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on past due loans, classified loans, and other real estate owned; review and revise its allowance for loan and lease loss methodology and maintain an adequate allowance for loan loss; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition.  The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock or declare or pay any dividends without prior written approval from the Federal Reserve Bank.  The Company and the Bank substantially complied with all terms of the written agreement.

As a result of a November 12, 2012 regulatory examination, which noted the improved financial condition of the Company and the Bank, satisfactory risk management processes, and senior management oversight, as well as full compliance with all actionable provisions of the Written Agreement, the Federal Reserve Bank of Kansas City terminated the November 4, 2009 Written Agreement and, effective January 11, 2013, replaced it with a Memorandum of Understanding (“MOU”).  The MOU’s purpose is to maintain the financial soundness of the Company and the Bank, and provides, among other things, the Company and the Bank will continue to work on improvement of asset quality, maintain an adequate allowance for loan losses, maintain adequate capital, improve earnings, and not declare or pay any dividends or increase or guarantee any debt without prior written approval from the Federal Reserve Bank and the Office of the State Banking Commissioner of Kansas (“OSBC”).

At the request of the Federal Reserve Bank of Kansas City, the Company has deferred the payment of quarterly dividends on the Preferred Shares since May 15, 2009.  The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly.  The dividend rate increases to 9% beginning with the May 15, 2014 quarterly payment, which will cause the Company’s quarterly dividend to increase from $271,875 to $493,375.  Dividends compound if they accrue and are not paid.  Failure by the Company to pay the preferred share dividend is not an event of default and the Company has accrued for all deferred dividends and compounded interest through December 31, 2013.  As of December 31, 2013 and December 31, 2012, the Company had accrued $5.8 million and $4.5 million, respectively, for dividends and interest on the Preferred Shares.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 14:  TRANSACTIONS WITH RELATED PARTIES

At December 31, 2013 and 2012, the Company had loans outstanding to executive officers, directors and to companies in which the Company’s and Bank’s executive officers or directors were principal owners, in the amount of $17,066,000 and $13,632,000, respectively.  Annual activity consisted of the following:

	2013	2012
(In thousands)
Balance, beginning of year	$13,632	$12,967
New loans and advances	14,144	4,060
Repayments and reclassifications	(10,710)	(3,395)

Balance, end of year	$17,066	$13,632

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

Deposits from executive officers and directors held by the Company at December 31, 2013, and 2012 totaled $4,501,000 and $5,119,000, respectively.

NOTE 15:  PROFIT SHARING AND 401(K) PLANS

The Company’s profit sharing and 401(k) plans cover substantially all employees.  Contributions to the profit sharing plan are determined annually by the Board of Directors, and participant interests are vested over a five-year period.  The Company did not make a contribution to the profit sharing plan during 2013, 2012 and 2011.  The Company’s 401(k) plan permits participants to make contributions by salary reduction, based on which the Company matches 100% of the first 3% of the employee’s contribution plus 50% of the next 2% of compensation contributed by the employee.  The Company’s matching contributions to the 401(k) plan are vested immediately. The Company’s matching contributions charged to expense for 2013, 2012 and 2011 were $281,000, $234,000 and $255,000, respectively.

NOTE 16:  EQUITY INCENTIVE COMPENSATION

The Company has an Equity Incentive Plan (the “Plan”) which allows the Company to issue equity incentive compensation awards to its employees and directors in the forms of stock options, restricted shares or deferred share units.

Under the fixed option provisions of the Plan, the Company may grant options for shares of common stock that vest two years from the date of grant to its employees.  At December 31, 2013, the Company had 58,541 shares available to be granted (options granted prior to 1998 were subject to an earlier plan with similar terms).  The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant, and maximum terms are 10 years.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 16:  EQUITY INCENTIVE COMPENSATION (Continued)

During 2013, 2012 and 2011, the Company granted no stock options, but did grant 44,210, 55,155 and 40,666 shares of restricted common stock, respectively.  Restricted stock granted to the President of the Company since 2009 vest immediately upon the later of 2 years from the date of grant or at such time when the United States Department of Treasury no longer holds any equity securities of the Company acquired through the TARP Capital Purchase Program.  Restricted stock granted in 2013 to employees and granted in 2012 to employees other than the President vested immediately.  2011 and 2010 recipients of the restricted stock grant who are employees other than the President fully vest in the stock after three years from the date of the grant.  Recipients of the restricted stock grant who are directors vested immediately in 2013, 2012 and 2011.  The non-vested shares were 11,930, 30,730, and 40,529 as of December 31, 2013, 2012 and 2011, respectively.  The cost basis of the restricted shares granted which is equal to the fair value of the Company’s stock on the date of grant, will be amortized to compensation expense ratably over the applicable vesting period.  Expenses associated with restricted stock grants were $295,000, $272,000, and $300,000 for 2013, 2012 and 2011, respectively.  The amount of unrecognized compensation costs was $23,000, $97,000, and $127,000 as of December 31, 2013, 2012, and 2011, respectively.  During 2013, 2012 and 2011, 0, 0 and 7,437 shares of restricted stock were forfeited, respectively.

A summary of the status of option shares under the plan at December 31, 2013, 2012 and 2011, and changes during the years then ended, is presented below:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	–	$–	10,575	$25.00	24,375	$22.07
Exercised	–	–	–	–	–	–
Forfeited	–	–	10,575	25.00	13,800	19.82
Outstanding, end of year	0	$–	0	$0.00	10,575	$25.00

Intrinsic value of shares exercised	$–		$–		$–

Options exercisable, end of year	0	$0.00	0	$0.00	10,575	$25.00

There were no options outstanding and exercisable as of December 31, 2013.

NOTE 17:  EMPLOYEE STOCK PURCHASE PLAN

The 2004 Blue Valley Ban Corp. employee stock purchase plan (“ESPP”) provides the right to subscribe to 100,000 shares of common stock to substantially all employees of the Company and subsidiaries, except those who are 5% or greater shareholders of the Company.  The purchase price for shares under the plan is determined by the Company’s Board of Directors (or a designated Committee thereof) and was set to 85% of the market price on either the grant date or the offering date, whichever is lower, for the plan year beginning in February 2004.  Expense associated with the plan recognized in 2013, 2012 and 2011 was approximately $4,000, $3,000 and $4,000, respectively.  Information about employee stock purchase plan activity as of December 31, 2013, 2012 and 2011 is set forth in the following table.

Employee Stock Purchase Plan Activity
Plan year ending January 31,	Shares purchased	Purchase Price
2013	4,748	$ 3.49
2012	6,508	$ 3.49
2011	2,628	$ 6.80

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 18:                      OTHER INCOME/EXPENSE

Other income consists of the following:

	2013	2012	2011
(In thousands)
Rental income	$719	$556	$378
Realized gain on foreclosed assets	1,292	521	578
Other income	1,432	458	28

Total	$3,443	$1,535	$984

2013 other income includes the realization of approximately $1.0 million of income upon payment of the deferred interest due for BVBC Capital Trust III due to a change in assumptions in the calculation for interest due on the securities.

Other operating expenses consist of the following:

	2013	2012	2011
(In thousands)
FDIC assessments	$1,082	$1,324	$1,509
Professional fees	883	1,383	1,237
Data processing	824	1,104	1,110
ATM and network fees	741	745	758
Loan processing fees	175	194	283
Other expense	3,150	2,756	2,954

Total	$6,855	$7,506	$7,851

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

The differences between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale were losses of $6,000 at December 31, 2013 and gains of $32,000 at December 31, 2012 and $34,000 at December 31, 2011.  Losses from fair value changes included in loans held for sale fee income were $38,000 and $2,000 for the years ended December 31, 2013 and 2012, respectively, and income from fair value changes included in loans held for sale fee income was $178,000 for the year ended December 31, 2011.  Interest income on loans held for sale is included in interest and fees on loans in the Company’s consolidated statement of operations.  See Note 20 for additional disclosures regarding fair value of mortgage loans held for sale.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Company’s condensed consolidated balance sheet and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(In thousands)
December 31, 2013:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$68,313	$–	$68,313	$–
State and political subdivision securities	19,764	–	19,764	–
U.S. Government sponsored agency mortgage-backed securities	7,183	–	7,183	–
U.S. Small Business Administration loan pool certificates	4,810	–	4,810	–
Equity and other securities	587	587	–	–
Mortgage loans held for sale	1,438	–	1,438	–
Commitments to originate loans	–	–	–	–
Forward sales commitments	40	–	–	40
Total assets	$102,135	$587	$101,508	$40
Liabilities:
Commitments to originate loans	$–	$–	$–	$–
Forward sales commitments	–	–	–	–
Total liabilities	$–	$–	$–	$–

December 31, 2012:
Assets:
Available-for-sale securities:
U.S. Government sponsored agencies	$63,148	$–	$63,148	$–
State and political subdivision securities	14,074	–	14,074	–
Equity and other securities	623	623	–	–
Mortgage loans held for sale	7,621	–	7,621	–
Commitments to originate loans	–	–	–	–
Forward sales commitments	184	–	–	184
Total assets	$85,650	$623	$84,843	$184
Liabilities:
Commitments to originate loans	$–	$–	$–	$–
Forward sales commitments	1	–	–	1
Total liabilities	$1	$–	$–	$1

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the Company’s consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Level 3 Reconciliation

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Company’s consolidated balance sheets using significant unobservable (Level 3) inputs:

	Commitments to Originate Loans	Forward Sales Commitments

(In thousands)
Balance as of December 31, 2012	$–	$184
Total realized and unrealized gains (losses):
Included in net income (loss)	–	(144)

Balance as of December 31, 2013	$–	$40

Balance as of December 31, 2011	$7	$100
Total realized and unrealized gains (losses):
Included in net income (loss)	(7)	84

Balance as of December 31, 2012	$–	$184

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Realized and unrealized gains and losses for items reflected in the table above are included in other income in the consolidated statement of operations.

Nonrecurring Measurements

The following table presents the fair value measurements at December 31, 2013 and 2012 of assets and liabilities measured at fair value on a non-recurring basis during the respective year:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(In thousands)
December 31, 2013:
Impaired loans, net of reserves	$4,685	$–	$–	$4,685
Foreclosed assets held for sale, net	13,983	–	–	13,983
	$18,668	$–	$–	$18,668
December 31, 2012:
Impaired loans, net of reserves	$5,480	$–	$–	$5,480
Foreclosed assets held for sale, net	17,894	–	–	17,894
	$23,374	$–	$–	$23,374

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Commitments to Originate Loans	$–	Market comparable prices	Quoted prices for similar loans Estimated Customer Fallout Rate	NA
Forward Sales Commitments	$40	Market comparable prices	Quoted prices for similar loans	3.50%-4.50% (4.02%)
Collateral-dependent impaired loans	$4,685	Market comparable properties	Quoted prices for similar loans	9.00%-100.00% (38.00%)
Foreclosed assets held for Sale, net	$19,277	Market comparable properties	Comparability adjustments (%)	Not available

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Commitments to Originate Loans

The significant unobservable inputs used in the fair value measurement of the Company’s commitments to originate loans are the discount rate and estimated customer fallout rate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

Forward Sales Commitments
The significant unobservable input used in the fair value measurement of the Company’s forward sales commitment is the discount rate.  Significant increases (decreases) in this input would result in a significantly lower (higher) fair value measurement.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments not previously disclosed at December 31, 2013 and 2012.

	2013		2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$40,499	$40,499	$101,077	$101,077
Loans, net of allowance for loan losses (Level 3)	405,803	408,445	406,614	408,041
Federal Home Loan Bank stock, Federal Reserve Bank stock, and other securities (Level 3)	7,250	7,250	7,540	7,540
Interest receivable (Level 3)	1,736	1,736	1,529	1,529

Financial liabilities:
Deposits (Level 3)	448,368	450,027	484,466	487,059
Securities sold under agreement to repurchase and other interest-bearing liabilities (Level 3)	32,335	32,335	21,668	21,668
Long-term debt (Level 3)	77,887	78,240	101,111	95,216
Interest payable (Level 3)	989	989	4,166	4,166

Unrecognized financial instruments (net of amortization):
Commitments to extend credit (Level 3)	–	–	–	–
Letters of credit (Level 3)	–	–	–	–
Lines of credit (Level 3)	–	–	–	–

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

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

DECEMBER 31, 2013, 2012 AND 2011

NOTE 21:  COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS

The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and consumer loans to businesses and residents principally in southern Johnson County.  The Bank also purchases indirect leases from various leasing companies throughout Kansas and Missouri.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  At December 31, 2013 and 2012, the Company had outstanding commitments to originate loans aggregating approximately $6,388,335 and $28,268,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to $216,000 and $1,577,000 at December 31, 2013 and 2012, respectively.  Mortgage loans in the process of origination represent commitments to originate loans at both fixed and variable rates.   Mortgage loans held for sale amounted to $1,438,000 and $7,621,000 at December 31, 2013 and 2012, respectively.

Forward commitments to sell mortgage loans are obligations to sell loans at a specified price on or before a specified future date.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Related forward commitments to sell mortgage loans amounted to approximately $1,438,000 and $7,621,000 at December 31, 2013 and 2012, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $955,000 and $889,000 at December 31, 2013 and 2012, respectively, with terms ranging from one year to three years with the majority expiring in one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.  At December 31, 2013, the Company had unused lines of credit to borrowers aggregating approximately $165,238,000 for commercial, commercial real estate and construction lines and $31,866,000 for open-end consumer lines of credit.   At December 31, 2012, the Company had unused lines of credit to borrowers aggregating approximately $146,913,000 for commercial, commercial real estate and construction lines and $33,570,000 for open-end consumer lines of credit.

NOTE 21:  COMMITMENTS, CREDIT RISKS AND CURRENT ECONOMIC CONDITIONS (Continued)

The Bank is subject to possible future repurchase and indemnification demands for future losses realized by investors for alleged breaches of representations and warranties on mortgage loans previously sold to investors.  The financial services industry has been materially and adversely impacted by a prolonged period of negative economic conditions, including but not limited to high levels of unemployment, declines in asset values, as well as delinquencies and defaults on loans.  These defaults on loans include possible “strategic defaults” which are characterized by borrowers that appear to have the financial means to meet the debt service requirements of their loans, however, elect not to do so because the value of the assets securing their debts may have declined below the amount of the debt or in consideration of statutory restrictions which impede a lender’s ability to exercise prudent collection efforts or foreclose in an efficient manner.  For three years ending December 31, 2013, the Company has repurchased 1 loan from an investor totaling $458,000 for which no losses have been recognized.  Additionally, during the three years ending December 31, 2013, the Company has recognized indemnification losses totaling approximately $171,000 for loans previously sold to investors.  The financial statements have been prepared using values and information currently available to the Company; however, there can be no assurance that the impact of these conditions will cease or reverse to mitigate possible risk of future potential losses by the Bank.

The current economic environment continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

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

DECEMBER 31, 2013, 2012 AND 2011

NOTE 23:  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents the unaudited results of operations for the past two years by quarter.  See discussion on earnings per share in "Note 1:  Nature of Operations and Summary of Significant Accounting Policies" in the Company's Consolidated Financial Statements.

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$5,824	$5,651	$5,680	$5,702	$6,002	$6,097	$6,060	$6,224
Interest expense	990	1,444	1,505	1,532	1,636	1,737	1,849	1,970
Net interest income	4,834	4,207	4,175	4,170	4,366	4,360	4,211	4,254
Provision for loan losses	2,650	(1,200)	(500)	-	-	650	100	450
Net interest income after provision for loan losses	2,184	5,407	4,675	4,170	4,366	3,710	4,111	3,804
Non-interest income	3,293	1,685	1,738	1,756	1,981	2,165	1,678	1,610
Non-interest expense	5,933	6,289	6,093	5,850	6,188	5,524	5,866	5,730
Income (loss) before income taxes	(457)	803	320	76	159	351	(77)	(316)
Provision (benefit) for income taxes	(300)	-	-	-	(147)	(1)	(1)	(1)
Net income (loss)	(157)	803	320	76	306	352	(76)	(315)
Dividends on preferred shares	288	272	272	272	290	272	272	272
Net income (loss) available to common shareholders	$445	$531	$48	$(196)	$16	$80	$(348)	$(587)

Net Income (loss) per Share Data
Basic	$(0.15)	$0.18	$0.02	$(0.07)	$0.01	$0.03	$(0.12)	$(0.21)
Diluted	$(0.15)	$0.18	$0.02	$(0.07)	$0.01	$0.03	$(0.12)	$(0.21)

Balance Sheet
Total assets	$609,086	$632,806	$636,776	$645,527	$657,005	$662,917	$656,457	$671,946
Total loans, net	405,803	399,521	399,410	406,369	406,614	421,243	419,928	427,094
Stockholders' equity	42,229	36,244	37,594	39,348	39,815	39,573	39,440	39,833

The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 24:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2013 and 2012

	2013	2012
(In thousands)
ASSETS
Cash and cash equivalents	$4,133	$646
Investments in subsidiaries:
Bank of Blue Valley	62,877	65,924
BVBC Capital Trust II	232	232
BVBC Capital Trust III	356	356
Other assets	86	18

Total Assets	$67,684	$67,176

LIABILITIES
Subordinated debentures	$19,588	$19,588
Other liabilities	5,868	7,773
Total Liabilities	25,456	27,361

STOCKHOLDERS’ EQUITY
Preferred Stock	22	22
Common stock	4,327	2,934
Additional paid-in capital	44,010	38,746
Retained earnings (Accumulated deficit)	(1,992)	(1,930)
Accumulated other comprehensive income (loss), net of income tax (credit) of $(2,759) in 2013 and $29 in 2012	(4,139)	43
Total Stockholders’ Equity	42,228	39,815

Total Liabilities and Stockholders’ Equity	$67,684	$67,176

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 24:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Operations
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
(In thousands)
Income
Dividends from subsidiaries	$–	$–	$–
Other income	1,045	20	19
	1,045	20	19

Expenses	1,138	1,486	1,291

Loss before income taxes and equity in undistributed net loss of subsidiaries	(93)	(1,466)	(1,272)
Income tax benefit	-	(494)	(1,142)
Valuation allowance on deferred tax asset		494	2,169

Loss before equity in undistributed net loss of subsidiaries	(93)	(1,466)	(2,299)
Equity in undistributed net income (loss) of subsidiaries	1,135	1,733	(13,524)

Net income (loss)	$1,042	$267	$(15,823)

Condensed Statements of Comprehensive Income (Loss)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
(In thousands)
Net income (loss)	$1,042	$267	$(15,823)
Other comprehensive income (loss)
Change in unrealized appreciation on available-for-sale securities, net of income taxes (credit) of $(2,710) in 2013, $(60) in 2012 and $69 in 2011	(4,106)	(91)	104
Less: reclassification adjustment for realized gains included in net income (loss), net of income taxes of $51 in 2013	(76)	–	–
Comprehensive income (loss)	$(3,140)	$176	$(15,719)

BLUE VALLEY BAN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 24:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

(In thousands)
OPERATING ACTIVITIES
Net Income (loss)	$1,042	$267	$(15,823)
Items not requiring (providing) cash:
Deferred income taxes	–	–	1,197
Equity in undistributed net loss (income) of subsidiaries	(1,135)	(1,733)	13,524
Restricted stock earned	288	245	77
Changes in:
Other assets	(68)	37	(38)
Other liabilities	(2,992)	1060	943
Net cash used in operating activities	(2,865)	(124)	(120)

INVESTING ACTIVITIES
Capital contributed to subsidiary	–	–	–
Net cash used in investing activities	–	–	–

FINANCING ACTIVITIES
Proceeds from sale of additional stock through rights offering	6,333	–	–
Proceeds from sale of common stock through Employee Stock Purchase Plan (ESPP)	19	27	21
Net cash provided by financing activities	6,352	27	21

INCREASE IN CASH AND CASH EQUIVALENTS	3,487	(97)	(99)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	646	743	842

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,133	$646	$743